Form 10-Q
period 2012-03-31
VII Peaks-KBR Co-Optivist Income BDC II, Inc.
filed 2012-05-15
CIK 1527385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File No. 0-54615

VII Peaks-KBR Co-Optivist Income BDC II, Inc.

(Exact name of Registrant as specified in its charter)

Maryland	45-2918121
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

255 Shoreline Drive, Suite 428
Redwood City, California 94065

(Address of principal executive offices)

(877) 700-0527

(Registrant’s telephone number, including area code)

Not applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding as of May 15, 2012 was 22,333.

VII PEAKS-KBR CO-OPTIVIST INCOME BDC II, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2012

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VII PEAKS-KBR CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF ASSETS AND LIABILITIES

	As of
	March 31, 2012	December 31, 2011
	(Unaudited)	(1)
ASSETS
Cash and cash equivalents	$151,871	$200,854
Prepaid expenses	8,606	-
Due from related party	1,976	-
Deferred offering costs	670,266	354,025
Total assets	$832,719	$554,879
LIABILITIES
Accounts payable and accrued liabilities	$5,210	$4,200
Due to related party	830,397	454,539
Total liabilities	$835,607	$458,739
NET ASSETS
Preferred stock, par value, $.001 per share; 50,000,000 authorized; 0 shares issued and outstanding	-	-
Common stock, par value, $.001 per share; 200,000,000 authorized; 22,333 shares issued and outstanding	22	22
Paid-in capital in excess of par	200,978	200,978
Accumulated net loss	(203,888)	(104,860)
Total net assets	(2,888)	96,140
Total liabilities and net assets	$832,719	$554,879

(1)	Derived from the audited statements of assets and liabilities as of December 31, 2011.

The accompanying notes are an integral part of these financial statements.

VII PEAKS-KBR CO-OPTIVIST INCOME BDC II, INC.

STATEMENT OF OPERATIONS

(Unaudited)

For the Three Months Ended March 31, 2012

Investment income:	$-
Expenses:
General and administrative	35,434
Organizational expenses	63,360
Other	234
Net loss in net assets resulting from operations	$(99,028)

The accompanying notes are an integral part of these financial statements.

2

VII PEAKS-KBR CO-OPTIVIST INCOME BDC II, INC.

STATEMENT OF CHANGES IN NET ASSETS

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2011	22,333	22	200,978	(104,860)	96,140
Net Loss	-	-	-	(99,028)	(99,028)
Balance, March 31, 2012	22,333	$22	$200,978	$(203,888)	$(2,888)

The accompanying notes are an integral part of these financial statements.

VII PEAKS-KBR CO-OPTIVIST INCOME BDC II, INC.

STATEMENT OF CASH FLOWS

(Unaudited)

For the Three Months Ended March 31, 2012
Operating activities
Net decrease in net assets from operations	$(99,028)
Adjustments to reconcile net decrease in net assets from operations to net cash used in operating activities:
(Increase) decrease in operating assets:
Prepaid Expenses	(8,606)
Due from related party	(1,976)
Deferred offering cost	(316,241)
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	1,010
Due to related party	375,858
Net cash used in operating activities	(48,983)
Net decrease in cash and cash equivalents	(48,983)
Cash and cash equivalents, beginning of period	200,854
Cash and cash equivalents, end of period	$151,871

The accompanying notes are an integral part of these financial statements.

VII PEAKS-KBR CO-OPTIVIST INCOME BDC II, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Note 1.  Nature of Operations

VII Peaks-KBR Co-Optivist Income BDC II, Inc. (the “Fund”), a Maryland corporation formed on August 3, 2011, is an externally managed, non-diversified closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Fund intends to elect to be treated for federal income tax purposes as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Fund intends to invest in discounted corporate debt and equity-linked debt securities of public companies.

On August 9, 2011, the Fund filed a registration statement on Form N-2 to sell up to 75,000,000 shares of common stock at an initial public offering price of $10.00 per share. The registration statement was declared effective by the Securities Exchange Commission (the “SEC”) on March 1, 2012. The Fund will not commence operations until it is able to raise gross offering proceeds of $1,000,000, all of which must be from persons who are not affiliated with the Fund or us or VII Peaks-KBR BDC Advisor II, LLC (the “Manager”) by one year from the date the registration statement was declared effective by the SEC. Pending satisfaction of this condition, all subscription payments will be placed in an account held by the escrow agent, UMB Bank, N.A., in trust for the benefit of the Fund’s subscribers, pending release to the Fund. If the Fund does not meet the minimum offering requirement by one year from the date the registration statement was declared effective by the SEC, or March 1, 2013, the Fund will promptly return all funds in the escrow account (including interest), and will stop offering shares.

The Fund has not established sources of revenue sufficient to fund the development of business and will rely on future sales of its common stock to provide it with sufficient capital to complete its business plan.

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements of the Fund have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for the full year.

The financial statements reflect all adjustments and reclassifications which, in the opinion of management, are necessary for the fair presentation of the Fund’s results of operations and financial condition for the periods presented.

Use of Estimates in the Preparation of Financial Statements

The preparation of the accompanying financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and income, gains (losses) and expenses during the period reported. Actual results could differ materially from those estimates.

Note 2.  Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

The Fund considers all highly-liquid instruments with an original maturity of three months or less, at date of purchase, to be cash equivalents.

The Fund’s cash and cash equivalents consist of money held in a checking account at one major financial institution, which is insured by the Federal Deposit Insurance Corporation (the “FDIC”). As of March 31, 2012 and December 31, 2011, the Fund does not have deposits in excess of the deposit insurance. Upon commencement of operations cash concentrations may exceed the FDIC insured amount.

Organizational Costs

Organizational costs are expensed by the Fund as incurred (see Note 4).

Offering Costs

The Fund is a closed-end fund with a continuous offering period. Accordingly, the Fund follows the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topics 946 20-25-6 and 946-20-35-5 and offering costs are capitalized and will be amortized on a straight-line basis over a period not to exceed twelve months from the date that operations commence. As of March 31, 2012 and December 31, 2011, $670,266 and $354,025 of offering costs have been incurred and deferred since operations have not yet commenced, respectively (see Note 4).

U.S. Federal Income Taxes

The Fund intends to elect to be treated for federal income tax purposes as a RIC under subchapter M of the Code and to operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC, among other things, the Fund is required to annually distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code. So long as the Fund maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned by the Fund represents obligations of the Fund’s investors and will not be reflected in the financial statements of the Fund. The Fund will also be subject to nondeductible federal excise taxes if it does not distribute at least 98% of net ordinary income, 98.2% of capital gain net income, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes.

New Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and IFRSs (“ASU 2011-04”), which amends GAAP to conform it with fair value measurement and disclosure requirements in International Financial Reporting Standards (“IFRS”).

The amendments in ASU 2011-04 change the wording used to describe the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments in ASU 2011-04 are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011. As such the Fund has adopted this ASU beginning with the quarter ended March 31, 2012. There were no related impacts on our financial position or results of operations.

Note 3. Valuation of Portfolio Investments

The Fund intends to determine the net asset value of its investment portfolio each quarter. Securities that are publicly-traded will be valued at the reported closing price on the valuation date. Securities that are not publicly-traded will be valued at fair value as determined in good faith by the board of directors. In connection with that determination, the Manager will prepare portfolio company valuations using relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, the most recent portfolio company financial statements and forecasts, and valuations prepared by third-party valuation services.

With respect to investments for which market quotations are not readily available, the Fund will undertake a multi-step valuation process each quarter, as described below:

•	the quarterly valuation process will begin with each portfolio company or investment being initially valued by members of the investment committee, with such valuation taking into account information received from an independent valuation firm, if applicable;

•	preliminary valuation conclusions will then be documented and discussed with the members of the board of directors; and

•	the board of directors will discuss valuations and will determine the fair value of each investment in the portfolio in good faith based on various statistical and other factors, including the input and recommendation of members of the investment committee and any third-party valuation firm, if applicable.

Investments will be valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present value amount (discounted) calculated based on an appropriate discount rate. The measurement is based on the net present value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, the principal market and enterprise values, among other factors.

The Fund has adopted FASB ASC Topic 820, Fair Value Measurements and Disclosures (formerly Statement of Financial Accounting Standards No. 157, Fair Value Measurements), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements.

ASC Topic 820 clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of market participants. ASC Topic 820 provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. In addition, ASC Topic 820 provides a framework for measuring fair value and establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels of valuation hierarchy established by ASC Topic 820 are defined as follows:

Level 1:  Quoted prices in active markets for identical assets or liabilities, accessible by the Fund at the measurement date.

Note 3. Valuation of Portfolio Investments (continued)

Level 2:  Quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active, or other observable inputs other than quoted prices.

Level 3:  Unobservable inputs for the asset or liability.

In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level of input that is significant to the fair value measurement.

Note 4.  Related Party Transactions

The Fund is managed by the Manager. The Manager is wholly-owned by VII Peaks-KBR, LLC which is a joint venture between VII Peaks Capital, LLC (“VII Peaks”), and KBR Capital Advisors, LLC (“KBR”). The Manager has agreed to fund offering costs and organization costs. The Manager has incurred $667,123 of offering costs and $151,274 of organizational costs, respectively, during the period from August 3, 2011 (date of inception) to March 31, 2012 on behalf of the Fund. The Manager will recover organizational and offering costs funded from offering proceeds to the extent the reimbursement would not cause the selling commission, dealer manager fee, accountable due diligence expenses and other organizational and offering expenses borne by the Fund to exceed 15% of the gross offering proceeds. To the extent that the Manager is unable to recover these costs through offering proceeds, the Fund would be required to reimburse the Manager. In addition, VII Peaks has incurred $12,000 in employment costs on behalf of the Fund for the three months ended March 31, 2012.

The Fund has recorded $830,397 and $454,539 as due to related party on the Statements of Assets and Liabilities as of March 31, 2012 and December 31, 2011, respectively, of which, $818,397 and $454,539, respectively, is related to offering costs and organizational costs funded by the Manager. The remaining $12,000 in due to related party as of March 31, 2012, relates to employment costs incurred by VII Peaks on behalf of the Fund for the three months ended March 31, 2012.

For the three months ended March 31, 2012, the Fund has incurred $1,976 in costs on behalf of the Manager. Accordingly, the Fund has recorded $1,976 and $0 as due from related party on the Statement of Assets and Liabilities as of March 31, 2012 and December 31, 2011, respectively.

The Manager is entitled to a base and incentive management fee as outlined in the Investment Advisory Agreement with the Fund. The base fee is 2% of net assets below $100 million; 1.75% of net assets between $100 million and $250 million; and 1.5% of net assets over $250 million. The incentive fee has two parts. The first part, the subordinated incentive fee on income, will be calculated and payable quarterly in arrears based upon the Fund’s “pre-incentive fee net investment income” for the immediately preceding quarter. The subordinated incentive fee on income will be 20% of pre-incentive net investment income subject to a quarterly return to investors, expressed as a rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, of 2.0% (8.0% annualized). The second part of the incentive fee, the incentive fee on capital gains, will be an incentive fee on capital gains earned on liquidated investments from the portfolio and will be determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement). This fee will equal 20.0% of the Fund’s incentive fee capital gains, which will equal the Fund’s realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. As of March 31, 2012, no services have been performed by the Manager under this agreement, and no fees have been paid to it.

The Fund has also entered into an administration agreement with the Manager under which the Manager provides the Fund with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities and provides or oversees the performance of, the Fund’s required administrative services, which include, among other things, being responsible for the financial records which the Fund is required to maintain and preparing reports to its stockholders. The Manager is reimbursed amounts based on allocable portion of overhead costs under this agreement.

Note 4.  Related Party Transactions (continued)

The Manager purchased 111 and 22,222 shares of common stock on August 31, 2011 and December 31, 2011, respectively. These shares were purchased at a price of $9.00 per share, which represents the initial public offering price of $10.00 per share, net of selling commission and dealer manager fees.

KBR Capital Markets, LLC (the “Dealer Manager”) is an affiliate of KBR, and is a licensed broker-dealer registered with the Financial Industry Regulatory Authority (“FINRA”) and serves as the Dealer Manager for the Fund’s public offering of shares of common stock. The Dealer Manager will receive selling commission of 7% of gross offering proceeds and a dealer manager fee of up to 3% of gross offering proceeds, all or a portion of which may be reallowed to selected dealers.

Note 5.  Subsequent Events

Management of the Fund has evaluated subsequent events in the preparation of the Fund’s financial statements and has determined that no events require recognition or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying financial statements of VII Peaks-KBR Co-Optivist Income BDC II, Inc., and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to VII Peaks-KBR Co-Optivist Income BDC II, Inc., a Maryland corporation and, as required by context to VII Peaks-KBR Advisor II, LLC (the “Manager”), which serves as our investment adviser and administrator. VII Peaks-KBR Co-Optivist Income BDC II, Inc. is externally managed by VII Peaks-KBR Advisor II, LLC.

Forward-Looking Statements

This Form 10-Q includes forward-looking statements that reflect our expectations and projections about our future results, performance, prospects and opportunities. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” or “may” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements in this Form 10-Q are subject to a number of risks and uncertainties, some of which are beyond our control, including, among other things:

•	our ability to invest in discounted corporate debt and equity-linked debt securities of our target companies;
•	our ability to successfully employ our Co-OptivistTM approach in executing our investment strategy;
•	a limited pool of prospective target businesses;
•	our ability to pay distributions on our shares of common stock;
•	an economic downturn which could impair our target companies’ abilities to continue to operate, which could lead to the loss of some or all of our assets; and
•	changes in general economic or business conditions or economic or demographic trends in the United States.

Our actual results, performance, prospects or opportunities could differ materially from those expressed in or implied by our forward-looking statements. In light of these risks, uncertainties and assumptions, you should not place undue reliance on any forward-looking statements. These forward-looking statements are made as of the date of this Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements after the date of this Form 10-Q, whether as a result of new information, future events or otherwise, except as required by law. The forward-looking statements and projections contained in this Quarterly Report on Form 10-Q are excluded from the safe harbor protection provided by Section 27A of the Securities Act of 1933.

Overview

We intend to invest in discounted corporate debt and equity-linked debt securities of public and private companies whose securities trade on the secondary loan market for institutional investors and provide distributions to investors. At the same time, we will actively work with the target company’s management to restructure the underlying securities and improve the liquidity position of the target company’s balance sheet. We will employ a proprietary “Co-OptivistTM” approach (“cooperative activism”, Co-OptivistTM is a registered trademark of VII Peaks Capital, LLC, or VII Peaks, and is being used with their permission) in executing our investment strategy, which entails proactively engaging the target company management on average 24 months prior to a redemption event (typically a put or maturity event) to create an opportunity for growth in the investments. Our strategy is not dependent on restructuring to generate distributions.

Our investment objectives are to generate current income and capital appreciation. We intend to meet our investment objectives by: (i) realizing income and capital appreciation through the acquisition, management and orderly liquidation of corporate debt securities, (ii) making distributions of available distributable cash to our shareholders, and (iii) preserving the capital investments of our shareholders.

Our proprietary “Co-OptivistTM” (cooperative activism) approach entails investment in the corporate debt and equity-linked debt securities of target companies, or target investments, in conjunction with proactively engaging the target companies’ management. We intend to acquire target investments whose debt securities trade on the over-the-counter market for institutional loans at a discount to their par redemption value, and will be subject to a “redemption event” within (on average) 24 months. We define a “redemption event” as a maturity event or a put event (where investors in the target company’s debt security can have a redemption right at a pre-determined price). We intend to hold such debt an average of 12 – 18 months, during which time we anticipate working actively with the target company’s management to effect and/or participate in a restructuring or exchange of the invested securities for new securities.

We will make investments in target companies that meet our investment criteria. The size of an individual investment will vary based on numerous factors, including the amount of funds raised in this offering. However, assuming we raise the maximum offering amount of $750 million, we expect to hold at least 50 investments, and we anticipate that the minimum investment size will be approximately $250,000. We do not anticipate being heavily invested in any one industry, and generally, we do not expect to invest in more than two different classes of debt of the same target company. We intend to invest in debt and equity-linked debt of target companies with a minimum enterprise value of $200 million and whose debt and equity-linked debt is actively traded in the secondary loan market. We expect our portfolio to be predominantly composed of fixed-rate high-yield and equity-linked corporate debt securities. However, we may also purchase senior secured corporate debt securities which may have variable interest rates. We currently anticipate that the portion of our portfolio composed of variable rate corporate debt securities, if any, will not exceed 20%, but we may increase that to 33% of our aggregate portfolio at the time of any purchase depending on market opportunities.

We intend to offer our shareholders the ability to receive distributions as well as the potential capital appreciation resulting from the restructuring of the debt of our target companies. To the extent we have distributable income available we anticipate making distributions on a quarterly basis to our shareholders. We anticipate commencing distributions to our shareholders beginning at the end of the first full calendar quarter after the minimum offering requirement is met, with subsequent distributions occurring each quarter thereafter.

Between 2001 and 2008, corporate debt levels and the supply of leverage offered by banks and other investors steadily increased. We believe a significant amount of this debt will be subject to a redemption event prior to 2015. Many of the companies that have outstanding issues of such debt have not, or been unable to proactively refinance, creating a “refinancing wall” that we believe will create a liquidity shortfall for many issuers. The value of the debt securities of these companies as reflected in prices quoted in the secondary loan market, may be at a significant discount to par, and represent a premium yield to maturity reflective of these liquidity concerns, creating the opportunity for us to identify and invest in the debt securities of select companies at attractive current market valuations. We believe that our Co-OptivistTM approach can help our target companies achieve results that are beneficial to the long-term value of their businesses, which will in turn, result in capital gains through capital appreciation, or the exchange of invested securities into a current security or cash at a premium to its acquisition price. Our principals collectively have experience in principal investing, debt securities and general capital markets, and we believe we are well-positioned to capitalize on these opportunities.

Our investment activities are managed by our Manager who is registered as an investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act. Our Manager is responsible for sourcing potential investments, conducting research on prospective investments, analyzing investment opportunities, structuring our investments, and monitoring our investments and portfolio companies on an ongoing basis. Our Manager is led by Gurpreet (Gurprit) S. Chandhoke, who also serves as our Chief Executive Officer who has extensive experience in underwriting and issuing debt products that include high-yield, bank debt and convertible debt and has acted as financial adviser to private equity funds, venture capital firms and corporations in mergers and acquisitions, recapitalization and corporate finance transactions, and has served as principal investor in private equity and leveraged buyout transactions.

Our Manager has an investment committee that is responsible for reviewing, discussing and approving each investment opportunity we seek to pursue. We anticipate that our investment committee will meet once a week to discuss new and existing opportunities and developments on current investments. Our investment committee currently consists of Mr. Chandhoke, our Chief Executive Officer, and Quinlan D. Fang.

Critical Accounting Policies

This discussion of our expected operating plans is based upon our expected financial statements, which will be prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements will require our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. In addition to the discussion below, we will describe our critical accounting policies in the notes to our future financial statements.

Valuation of Portfolio Investments

The Fund intends to determine the net asset value of our investment portfolio each quarter. Securities that are publicly-traded will be valued at the reported closing price on the valuation date. Securities that are not publicly-traded will be valued at fair value as determined in good faith by our board of directors. In connection with that determination, our Manager will prepare portfolio company valuations using relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, the most recent portfolio company financial statements and forecasts, and valuations prepared by third-party valuation services.

With respect to investments for which market quotations are not readily available, we will undertake a multi-step valuation process each quarter, as described below:

•	our quarterly valuation process will begin with each portfolio company or investment being initially valued by members of our investment committee, with such valuation taking into account information received from our independent valuation firm, if applicable;

•	preliminary valuation conclusions will then be documented and discussed with the members of our board of directors; and

•	the board of directors will discuss valuations and will determine the fair value of each investment in our portfolio in good faith based on various statistical and other factors, including the input and recommendation of members of our investment committee and any third-party valuation firm, if applicable.

Investments will be valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present value amount (discounted) calculated based on an appropriate discount rate. The measurement is based on the net present value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, the principal market and enterprise values, among other factors.

We have adopted FASB ASC Topic 820, Fair Value Measurements and Disclosures (formerly Statement of Financial Accounting Standards No. 157, Fair Value Measurements), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements.

ASC Topic 820 clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of market participants. ASC Topic 820 provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. In addition, ASC Topic 820 provides a framework for measuring fair value and establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels of valuation hierarchy established by ASC Topic 820 are defined as follows:

Level 1:  Quoted prices in active markets for identical assets or liabilities, accessible by the Fund at the measurement date.

Level 2:  Quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active, or other observable inputs other than quoted prices.

Level 3:  Unobservable inputs for the asset or liability.

In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level of input that is significant to the fair value measurement.

Revenue Recognition

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt securities with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance, we generally will not accrue PIK interest for accounting purposes if the portfolio company valuation indicates that such PIK interest is not collectible. We do not accrue as a receivable interest on loans and debt securities for accounting purposes if we have reason to doubt our ability to collect such interest. Original issue discounts, market discounts or premiums are accreted or amortized using the effective interest method as interest income. We record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, is recognized on an accrual basis to the extent that we expect to collect such amount.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

We will measure net realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

Payment-in-Kind Interest

We may have investments in our portfolio that contain a PIK interest provision. Any PIK interest will be added to the principal balance of such investments and is recorded as income, if the portfolio company valuation indicates that such PIK interest is collectible. In order to maintain our status as a RIC, substantially all of this income must be paid out to shareholders in the form of dividends, even if we have not collected any cash.

Organization and Offering Expenses

Organization expenses will be expensed on the Fund’s statement of operations. Continuous offering expenses, excluding sales load, will be capitalized on the Fund’s balance sheet as deferred offering expenses and expensed to the Fund’s statement of operations over a period not to exceed 12 months.

Federal Income Taxes

We intend to elect to be treated for federal income tax purposes as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level federal income taxes on any ordinary income or capital gains that we distribute to our shareholders from our tax earnings and profits. To obtain and maintain our RIC tax treatment, we must meet, among other things, specified source-of-income and asset diversification requirements and distribute annually at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any.

Results of Operations

As of March 31, 2012, we have not commenced operations. For the three months ended March 31, 2012, we incurred organization costs of $63,360 which represented our only operating activities. These organization costs included, among other items, the cost of legal services pertaining to our organization and incorporation of our business and incorporation fees. Because we have not acquired any assets, our management is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting our targeted portfolio, the debt and equity of middle market companies, which may be reasonably anticipated to have a material impact on the capital resources and the revenue or income to be derived from the operation of our assets.

Revenues

We have neither engaged in any operations nor generated any revenues to date. Our activities since inception have largely been organizational activities and those necessary to prepare for our public offering of shares of our common stock. We plan to generate revenue primarily from the cash interest we will collect on our debt investments and, to a lesser extent, from the early termination fees that many of our debt investments require the borrower to pay. Further, we may generate revenue in the form of commitment, origination, structuring or diligence fees. Any such fees will be generated in connection with our investments and recognized as earned.

Expenses

We expect our primary annual operating expenses to be the payment of base management fees and incentive fees and the reimbursement of expenses under our investment advisory agreement and our administration agreement with our Manager. We will bear all other expenses, which are expected to include, among other things:

•	corporate, organizational and offering expenses relating to offerings of our common stock, subject to limitations included in our investment advisory agreement;

•	the cost of calculating our net asset value, including the related fees and cost of any third-party valuation services;

•	the cost of effecting sales and repurchases of shares of our common stock and other securities;

•	fees payable to third parties relating to, or associated with, monitoring our financial and legal affairs, making investments, and valuing investments, including fees and expenses associated with performing due diligence reviews of prospective investments;

•	transfer agent and custodial fees;

•	fees and expenses associated with marketing efforts;

•	federal and state registration fees and any stock exchange listing fees;

•	federal, state and local taxes;

•	independent directors’ fees and expenses, including travel expenses;

•	costs of director and shareholder meetings, proxy statements, shareholders’ reports and notices;

•	costs of fidelity bond, directors and officers/errors and omissions liability insurance and other types of insurance;

•	direct costs, including those relating to printing of shareholder reports and advertising or sales materials, mailing, long distance telephone and staff;

•	fees and expenses associated with independent audits and outside legal costs, including compliance with the Sarbanes-Oxley Act of 2002, the 1940 Act and applicable federal and state securities laws;

•	brokerage commissions for our investments;

•	all other expenses incurred by us or our Manager in connection with administering our business, including expenses incurred by our Manager in performing its obligations; and

•

the reimbursement of the compensation of our chief financial officer and chief compliance officer, whose salaries are paid by our Manager or one of its affiliates, to the extent that each such reimbursement amount is annually approved by our independent directors and subject to the limitations included in our administration agreement.

As of March 31, 2012, we have not met the minimum offering requirement set forth in our prospectus and have, therefore, not commenced operations.

Liquidity and Capital Resources

We intend to generate cash primarily from the net proceeds of our ongoing continuous public offering and from cash flows from fees, interest and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. Immediately after we meet our minimum offering requirement, gross subscription funds will total approximately $1,000,000. Subsequent to meeting our minimum offering requirement, we will sell our shares on a continuous basis at an initial offering price of $10.00; however, to the extent that our net asset value per share increases, we will sell at a price necessary to ensure that our shares are not sold at a price, after deduction of selling commissions and dealer manager fees, that is below our net asset value per share. In connection with each monthly closing on the sale of our shares pursuant to this prospectus on a continuous basis, our board of directors or a committee thereof is required to make the determination that we are not selling our shares at a price below our then current net asset value within 48 hours of the time that we price our shares. We will update the information contained in this prospectus by filing a prospectus supplement with the SEC at least every 45 days to provide information on the status of the offering and to disclose our holdings, and we will also post any updated information to our website.

Prior to investing in debt securities, we will invest the net proceeds from our continuous offering primarily in cash, cash equivalents, U.S. government securities, and high-quality debt instruments maturing in one year or less from the time of investment, consistent with our business development company election and our election to be taxed as a RIC.

We do not expect to borrow funds during the following twelve months to make investments. In the future, however, if the market for debt financing presents attractively priced debt financing opportunities, or if our board of directors determines that leveraging our portfolio would be in our best interests and the best interests of our shareholders, we may decide to borrow funds to make investments. We do not currently anticipate issuing any preferred shares.

Distributions

As of March 31, 2012 we have not commenced operations. Therefore, we have not generated any income or cash flow from our operations or funds available for distributions to our stockholders, nor have we declared any distributions. We intend to authorize and declare distributions monthly and pay distributions on a quarterly basis to our shareholders beginning at the end of the first full calendar quarter after the minimum offering requirement is met. Any distributions to our shareholders will be declared out of assets legally available for distribution. Once we commence making distributions to our shareholders, we expect to continue making distributions unless our results of operations, our general financial condition, general economic conditions, or other factors prohibit us from doing so. There can be no assurance that we will be able to sustain distributions at any particular level.

Each year a statement on Internal Revenue Service Form 1099-DIV (or such successor form) identifying the source of the distribution (i.e., paid from ordinary income, paid from net capital gain on the sale of securities, or a return of capital) will be mailed to our shareholders. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from this offering. As a result, a portion of the distributions we make may represent a return of capital for tax purposes. The tax basis of shares must be reduced by the amount of any return of capital distributions, which will result in an increase in the amount of any taxable gain (or a reduction in any deductible loss) on the sale of shares.

Distribution Reinvestment Plan

We have adopted an “opt-in” distribution reinvestment plan pursuant to which you may elect to have the full amount of your cash distributions reinvested in additional shares of our common stock. If you wish to receive your distribution in cash, no action will be required on your part to do so. There will be no selling commissions, dealer manager fees or other sales charges to you if, you elect to participate in the distribution reinvestment plan. We will pay the plan administrator’s fees under the plan. Your distribution amount will purchase shares at 95% of the price, net of all sales load, that the shares are offered pursuant to the effective registration statement of the public offering. Shares issued pursuant to our distribution reinvestment plan will have the same voting rights as our shares of common stock offered pursuant to this prospectus.

Election as a RIC

We intend to elect to be treated as a RIC under Subchapter M of the Code commencing in the first taxable year in which we meet the minimum offering requirements. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income that we distribute to our stockholders from our tax earnings and profits. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. In addition, in order to obtain RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gain over realized net long-term capital loss, or the annual distribution requirement. Even if we qualify as a RIC, we generally will be subject to corporate-level U.S. federal income tax on our undistributed taxable income and could be subject to U.S. federal excise, state, local and foreign taxes.

Related-Party Transactions and Agreements

Conflicts of interest between us and the various roles, activities and duties of the Manager and its affiliates may occur from time to time. The Manager, its officers and other affiliates may act as a manager or general partner of other private or public entities, some of whom may have the same or a similar investment objective as us. As a result, conflicts of interest between us and the other activities of the Manager and its affiliates may occur from time to time. None of the agreements or arrangements, including those relating to compensation, between us, the Manager or their affiliates, is the result of arm’s-length negotiations. As a result, there may be conflicts between us, on the one hand, and our Manager, including members of its management team, on the other, regarding the allocation of resources to the management of our day-to-day activities.

Further, the officers of VII Peaks are involved in other ventures, some of which may compete with us for investment opportunities, including certain affiliated funds or managed accounts, and may be incentivized to offer investment opportunities to such other ventures rather than to us which would make it more difficult to achieve our investment objectives.

In addition, the officers of KBR may also be involved in other ventures, some of which may compete with us for investment opportunities.

As a BDC, we will be subject to certain regulatory restrictions in making our investments. For example, we generally will not be permitted to co-invest with certain entities affiliated with our Manager in transactions originated by our Manager or its affiliates unless we obtain an exemptive order from the SEC or co-invest alongside our Manager or its affiliates in accordance with existing regulatory guidance and our allocation policy. Under existing regulatory guidance, we will be permitted to, and may co-invest in syndicated deals and secondary loan market transactions where price is the only negotiated point.

We may seek exemptive relief from the SEC to engage in co-investment transactions with our Manager and/or its affiliates. However, there can be no assurance that we will obtain such exemptive relief, if requested. Even if we receive exemptive relief, neither our Manager nor its affiliates are obligated to offer us the right to participate in any transactions originated by them. Prior to obtaining exemptive relief, we may co-invest alongside our Manager or its affiliates only in accordance with existing regulatory guidance and our allocation policy.

The compensation we pay to our Manager was not entered into on an arm’s-length basis with unaffiliated third parties. As a result, the form and amount of such compensation may be less favorable to us than they might have been had they been entered into through arm’s-length transactions with unaffiliated parties.

The dealer manager for our offering is KBR Capital Markets, which is an affiliate of the Fund and our Manager. This relationship may create conflicts in connection with KBR Capital Markets’ due diligence obligations under the federal securities laws.

Contractual Obligations

We have entered into agreements with the Manager to provide investment advisory and administrative services. Payments for investment advisory services under the investment advisory agreement in future periods will be comprised of a base management fee and an incentive fee. The base management fee will equal 2.0% of net assets below $100 million; 1.75% of net assets between $100 million and $250 million; and 1.5% of net assets over $250 million. The incentive fee has two parts. The first part, the subordinated incentive fee on income, will be calculated and payable quarterly in arrears based upon our “pre-incentive fee net investment income” for the immediately preceding quarter. The subordinated incentive fee on income will be 20% of pre-incentive net investment income subject to a quarterly return to investors, expressed as a rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, of 2.0% (8.0% annualized). The second part of the incentive fee, the incentive fee on capital gains, will be an incentive fee on capital gains earned on liquidated investments from the portfolio and will be determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement). This fee will equal 20.0% of our incentive fee capital gains, which will equal our realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. As of March 31, 2012, no services have been performed by the Manager under this agreement, and no fees have been paid to it.

We have also entered into an administration agreement with the Manager under which the Manager provides us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities and provides or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records which we are required to maintain and preparing reports to our stockholders. The Manager is reimbursed amounts based on allocable portion of overhead costs under this agreement.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of the date of this Quarterly Report on Form 10-Q, we have not yet commenced operations. We are subject to financial market risks, including changes in interest rates. Any investments we make that are denominated in a foreign currency will be subject to risks associated with changes in currency exchange rates. These risks include the possibility of significant fluctuations in the foreign currency markets, the imposition or modification of foreign exchange controls and potential illiquidity in the secondary market. These risks will vary depending upon the currency or currencies involved.

We may hedge against interest rate and currency exchange rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates.

Item 4. Controls and Procedures

Disclosure Controls

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that the disclosure controls and procedures are effective.

Change In Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Neither we nor our Manager are currently subject to any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth in our final prospectus on Form 497 filed with the SEC on March 12, 2012, as supplemented or amended.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We sold 111 and 22,222 shares to VII Peaks-KBR Advisor II, LLC our sole stockholder, on August 31, 2011 and December 31, 2011 respectively. These shares were purchased at $9.00 per share, which represents the initial public offering price of $10.00 per share minus selling commissions of $0.70 per share and dealer manager fees of $0.30 per share. The proceeds were used to fund organization and offering costs.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VII Peaks-KBR Co-Optivist Income BDC II, Inc.

Date: May 15, 2012	By	/s/ Gurpreet S. Chandhoke
Gurpreet S. Chandhoke
Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)

VII Peaks-KBR Co-Optivist Income BDC II, Inc.

Date: May 15, 2012	By	/s/ Joseph Doncheski
Joseph Doncheski Chief Financial Officer, Chief Operating Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

Item 6. Exhibits

Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

