Form 10-Q
period 2012-06-30
VII Peaks-KBR Co-Optivist Income BDC II, Inc.
filed 2012-08-10
CIK 1527385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding as of August 10, 2012 was 186,754.

VII PEAKS-KBR CO-OPTIVIST INCOME BDC II, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2012

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VII PEAKS-KBR CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF ASSETS AND LIABILITIES

	As of
	June 30, 2012	December 31, 2011(1)
	(Unaudited)
ASSETS
Cash and cash equivalents	$62,189	$200,854
Prepaid expenses	13,609	-
Due from related party	4,253	-
Deferred offering costs	862,396	354,025
Total assets	$942,447	$554,879
LIABILITIES
Accounts payable and accrued liabilities	$1,953	$4,200
Due to related party	999,246	454,539
Total liabilities	$1,001,199	$458,739
NET ASSETS
Preferred stock, par value, $.001 per share; 50,000,000 authorized; 0 shares issued and outstanding	-	-
Common stock, par value, $.001 per share; 200,000,000 authorized; 22,333 shares issued and outstanding	22	22
Paid-in capital in excess of par	200,978	200,978
Accumulated net loss	(259,752)	(104,860)
Total net assets	(58,752)	96,140
Total liabilities and net assets	$942,447	$554,879

(1) Derived from the audited statement of assets and liabilities as of December 31, 2011.

The accompanying notes are an integral part of these financial statements.

VII PEAKS-KBR CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30, 2012	For the Six Months Ended June 30, 2012

Investment income:	$-	$-
Expenses:
General and administrative	55,777	91,211
Organizational expenses	-	63,360
Other	87	321
Net loss in net assets resulting from operations	$(55,864)	$(154,892)

The accompanying notes are an integral part of these financial statements.

2

VII PEAKS-KBR CO-OPTIVIST INCOME BDC II, INC.

STATEMENT OF CHANGES IN NET ASSETS

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2011	22,333	22	200,978	(104,860)	96,140
Net Loss	-	-	-	(154,892)	(154,892)
Balance, June 30, 2012	22,333	$22	$200,978	$(259,752)	$(58,752)

The accompanying notes are an integral part of these financial statements.

VII PEAKS-KBR CO-OPTIVIST INCOME BDC II, INC.

STATEMENT OF CASH FLOWS

(Unaudited)

For the Six Months Ended June 30, 2012
Operating activities
Net decrease in net assets from operations	$(154,892)
Adjustments to reconcile net decrease in net assets from operations to net cash used in operating activities:
(Increase) decrease in operating assets:
Prepaid Expenses	(13,609)
Due from related party	(4,253)
Deferred offering costs	(508,371)
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	(2,247)
Due to related party	544,707
Net cash used in operating activities	(138,665)
Net decrease in cash and cash equivalents	(138,665)
Cash and cash equivalents, beginning of period	200,854
Cash and cash equivalents, end of period	$62,189

The accompanying notes are an integral part of these financial statements.

 VII PEAKS-KBR CO-OPTIVIST INCOME BDC II, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

Note 1.  Nature of Operations

VII Peaks-KBR Co-Optivist Income BDC II, Inc. (the “Fund”), a Maryland corporation formed on August 3, 2011, is an externally managed, non-diversified closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Fund intends to elect to be treated for federal income tax purposes as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Fund intends to invest in discounted corporate debt and equity-linked debt securities of public and private companies whose securities trade on the secondary loan market for institutional investors.

On August 9, 2011, the Fund filed a registration statement on Form N-2 to sell up to 75,000,000 shares of common stock at an initial public offering price of $10.00 per share. The registration statement was declared effective by the Securities Exchange Commission (the “SEC”) on March 1, 2012. The Fund will not commence operations until it is able to raise gross offering proceeds of $1,000,000, all of which must be from persons who are not affiliated with the Fund or us or VII Peaks-KBR BDC Advisor II, LLC (the “Manager”) by one year from the date the registration statement was declared effective by the SEC. Pending satisfaction of this condition, all subscription payments will be placed in an account held by the escrow agent, UMB Bank, N.A., in trust for the benefit of the Fund’s subscribers, pending release to the Fund. If the Fund does not meet the minimum offering requirement by one year from the date the registration statement was declared effective by the SEC, or March 1, 2013, the Fund will promptly return all funds in the escrow account (including interest), and will stop offering shares. The Fund achieved the minimum offering requirement on July 10, 2012 and commenced operations on such date.

The Fund has not established sources of revenue sufficient to fund the development of business and will rely on future sales of its common stock to provide it with sufficient capital to complete its business plan.

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Fund included herein were prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, necessary for a fair presentation of the results for the interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto as of December 31, 2011 and for the year then ended, which are included in the Fund’s Annual Report on Form N-2/A as filed with the SEC on March 1, 2012.

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

The Fund’s cash and cash equivalents consist of money held in a checking account at one major financial institution, which is insured by the Federal Deposit Insurance Corporation (the “FDIC”). As of June 30, 2012 and December 31, 2011, the Fund does not have deposits in excess of the deposit insurance. Upon commencement of operations cash concentrations may exceed the FDIC insured amount.

Organizational Costs

Organizational costs are expensed by the Fund as incurred (see Note 4).

Offering Costs

The Fund is a closed-end fund with a continuous offering period. Accordingly, the Fund follows the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topics 946 20-25-6 and 946-20-35-5 and offering costs are capitalized and will be amortized on a straight-line basis over a period not to exceed twelve months from the date that operations commence. As of June 30, 2012 and December 31, 2011, $862,396 and $354,025 of offering costs have been incurred and deferred since operations had not yet commenced, respectively (see Note 4).

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

New Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” that will require a company to present components of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. There are no changes to the components that are recognized in net income or other comprehensive income under current GAAP. This guidance is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2011, with early adoption permitted. The Fund does not expect the adoption of ASU 2011-05 to have a material effect on its financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and IFRSs (“ASU 2011-04”), which amends GAAP to conform it with fair value measurement and disclosure requirements in International Financial Reporting Standards (“IFRS”).

The amendments in ASU 2011-04 change the wording used to describe the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments in ASU 2011-04 are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011. As such, the Fund has adopted this ASU and there were no related impacts on its financial position or results of operations.

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

Investments will be valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present value amount (discounted) calculated based on an appropriate discount rate. The measurement is based on the net present value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, mergers and acquisition comparables, the principal market and enterprise values, among other factors.

The Fund has adopted FASB ASC Topic 820, Fair Value Measurements and Disclosures (formerly Statement of Financial Accounting Standards No. 157, Fair Value Measurements ), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements.

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

Note 4.  Related Party Transactions

The Fund is managed by the Manager. The Manager is wholly-owned by VII Peaks-KBR, LLC which is a joint venture between VII Peaks Capital, LLC (“VII Peaks”), and KBR Capital Advisors, LLC (“KBR”). The Manager has agreed to fund offering costs and organization costs. The Fund has recorded $999,246 as due to related party on the Statements of Assets and Liabilities as of June 30, 2012, of which $847,972 is related to offering costs funded by the Manager and, of which $151,274 is related to organizational costs funded by the Manager. The Fund has recorded $454,539 as due to related party on the Statements of Assets and Liabilities as of December 31, 2011, of which $354,025 is related to offering costs funded by the Manager and, of which $100,514 is related to organizational costs funded by the Manager. The Manager will recover organizational and offering costs funded from offering proceeds to the extent the reimbursement would not cause the selling commission, dealer manager fee, accountable due diligence expenses and other organizational and offering expenses borne by the Fund to exceed 15% of the gross offering proceeds. To the extent that the Manager is unable to recover these costs through offering proceeds, the Fund would be required to reimburse the Manager.

For the six months ended June 30, 2012, the Fund has incurred $4,253 in costs on behalf of the Manager. Accordingly, the Fund has recorded $4,253 and $0 as due from related party on the Statement of Assets and Liabilities as of June 30, 2012 and December 31, 2011, respectively. The June 30, 2012 balance includes insurance premiums paid on behalf of the Manager by the Fund.

The Manager is entitled to a base management and incentive fee as outlined in the Investment Advisory Agreement with the Fund. The base management fee is 2% of net assets below $100 million; 1.75% of net assets between $100 million and $250 million; and 1.5% of net assets over $250 million. The incentive fee has two parts. The first part, the subordinated incentive fee on income, is calculated and payable quarterly in arrears based upon the Fund’s “pre-incentive fee net investment income” for the immediately preceding quarter. The subordinated incentive fee on income is 20% of pre-incentive net investment income subject to a quarterly return to investors, expressed as a rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, of 2.0% (8.0% annualized). The second part of the incentive fee, the incentive fee on capital gains, is an incentive fee on capital gains earned on liquidated investments from the portfolio and is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement). This fee equals 20.0% of the Fund’s incentive fee capital gains, which will equal the Fund’s realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. As of June 30, 2012, the Fund had not yet commenced operations and no fees were paid to the Manager pursuant to such agreement.

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

KBR Capital Markets, LLC (the “Dealer Manager”) is an affiliate of KBR, and is a licensed broker-dealer registered with the Financial Industry Regulatory Authority (“FINRA”) and serves as the Dealer Manager for the Fund’s public offering of shares of common stock. The Dealer Manager receives selling commission of 7% of gross offering proceeds and a dealer manager fee of up to 3% of gross offering proceeds, all or a portion of which may be reallowed to selected dealers.

Note 5.  Subsequent Events

Management of the Fund has evaluated subsequent events in the preparation of the Fund’s financial statements and has determined that no events require recognition or disclosure in the financial statements except for the following:

On June 27, 2012, Joseph M. Doncheski, the Fund’s Chief Financial Officer, Secretary and Treasurer tendered his resignation to the Fund’s board of directors. Mr. Doncheski’s resignation was effective as of July 3, 2012.

On July 3, 2012, the Fund’s board of directors appointed Cecilia Shea to replace Mr. Doncheski as the Fund’s Chief Financial Officer, Secretary and Treasurer. Ms. Shea’s appointment was effective as of July 3, 2012.

On July 10, 2012, the Fund satisfied the minimum offering requirement of raising $1.0 million in offering proceeds from persons not affiliated with the Fund or the Manager and admitted the initial public investors as stockholders of the Fund. The Fund commenced operations as of July 10, 2012. From July 10, 2012 to August 10, 2012, the Fund issued 186,754 shares of common stock for gross proceeds of $1.9 million. With the proceeds from the Fund’s continuous offering, the Fund purchased a total of eight debt investments with an aggregate face value of $1.1 million for $1.1 million in cash.

On July 31, 2012, the Fund declared two semi-monthly distributions of $0.0306250 per share each (an annualized rate of 7.35% based on the Fund’s initial public offering price of $10.00 per share) to stockholders of record on July 30, 2012, payable on August 17, 2012 and August 31, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying financial statements of VII Peaks-KBR Co-Optivist Income BDC II, Inc., and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to VII Peaks-KBR Co-Optivist Income BDC II, Inc., a Maryland corporation and, as required by context to VII Peaks-KBR Advisor II, LLC (the “Manager”), which serves as our investment adviser and administrator. We are externally managed by our Manager.

Forward-Looking Statements

This Form 10-Q includes forward-looking statements that reflect our expectations and projections about our future results, performance, prospects and opportunities. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” or “may” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements in this Form 10-Q are subject to a number of risks and uncertainties, some of which are beyond our control, including, among other things:

•	our ability to invest in discounted corporate debt and equity-linked debt securities of our target companies;

•	our ability to successfully employ our Co-Optivist TM approach in executing our investment strategy;

•	a limited pool of prospective target businesses;

•	our ability to pay distributions on our shares of common stock;

•	an economic downturn which could impair our target companies’ abilities to continue to operate, which could lead to the loss of some or all of our assets; and

•	changes in general economic or business conditions or economic or demographic trends in the United States.

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

Overview

We intend to invest in discounted corporate debt and equity-linked debt securities of public and private companies whose securities trade on the secondary loan market for institutional investors and provide distributions to investors. At the same time, we will actively work with the target company’s management to restructure the underlying securities and improve the liquidity position of the target company’s balance sheet. We will employ a proprietary “Co-Optivist TM ” approach (“cooperative activism”, Co-Optivist TM is a registered trademark of VII Peaks Capital, LLC, or VII Peaks, and is being used with their permission) in executing our investment strategy, which entails proactively engaging the target company management on average 24 months prior to a redemption event (typically a put or maturity event) to create an opportunity for growth in the investments. Our strategy is not dependent on restructuring to generate distributions.

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

Our proprietary “Co-Optivist TM” (cooperative activism) approach entails investment in the corporate debt and equity-linked debt securities of target companies, or target investments, in conjunction with proactively engaging the target companies’ management. We intend to acquire target investments whose debt securities trade on the over-the-counter market for institutional loans at a discount to their par redemption value, and will be subject to a “redemption event” within (on average) 24 months. We define a “redemption event” as a maturity event or a put event (where investors in the target company’s debt security can have a redemption right at a pre-determined price). We intend to hold such debt an average of 12 – 18 months, during which time we anticipate working actively with the target company’s management to effect and/or participate in a restructuring or exchange of the invested securities for new securities.

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

We intend to offer our shareholders the ability to receive distributions as well as the potential capital appreciation resulting from the restructuring of the debt of our target companies. To the extent we have distributable income available we anticipate declaring distributions monthly and paying them on a semi-monthly basis. We declared our first two distributions of $0.0306250 per share each (an annualized rate of 7.35% based on our initial public offering price of $10.00 per share) to shareholders of record as of July 30, 2012, payable on August 17, 2012 and August 31, 2012.

Between 2001 and 2008, corporate debt levels and the supply of leverage offered by banks and other investors steadily increased. We believe a significant amount of this debt will be subject to a redemption event prior to 2015. Many of the companies that have outstanding issues of such debt have not, or been unable to proactively refinance, creating a “refinancing wall” that we believe will create a liquidity shortfall for many issuers. The value of the debt securities of these companies as reflected in prices quoted in the secondary loan market, may be at a significant discount to par, and represent a premium yield to maturity reflective of these liquidity concerns, creating the opportunity for us to identify and invest in the debt securities of select companies at attractive current market valuations. We believe that our Co-Optivist TM approach can help our target companies achieve results that are beneficial to the long-term value of their businesses, which will in turn, result in capital gains through capital appreciation, or the exchange of invested securities into a current security or cash at a premium to its acquisition price. Our principals collectively have experience in principal investing, debt securities and general capital markets, and we believe we are well-positioned to capitalize on these opportunities.

Our investment activities are managed by our Manager who is registered as an investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act. Our Manager is responsible for sourcing potential investments, conducting research on prospective investments, analyzing investment opportunities, structuring our investments, and monitoring our investments and portfolio companies on an ongoing basis. Our Manager is led by Gurpreet (Gurprit) S. Chandhoke, who also serves as our Chief Executive Officer, who has extensive experience in underwriting and issuing debt products that include high-yield, bank debt and convertible debt and has acted as financial adviser to private equity funds, venture capital firms and corporations in mergers and acquisitions, recapitalization and corporate finance transactions, and has served as principal investor in private equity and leveraged buyout transactions.

Our Manager has an investment committee that is responsible for reviewing, discussing and approving each investment opportunity we seek to pursue. We anticipate that our investment committee will meet once a week to discuss new and existing opportunities and developments on current investments. Our investment committee currently consists of Mr. Chandhoke, our Chief Executive Officer, Stephen F. Shea and Quinlan D. Fang.

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

With respect to investments for which market quotations are not readily available, we will undertake a multi-step valuation process each quarter, as described below:

·	our quarterly valuation process will begin with each portfolio company or investment being initially valued by members of our investment committee, with such valuation taking into account information received from our independent valuation firm, if applicable;

·	preliminary valuation conclusions will then be documented and discussed with the members of our board of directors; and

·	the board of directors will discuss valuations and will determine the fair value of each investment in our portfolio in good faith based on various statistical and other factors, including the input and recommendation of members of our investment committee and any third-party valuation firm, if applicable.

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

We have adopted FASB ASC Topic 820, Fair Value Measurements and Disclosures (formerly Statement of Financial Accounting Standards No. 157, Fair Value Measurements ), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements.

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

Organization and Offering Expenses

Organization expenses will be expensed on the Fund’s statements of operations. Continuous offering expenses, excluding sales load, will be capitalized on the Fund’s statements of assets and liabilities as deferred offering expenses and expensed to the Fund’s statements of operations over a period not to exceed 12 months.

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

Results of Operations

As of June 30, 2012, we had not commenced operations. For the six months ended June 30, 2012, we incurred organization costs of $63,360, general and administrative costs of $91,211 and other costs of $321, which represented our only operating activities. The organization costs included, among other items, the cost of legal services pertaining to our organization. Our management is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting our targeted portfolio, which may be reasonably anticipated to have a material impact on the capital resources and the revenue or income to be derived from the operation of our assets.

On July 10, 2012, we satisfied our minimum offering requirement of raising gross offering proceeds in excess of $1.0 million from persons who are not affiliated with us or our Manager, and commenced operations. From July 10, 2012 to August 10, 2012, we issued 186,754 shares of common stock for gross proceeds of $1.9 million. With the proceeds from our continuous offering, we purchased a total of eight debt investments in with an aggregate face value of $1.1 million for $1.1 million in cash.

Revenues

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

As of June 30, 2012, we had not met the minimum offering requirement set forth in our prospectus and had, therefore, not commenced operations. As of June 30, 2012 and December 31, 2011, we incurred offering costs of $862,396 and $354,025, respectively. See Note 4 in “Notes to Financial Statements” for additional information.

Net Realized Gains or Losses

We had no net realized gains or losses during the quarter ended June 30, 2012, since we had not yet commenced operations. Therefore, we did not have a portfolio of investments to value. Since we commenced operations in on July 10, 2012, we purchased a total of eight debt investments that will be valued by our board of directors in connection with the issuance of quarterly results.

Net Loss

During the three and six months ended June 30, 2012, we had net losses of $55,864 and $154,892, respectively.

Liquidity and Capital Resources

We intend to generate cash primarily from the net proceeds of our ongoing continuous public offering and from cash flows from fees, interest and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. Immediately after we meet our minimum offering requirement, gross subscription funds will total approximately $1,000,000. Subsequent to meeting our minimum offering requirement, we will sell our shares on a continuous basis at an initial offering price of $10.00; however, to the extent that our net asset value per share increases, we will sell at a price necessary to ensure that our shares are not sold at a price, after deduction of selling commissions and dealer manager fees, that is below our net asset value per share. In the event of a material decline in our NAV per share, which we consider to be a 5.0% decrease below our current net offering price, and subject to certain conditions, we will reduce our offering price accordingly. A decline in our NAV per share to an amount more than 5.0% below our current offering price, net of selling commissions and dealer manager fees, creates a rebuttable presumption that there has been a material change in the value of our assets such that a reduction in the offering price per share is warranted. This presumption may only be rebutted if our board of directors, in consultation with its management, reasonably and in good faith determines that the decline in NAV per share is the result of a temporary movement in the credit markets or the value of our assets, rather than a more fundamental shift in the valuation of our portfolio. In the event that (i) NAV per share decreases to more than 5.0% below our current net offering price and (ii) our board of directors believes that such decrease in NAV per share is the result of a non-temporary movement in the credit markets or the value of our assets, the board of directors will undertake to establish a new net offering price that is not more than 5.0% above our NAV per share. If our board of directors determines that the decline in our NAV per share is the result of a temporary movement in the credit markets or the value of our assets, investors will purchase common stock at an offering price per share, net of selling commissions and dealer manager fees, which represents a premium to the NAV per share of greater than 5.0% In connection with each semi-monthly closing on the sale of our shares pursuant to this prospectus on a continuous basis, our board of directors or a committee thereof is required to make the determination that we are not selling our shares at a price below our then current net asset value within 48 hours of the time that we price our shares.

On July 10, 2012, we satisfied our minimum offering requirement of raising gross offering proceeds in excess of $1.0 million from persons who are not affiliated with us or our Manager, and commenced operations. From July 10, 2012 to August 10, 2012, we issued 186,754 shares of common stock for gross proceeds of $1.9 million. With the proceeds from our continuous offering, we purchased a total of eight debt investments with an aggregate face value of $1.1 million for $1.1 million in cash.

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

Distributions

As of June 30, 2012 we had not made any distributions. We intend to authorize and declare distributions monthly and pay distributions on a semi-monthly basis to our shareholders.

We commenced operations on July 10, 2012, and on July 31, 2012, we declared two semi-monthly distributions of $0.0306250 per share each (an annualized rate of 7.35% based on our initial public offering price of $10.00 per share) to stockholders of record on July 30, 2012, payable on August 17, 2012 and August 31, 2012.

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

Distribution Reinvestment Plan

We have adopted an “opt-in” distribution reinvestment plan pursuant to which you may elect to have the full amount of your cash distributions reinvested in additional shares of our common stock. If you wish to receive your distribution in cash, no action will be required on your part to do so. There will be no selling commissions, dealer manager fees or other sales charges to you if, you elect to participate in the distribution reinvestment plan. We will pay the plan administrator’s fees under the plan. Your distribution amount will purchase shares at 95% of the price that the shares are offered pursuant to the effective registration statement of the public offering. Shares issued pursuant to our distribution reinvestment plan will have the same voting rights as our shares of common stock offered pursuant to this prospectus.

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

Our Manager is wholly-owned by VII Peaks-KBR, LLC which is a joint venture between VII Peaks and KBR. Our Manager has agreed to fund offering costs and organization costs. We have recorded $999,246 as due to related party on the Statements of Assets and Liabilities as of June 30, 2012 of which, $847,972 is related to offering costs funded by our Manager and $151,274 is related to organizational costs funded by the Manager. We have recorded $454,539 as due to related party on the Statements of Assets and Liabilities as of December 31, 2011 of which, $354,025 is related to offering costs funded by the Manager and $100,514 is related to organizational costs funded by the Manager. The Manager will recover organizational and offering costs funded from offering proceeds to the extent the reimbursement would not cause the selling commission, dealer manager fee, accountable due diligence expenses and other organizational and offering expenses borne by us to exceed 15% of the gross offering proceeds. To the extent that the Manager is unable to recover these costs through offering proceeds, we would be required to reimburse the Manager.

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

As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, we generally are not permitted to co-invest with certain entities affiliated with our Manager in transactions originated by our Manager or its affiliates unless we obtain an exemptive order from the SEC or co-invest alongside our Manager or its affiliates in accordance with existing regulatory guidance and our allocation policy. Under existing regulatory guidance, we are permitted to, and may co-invest in syndicated deals and secondary loan market transactions where price is the only negotiated point.

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

KBR Capital Markets, LLC, our Dealer Manager, is an affiliate of KBR, and is a licensed broker-dealer registered with the Financial Industry Regulatory Authority, and serves as the Dealer Manager for our public offering of shares of common stock. The Dealer Manager will receive selling commission of 7% of gross offering proceeds and a dealer manager fee of up to 3% of gross offering proceeds, all or a portion of which may be reallowed to selected dealers. This relationship may create conflicts in connection with KBR Capital Markets’ due diligence obligations under the federal securities laws.

Contractual Obligations

We have entered into an agreement with the Manager to provide investment advisory services. Payments for investment advisory services under the investment advisory agreement will be comprised of a base management fee and an incentive fee. The base management fee will equal 2.0% of net assets below $100 million; 1.75% of net assets between $100 million and $250 million; and 1.5% of net assets over $250 million. The incentive fee has two parts. The first part, the subordinated incentive fee on income, will be calculated and payable quarterly in arrears based upon our “pre-incentive fee net investment income” for the immediately preceding quarter. The subordinated incentive fee on income will be 20% of pre-incentive net investment income subject to a quarterly return to investors, expressed as a rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, of 2.0% (8.0% annualized). The second part of the incentive fee, the incentive fee on capital gains, will be an incentive fee on capital gains earned on liquidated investments from the portfolio and will be determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement). This fee will equal 20.0% of our incentive fee capital gains, which will equal our realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. As of June 30, 2012, no services had been performed by the Manager under this agreement, and no fees have been paid to it.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of the date of this Quarterly Report on Form 10-Q, we had not yet commenced operations. We are subject to financial market risks, including changes in interest rates. Any investments we make that are denominated in a foreign currency will be subject to risks associated with changes in currency exchange rates. These risks include the possibility of significant fluctuations in the foreign currency markets, the imposition or modification of foreign exchange controls and potential illiquidity in the secondary market. These risks will vary depending upon the currency or currencies involved.

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

Change In Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Not applicable.

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

VII Peaks-KBR Co-Optivist Income BDC II, Inc.

Date: August 10, 2012	By	/s/ Gurpreet S. Chandhoke
Gurpreet S. Chandhoke
Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)

VII Peaks-KBR Co-Optivist Income BDC II, Inc.

Date: August 10, 2012	By	/s/ Cecilia Shea
Cecilia Shea Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

Item 6. Exhibits

Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

