Form 10-Q
period 2012-09-30
VII Peaks-KBR Co-Optivist Income BDC II, Inc.
filed 2012-11-13
CIK 1527385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding as of November 5, 2012 was 680,240.

VII PEAKS-KBR CO-OPTIVIST INCOME BDC II, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2012

TABLE OF CONTENTS

		Page

PART I	FINANCIAL INFORMATION	1

Item 1	Financial Statements	1

	Statements of Assets and Liabilities as of September 30, 2012 (unaudited) and December 31, 2011	1

	Statements of Operations for the Three and Nine Months Ended September 30, 2012 and for the Period from August 3, 2011 (Date of Inception) to September 30, 2011 (unaudited)	2

	Statements of Changes in Net Assets for the Nine Months Ended September 30, 2012 and for the Period from August 3, 2011 (Date of Inception) to September 30, 2011 (unaudited)	3

	Statements of Cash Flows for the Nine Months Ended September 30, 2012 and for the Period from August 3, 2011 (Date of Inception) to September 30, 2011 (unaudited)	4

	Schedule of Investments as of September 30, 2012 (unaudited)	5

	Notes to Financial Statements (unaudited)	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4	Controls and Procedures	20

PART II	OTHER INFORMATION	21

Item 1	Legal Proceedings	21

Item 1A	Risk Factors	21

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3	Defaults upon Senior Securities	21

Item 4	Mine Safety Disclosures	21

Item 5	Other Information	21

Item 6	Exhibits	21

Signatures		22

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VII PEAKS-KBR CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	As of
	September 30, 2012	December 31, 2011 (1)
	(Unaudited)
ASSETS

Investments, at fair value (amortized cost of $2,420 and $0)	$2,348	$-
Cash and cash equivalents	1,215	201
Interest receivable	66	-
Prepaid expenses	13	-
Deferred offering costs	666	354
Receivable for common stock purchased	713	-
Receivable for unsettled trades	103	-
Total assets	$5,124	$555

LIABILITIES
Payable for unsettled trades	$429	$-
Management and incentive fees payable	55	-
Accounts payable and accrued liabilities	54	4
Due to related party	301	455
Stockholder distributions payable	25	-
Total liabilities	$864	$459

NET ASSETS
Preferred stock, par value, $.001 per share, 50,000,000 authorized, none issued and outstanding	-	-
Common stock, par value, $.001 per share, 200,000,000 authorized;
483,234 and 22,333 shares issued and outstanding, respectively	0.5	0.02
Paid-in capital in excess of par value	4,349	201
Accumulated distribution in excess of net investment income	(18)	(105)
Accumulated undistributed net realized gain from investments	0.3	-
Net unrealized depreciation on investments	(72)	-
Total net assets	4,260	96
Total liabilities and net assets	$5,124	$555

Net asset value per share	$8.81	$4.30

(1) Derived from the audited statement of assets and liabilities as of December 31, 2011.

The accompanying notes are an integral part of these financial statements.

VII PEAKS-KBR CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Period from August 3 (Date of Inception) to September 30,
	2012	2012	2011

Investment income:
Interest from investments	$32	$32	$-
Interest from cash and cash equivalents	0.05	0.05	-
Total investment income	32	32	-

Operating expenses:
Professional fees	37	67	-
Directors fees	11	20	-
Insurance	13	35	-
Management fees	19	19	-
Incentive fees	41	41	-
General and administrative	44	75	-
Offering expense	377	377	-
Organizational expense	-	63	81
Expenses before expense reimbursements	542	697	81
Expense reimbursement	(802)	(802)	-
Total expenses net of expense reimbursements	(260)	(105)	81

Net investment income (loss)	292	137	(81)

Realized and unrealized gain (loss) on investments:
Net realized gain from investments	0.3	0.3	-
Net unrealized depreciation on investments	(72)	(72)	-
Net realized and unrealized loss on investments	(72)	(72)	-

Net increase (decrease) in net assets resulting from operations	$220	$65	$(81)

Per share information - basic and diluted:
Net investment income (loss)	$1.20	$1.41	$(1,411.24)
Net increase (decrease) in net assets resulting from operations	$0.90	$0.67	$(1,411.24)
Weighted average common shares outstanding	243,985	96,756	57

The accompanying notes are an integral part of these financial statements.

VII PEAKS-KBR CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF CHANGES IN NET ASSETS
(in thousands, except share and per share data)
(Unaudited)

	For the Nine Months Ended September 30, 2012	For the Period from August 3, 2011 (Date of Inception) to September 30, 2011

Operations:
Net investment income (loss)	$137	$(81)
Net realized gain from investments	0.3	-
Net unrealized depreciation on investments	(72)	-
Net increase (decrease) in net assets from operations	65	(81)
Stockholder distributions:
Distributions from net investment income	(50)	-
Net decrease in net assets from stockholder distributions	(50)	-
Capital share transactions:
Issuance of common stock, net of issuance costs	4,149	1
Net increase in net assets from capital share transactions	4,149	1

Total increase (decrease) in net assets	4,164	(80)
Net assets at beginning of period	96	-
Net assets at end of period	$4,260	$(80)

Net asset value per common share	$8.81	$(720.95)
Common shares outstanding at end of period	483,234	111

Accumulated distribution in excess of net investment income	$(18)	$(81)

The accompanying notes are an integral part of these financial statements.

VII PEAKS-KBR CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Nine Months Ended September 30, 2012	For the Period from August 3, 2011 (Date of Inception) to September 30, 2011

Operating activities:
Net increase (decrease) in net assets from operations	$65	$(81)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Net accretion of discount on investments	(9)	-
Repayments of investments	101	-
Purchase of investments	(2,512)	-
Net realized gain from investments	(0.3)	-
Net unrealized depreciation on investments	72	-
(Increase) decrease in operating assets:
Interest receivable	(66)	-
Prepaid expenses	(13)	-
Deferred offering costs	(312)	(238)
Receivable for common stock purchased	(713)	-
Receivable for unsettled trades	(103)	-
Increase (decrease) in operating liabilities:
Payable for unsettled trades	429	-
Management and incentive fees payable	55	-
Accounts payable and accrued liabilities	50	-
Due to related party	(154)	319
Net cash used in operating activities	(3,110)	-

Financing activities:
Proceeds from issuance of shares of common stock, net	4,141	1
Stockholder distributions	(17)	-
Net cash provided by financing activities	4,124	1

Net increase in cash and cash equivalents	1,014	1
Cash and cash equivalents, beginning of period	201	-
Cash and cash equivalents, end of period	$1,215	$1

Supplemental non-cash information:
DRIP distribution payable	$9	$-
Cash distribution payable	$16	$-
DRIP distribution paid	$8	$-

The accompanying notes are an integral part of these financial statements.

VII PEAKS-KBR CO-OPTIVIST INCOME BDC II, INC.

SCHEDULE OF INVESTMENTS
(dollars in thousands)

September 30, 2012
(Unaudited)

Portfolio Company (a)	Industry	Investment Coupon Rate, Maturity Date	Principal	Amortized Cost	Fair Value	% of Net Assets

Senior Secured First Lien Debt - 18.4% (b)

Apria Healthcare Group, Inc.	Healthcare & Pharmaceuticals	11.25%, 11/01/2014	$100	$104	$102	2.5%
GXS Worldwide, Inc.	Services: Business	9.75%, 6/15/2015	$250	262	258	6.1%
McClatchy Co.	Media: Advertising, Printing & Publishing	11.5%, 2/15/2017	$200	214	215	5.0%
Ryerson, Inc.	Metals & Mining	12.00%, 11/01/2015	$200	207	207	4.8%
Sub Total Senior Secured First Lien Debt				787	782	18.4%

Senior Secured Second Lien Debt - 7.1% (b)

Apria Healthcare Group, Inc.	Healthcare & Pharmaceuticals	12.375%, 11/1/2014	$100	$100	$98	2.3%
Aspect Software, Inc.	Telecommunications	10.625%, 5/15/2017	$200	215	205	4.8%
Sub Total Senior Secured Second Lien Debt				315	303	7.1%

Senior Unsecured Debt - 20.0% (b)

Alliance HealthCare Services, Inc.	Healthcare & Pharmaceuticals	8.00%, 12/1/2016	$100	$83	$86	2.0%
Alliance One International, Inc.	Beverage, Food & Tobacco	10.00%, 7/15/2016	$150	157	155	3.6%
Education Management LLC	Services: Consumer	8.75%, 6/1/2014	$200	175	158	3.7%
First Data Corp.	Banking, Finance, Insurance & Real Estate	10.55%, 9/24/2015	$100	104	102	2.4%
First Data Corp.	Banking, Finance, Insurance & Real Estate	9.875%, 9/24/2015	$100	103	102	2.4%
Seitel, Inc.	High Tech Industries	9.75%, 2/15/2014	$200	203	201	4.7%
Suntech Power Holdings Company, Ltd. (c)	Environmental Industries	3.00%, 3/15/2013	$100	79	50	1.2%
Sub Total Senior Unsecured Debt				904	854	20.0%

Senior Subordinated Debt -9.6% (b)

Serena Software, Inc.	High Tech Industries	10.375%, 3/15/2016	$200	$207	$204	4.8%
Sungard Data Systems, Inc.	High Tech Industries	10.25%, 8/15/2015	$200	207	205	4.8%
Sub Total Senior Subordinated Debt				414	409	9.6%

TOTAL INVESTMENTS - 55.1% (b)				$2,420	$2,348	55.1%

(a) All of our investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, except for Alliance One International, Inc., Education Management LLC and Suntech Power Holdings Company, Ltd.

(b) Percentages are based on net assets of $4,260 as of September 30, 2012.

(c) Non-U.S. company. The principal place of business for Suntech Power Holdings Company, Ltd. Is China.

The accompanying notes are an integral part of these financial statements.

  VII PEAKS-KBR CO-OPTIVIST INCOME BDC II, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2012

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

On August 9, 2011, the Fund filed a registration statement on Form N-2 to sell up to 75.0 million shares of common stock at an initial public offering price of $10.00 per share. The registration statement was declared effective by the Securities Exchange Commission (the “SEC”) on March 1, 2012. The Fund commenced operations when it raised gross offering proceeds of over $1.0 million, all of which was from persons who were not affiliated with the Fund or VII Peaks-KBR BDC Advisor II, LLC (the “Manager”) by one year from the date the registration statement was declared effective by the SEC. Prior to the successful satisfaction of that condition, all subscription payments were placed in an account held by the escrow agent, UMB Bank, N.A., in trust for the benefit of the Fund’s subscribers, pending release to the Fund. The Fund achieved the minimum offering requirement on July 10, 2012 and commenced operations on such date. As of September 30, 2012, the Fund issued 0.5 million shares of common stock for gross proceeds of $4.8 million.

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Fund included herein were prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, necessary for a fair presentation of the results for the interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto as of December 31, 2011 and for the year then ended, which are included in the Fund’s final prospectus, as amended or supplemented, filed pursuant to Rule 497 of the Securities Act of 1933, as amended, filed with the SEC on March 12, 2012.

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

Cash and cash equivalents include short-term, liquid investments in a money market fund. Cash and cash equivalents are carried at cost which approximates fair value. Per section 12(d)(1)(a) of the 1940 Act, the Fund may not invest in another registered investment company, including a money market fund, if it would exceed any of the following:

•	own more than 3% of the money market fund;

•	hold securities in the money market fund having an aggregate value in excess of 5% of the value of the total assets of the Fund; or

•	hold securities in money market funds and other registered investment companies having an aggregate value in excess of 10% of the value of the total assets of the Fund.

Note 2.  Summary of Significant Accounting Policies (continued)

Organizational Costs

Organizational costs are expensed by the Fund as incurred (see Note 4).

Offering Costs

The Fund is a closed-end fund with a continuous offering period. Accordingly, the Fund follows the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topics 946 20-25-6 and 946-20-35-5 and offering costs are capitalized and will be amortized on a straight-line basis over a period not to exceed twelve months from the date that operations commence. The Fund commenced operations on July 10, 2012. As of September 30, 2012 and December 31, 2011, $0.7 million and $0.4 million, respectively, have been recorded as deferred offering costs on the statements of assets and liabilities.

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

New Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” that will require a company to present components of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. There are no changes to the components that are recognized in net income or other comprehensive income under current GAAP. This guidance is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2011. ASU 2011-05 did not have a material effect on the Fund’s financial statements.

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

Note 3. Valuation of Portfolio Investments

The Fund determines the net asset value of its investment portfolio each quarter. Securities that are publicly-traded are valued at the reported closing price on the valuation date. Securities that are not publicly-traded are valued at fair value as determined in good faith by the board of directors. In connection with that determination, the Manager will prepare portfolio company valuations using relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, the most recent portfolio company financial statements and forecasts, and valuations prepared by third-party valuation services.

With respect to investments for which market quotations are not readily available, the Fund will undertake a multi-step valuation process each quarter, as described below:

•	the quarterly valuation process begins with each portfolio company or investment being initially valued by members of the investment committee, with such valuation taking into account information received from an independent valuation firm, if applicable;

•	preliminary valuation conclusions are then documented and discussed with the members of the board of directors; and

•	the board of directors discusses valuations and determines the fair value of each investment in the portfolio in good faith based on various statistical and other factors, including the input and recommendation of members of the investment committee and any third-party valuation firm, if applicable.

Note 3. Valuation of Portfolio Investments (continued)

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present value amount (discounted) calculated based on an appropriate discount rate. The measurement is based on the net present value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, mergers and acquisition comparables, the principal market and enterprise values, among other factors.

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

The following table presents fair value measurements of investments, by major class, as of September 30, 2012 according to the fair value hierarchy (dollars in thousands). There were no investments as of December 31, 2011.

	Level 1	Level 2	Total
Cash and cash equivalents	$1,215	$—	$1,215
Senior Secured First Lien Debt	—	782	782
Senior Secured Second Lien Debt	—	303	303
Senior Unsecured Debt	—	854	854
Senior Subordinated Debt	—	409	409
Total	$1,215	$2,348	$3,563

The composition of the Fund’s investments as of September 30, 2012, at amortized cost and fair value were as follows (dollars in thousands). There were no investments as of December 31, 2011.

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$787	$782	33.3%
Senior Secured Second Lien Debt	315	303	12.9%
Senior Unsecured Debt	904	854	36.4%
Senior Subordinated Debt	414	409	17.4%
Total	$2,420	$2,348	100.0%

Note 4.  Related Party Transactions

The Fund is managed by the Manager. The Manager is wholly-owned by VII Peaks-KBR, LLC which is a joint venture between VII Peaks Capital, LLC (“VII Peaks”), and KBR Capital Advisors, LLC (“KBR”). The Manager has agreed to fund offering costs and organization costs. The Fund has recorded $0.3 million as due to related party on the statements of assets and liabilities as of September 30, 2012, of which reflects the netting of $0.8 million due from related party and $1.1 million due to related party. The Fund has recorded $0.5 million as due to related party on the statements of assets and liabilities as of December 31, 2011, of which $0.4 million is related to offering costs funded by the Manager and, of which $0.1 million is related to organizational costs funded by the Manager. The Manager will recover organizational and offering costs funded from offering proceeds to the extent the reimbursement would not cause the selling commission, dealer manager fee, accountable due diligence expenses and other organizational and offering expenses borne by the Fund to exceed 15% of the gross offering proceeds.

The Manager is entitled to a base management and incentive fee as outlined in the Investment Advisory Agreement with the Fund. The base management fee is 2% of net assets below $100 million; 1.75% of net assets between $100 million and $250 million; and 1.5% of net assets over $250 million. The incentive fee has two parts. The first part, the subordinated incentive fee on income, is calculated and payable quarterly in arrears based upon the Fund’s “pre-incentive fee net investment income” for the immediately preceding quarter. The subordinated incentive fee on income is 20% of pre-incentive net investment income subject to a quarterly return to investors, expressed as a rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, of 2.0% (8.0% annualized). The second part of the incentive fee, the incentive fee on capital gains, is an incentive fee on capital gains earned on liquidated investments from the portfolio and is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement). This fee equals 20.0% of the Fund’s incentive fee capital gains, which will equal the Fund’s realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. For the three and nine months ended September 30, 2012, the Fund incurred $0.02 million and $0.02 million in base management fees, respectively. For the three and nine months ended September 30, 2012, the Fund incurred $0.04 million and $0.04 million in pre-incentive fee net investment income, respectively. For the three and nine months ended September 30, 2012, the Fund incurred $0.0001 million and $0.0001 million in capital gains incentive fees, respectively. For the period from August 3, 2011 (date of inception) to September 30, 2011, the Fund did not incur any base management fees, pre-incentive fee net investment income or capital gains incentive fees. As of September 30, 2012, $0.01 million of base management fees and $0.04 million of incentive fees were accrued and recorded as management and incentive fees payable in the statements of assets and liabilities.

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

The Fund has entered into an expense reimbursement agreement with the Manager under which the Manager will reimburse the Fund for all U.S. GAAP compliant operating and offering expenses recognized on the quarterly financial statements of the Fund. This will include all operating and offering expenses from the timeframe of the Fund’s inception forward.  This will continue until such time that the Manager and the Fund agree that the Fund is financially self-supporting, but no later than three years from August 2011. The Manager and the Fund agree to allow the other party to offset the related receivables from and payables to each other resulting in a net receivable, or payable position. As of September 30, 2012, the Manager had assumed $0.8 million of expense reimbursements of which $0.4 million is related to offering costs and $0.4 million is related to operating expenses.

KBR Capital Markets, LLC (the “Dealer Manager”) is an affiliate of KBR, and is a licensed broker-dealer registered with the Financial Industry Regulatory Authority (“FINRA”) and serves as the Dealer Manager for the Fund’s public offering of shares of common stock. The Dealer Manager receives selling commissions of 7% of gross offering proceeds, all of which is expected to be reallowed to selected dealers, and a dealer manager fee of up to 3% of gross offering proceeds, all or a portion of which may be reallowed to selected dealers.

Note 5.  Common Stock

The Manager purchased 111 and 22,222 shares of common stock on August 31, 2011 and December 31, 2011, respectively. These shares were purchased at a price of $9.00 per share, which represents the initial public offering (“IPO”) price of $10.00 per share, net of selling commissions and dealer manager fees.

On July 10, 2012, the Fund had raised sufficient proceeds to break escrow on its IPO and through September 30, 2012, the Fund has sold 0.5 million shares of common stock for gross proceeds of $4.8 million including the purchases made by the Manager.

Note 6.  Earnings Per Share

In accordance with the provisions of FASB ASC 260, “Earnings per Share” (“ASC 260”), basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.

The following information sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets per share from operations for the three and nine months ended September 30, 2012 and for the period from August 3, 2011 (date of inception) to September 30, 2011 (dollars in thousands except share and per share amounts).

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Period Ended August 3, 2011 (Date of Inception) to September 30,
	2012	2012	2011
Basic and diluted
Net increase (decrease) in net assets resulting from operations	$220	$65	$(81)
Weighted average common shares outstanding	243,985	96,756	57
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.90	$0.67	$(1,411.24)

The Fund had no potentially dilutive securities as of September 30, 2012 or September 30, 2011, resulting in the same number of shares for basic and diluted.

Note 7.  Distributions

The Fund has declared and paid distributions to stockholders on a semi-monthly basis since it commenced operations. From time to time, the Fund may also pay interim distributions at the discretion of its board of directors. The Fund may fund its distributions to stockholders from any sources of funds available to it, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets and non-capital gains proceeds from the sale of assets. The Fund’s distributions may exceed its earnings, especially during the period before the Fund has substantially invested the proceeds from its IPO. As a result, a portion of the distributions may represent a return of capital for tax purposes. As of September 30, 2012, the Fund has accrued $0.02 million in stockholder distributions that were unpaid.

The following table reflects the distributions per share paid or payable in cash or with the reinvestment plan (“DRIP”) on the Fund’s common stock to date (dollars in thousands except share and per share amounts) for the period August 3, 2011 (date of inception) to September 30, 2012:

Payment Date	Per share	Distributions Paid in Cash	Distributions Paid Through the DRIP	Total Distributions Paid
August 17, 2012	$0.03	$3	$1	$4
August 31, 2012	0.03	3	1	4
September 14, 2012	0.03	6	3	9
September 28, 2012	0.03	6	3	9
October 15, 2012	0.03	8	4	12
October 31, 2012	0.03	8	4	12
		$34	$16	$50

Note 8.  Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2012 and for the period from August 3, 2011 (date of inception) to September 30, 2011:

	For the Nine Months Ended September 30, 2012	For the Period August 3, 2011 (Date of Inception) to September 30, 2011
Per share data:
Net asset value, beginning of period	$4.30	$9.00

Results of operations (1)
Net investment income (loss)	1.41	(1,411.24)
Net realized and unrealized loss on investments	(0.74)	—
Net increase (decrease) in net assets resulting from operations	0.67	(1,411.24)

Stockholder distributions (2)
Distributions from net investment income	(0.52)	—
Net decrease in net assets resulting from stockholder distributions	(0.52)	—

Capital share transactions
Issuance of common stock (3)	4.36	681.29
Net increase in net assets resulting from capital share transactions	4.36	681.29
Net asset value, end of period	$8.81	$(720.95)
Shares outstanding at end of period	483,234	111
Total return (5)	107.41%	(8,110.58)%
Ratio/Supplemental data:
Net assets, end of period (in thousands)	$4,260	$(80)
Ratio of net investment income to average net assets (4)(7)	17.02%	626.37%
Ratio of operating expenses to average net assets (4)(7)	(13.05)%	(626.37)%
Ratio of incentive fees to average net assets (7)	5.10%	0.00%
Ratio of credit facility related expenses to average net assets (7)	0.00%	0.00%
Portfolio turnover ratio (6)	4.28%	0.00%

(1)	The per share was derived by using the weighted average shares outstanding during the period. Net investment income per share excluding the expense reimbursements equals ($7.63) for the nine months ended September, 30, 2012. There was no expense reimbursement for the period from August 3, 2011 (date of inception) to September 30, 2011.

(2)	The per share data for distributions reflects the actual amount of distributions declared per share during the period.

(3)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Fund's continuous offering.

(4)	For the nine months ended September 30, 2012, excluding the expense reimbursement, the ratio of net investment income and operating expenses to average net assets is (82.82)% and 86.79%, respectively. For the period from August 3, 2011 (date of inception) to September 30, 2011, there was no expense reimbursement.

(5)	Total return is calculated assuming a purchase of shares at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. The total return based on net asset value for the nine months ended September 30, 2012, includes the effect of the expense reimbursement which equaled 74.74%. For the period from August 3, 2011 (date of inception) to September 30, 2011, there was no expense reimbursement.

(6)	Portfolio turnover rate is calculated using the year-to-date sales over the average of the invested assets at fair value. Not annualized.

(7)	Ratios are annualized.

Note 9.  Subsequent Events

Management of the Fund has evaluated subsequent events in the preparation of the Fund’s financial statements and has determined that no events require recognition or disclosure in the financial statements except for the following:

 From October 1, 2012 to November 5, 2012, the Fund issued 0.2 million shares of common stock for gross proceeds of $2.0 million. With the proceeds from the Fund’s continuous offering, the Fund purchased a total of eleven debt investments with an aggregate face value of $1.5 million for $1.5 million in cash. The Fund had two debt investments fully called with a carrying value of $0.5 million and an aggregate redemption value of $0.5 million and one debt investment partially called with a carrying value of $0.04 million and a redemption value of $0.04 million.

On October 29, 2012, the Fund’s board of directors declared two semi-monthly distributions of $0.0306250 per share each (an annualized rate of 7.35% based on the Fund’s current public offering price of $10.00 per share) to stockholders of record on October 30, 2012, payable on November 16, 2012 and November 30, 2012.

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

Forward-Looking Statements

This Form 10-Q includes forward-looking statements that reflect our expectations and projections about our future results, performance, prospects and opportunities. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” or “may” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements in this Form 10-Q are subject to a number of risks and uncertainties, some of which are beyond our control, including, among other things:

•	our ability to invest in discounted corporate debt and equity-linked debt securities of our target companies;

•	our abour ability to successfully employ our Co-Optivist TM approach in executing our investment strategy;

•	a limited pool of prospective target businesses;

•	our ability to pay distributions on our shares of common stock;

•	an economic downturn which could impair our target companies’ abilities to continue to operate, which could lead to the loss of some or all of our assets; and

•	changes in general economic or business conditions or economic or demographic trends in the United States.

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

Overview

We invest in discounted corporate debt and equity-linked debt securities of public and private companies whose securities trade on the secondary loan market for institutional investors and provide distributions to investors. At the same time, we actively work with the target company’s management to restructure the underlying securities and improve the liquidity position of the target company’s balance sheet. We employ a proprietary “Co-Optivist TM ” approach (“cooperative activism”, Co-Optivist TM is a registered trademark of VII Peaks Capital, LLC, or VII Peaks, and is being used with their permission) in executing our investment strategy, which entails proactively engaging the target company management on average 24 months prior to a redemption event (typically a put or maturity event) to create an opportunity for growth in the investments. Our strategy is not dependent on restructuring to generate distributions.

Our investment objectives are to generate current income and capital appreciation. We meet our investment objectives by: (i) realizing income and capital appreciation through the acquisition, management and orderly liquidation of corporate debt securities, (ii) making distributions of available distributable cash to our shareholders, and (iii) preserving the capital investments of our stockholders.

Our proprietary “Co-Optivist TM” (cooperative activism) approach entails investment in the corporate debt and equity-linked debt securities of target companies, or target investments, in conjunction with proactively engaging the target companies’ management. We acquire target investments whose debt securities trade on the over-the-counter market for institutional loans at a discount to their par redemption value, and will be subject to a “redemption event” within (on average) 24 months. We define a “redemption event” as a maturity event or a put event (where investors in the target company’s debt security can have a redemption right at a pre-determined price). We hold such debt an average of 12–18 months, during which time we anticipate working actively with the target company’s management to effect and/or participate in a restructuring or exchange of the invested securities for new securities.

We make investments in target companies that meet our investment criteria. The size of an individual investment will vary based on numerous factors, including the amount of funds raised in this offering. However, assuming we raise the maximum offering amount of $750.0 million, we expect to hold at least 50 investments, and we anticipate that the minimum investment size will be approximately $0.25 million. We do not anticipate being heavily invested in any one industry, and generally, we do not expect to invest in more than two different classes of debt of the same target company. We intend to invest in debt and equity-linked debt of target companies with a minimum enterprise value of $200.0 million and whose debt and equity-linked debt is actively traded in the secondary loan market. We expect our portfolio to be predominantly composed of fixed-rate high-yield and equity-linked corporate debt securities. However, we may also purchase senior secured corporate debt securities which may have variable interest rates. We currently anticipate that the portion of our portfolio composed of variable rate corporate debt securities, if any, will not exceed 20%, but we may increase that to 33% of our aggregate portfolio at the time of any purchase depending on market opportunities.

We offer our stockholders the ability to receive distributions as well as the potential capital appreciation resulting from the restructuring of the debt of our target companies. To the extent we have distributable income available we anticipate declaring and paying distributions on a semi-monthly basis. We declared and paid distributions beginning in August 2012 at $0.0306250 per share each (an annualized rate of 7.35% based on our initial public offering price of $10.00 per share) to stockholders.

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

Our Manager has an investment committee that is responsible for reviewing, discussing and approving each investment opportunity we seek to pursue. We anticipate that our investment committee will meet once a week to discuss new and existing opportunities and developments on current investments. Our investment committee currently consists of Mr. Chandhoke, our Chief Executive Officer, Stephen F. Shea and Bhavin Shah, who also serves on our board of directors.

Critical Accounting Policies

Our financial statements, which are prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements will require our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ.

Valuation of Portfolio Investments

We determine the net asset value of our investment portfolio each quarter. Securities that are publicly-traded are valued at the reported closing price on the valuation date. Securities that are not publicly-traded are valued at fair value as determined in good faith by our board of directors. In connection with that determination, our Manager prepares portfolio company valuations using relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, the most recent portfolio company financial statements and forecasts, and valuations prepared by third-party valuation services.

With respect to investments for which market quotations are not readily available, we will undertake a multi-step valuation process each quarter, as described below:

·	our quarterly valuation process begins with each portfolio company or investment being initially valued by members of our investment committee, with such valuation taking into account information received from our independent valuation firm, if applicable;

·	preliminary valuation conclusions are then documented and discussed with the members of our board of directors; and

·	the board of directors discusses valuations and determines the fair value of each investment in our portfolio in good faith based on various statistical and other factors, including the input and recommendation of members of our investment committee and any third-party valuation firm, if applicable.

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present value amount (discounted) calculated based on an appropriate discount rate. The measurement is based on the net present value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, the principal market and enterprise values, among other factors.

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

We measure net realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

Payment-in-Kind Interest

We may have investments in our portfolio that contain a PIK interest provision. Any PIK interest will be added to the principal balance of such investments and is recorded as income, if the portfolio company valuation indicates that such PIK interest is collectible. In order to maintain our status as a registered investment company (“RIC”), substantially all of this income must be paid out to stockholders in the form of distributions, even if we have not collected any cash.

Organization and Offering Expenses

Organization expenses are expensed on our statements of operations. Offering expenses, excluding sales load, are capitalized on our statements of assets and liabilities as deferred offering costs and expensed on our statements of operations over a period not to exceed 12 months, from the date that operations commence. We commenced operations on July 10, 2012. Continuous offering expenses incurred after July 10, 2012 are expensed on our statements of operations.

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

Portfolio and Investment Activity

During the three and nine months ended September 30, 2012, we made $2.5 million of investments in new portfolio companies and had $0.1 million in aggregate amount of exits and repayments, resulting in net investments of $2.4 million for the period. We had no investments as of September 30, 2011.

The following table presents our portfolio composition based on fair value at September 30, 2012. We had no investments as of December 31, 2011.

	At September 30, 2012
	Percentage of Total Portfolio	Weighted Average Current Coupon Yield
Senior Secured First Lien Debt	33.3%	11.0%
Senior Secured Second Lien Debt	12.9	11.2
Senior Unsecured Debt	36.4	8.8
Senior Subordinated Debt	17.4	10.3
Total	100.0%	10.0%

As of November 7, 2012, our investment portfolio had a yield to maturity of 12.31%.

The following table shows the portfolio composition by industry grouping at fair value at September 30, 2012 (dollars in thousands). We had no investments as of December 31, 2011.

	At September 30, 2012
	Investments at Fair Value	Percentage of Total Portfolio
High Tech Industries	$611	26.0%
Healthcare & Pharmaceuticals	286	12.1
Services: Business	257	11.0
Media: Advertising, Printing & Publishing	215	9.2
Metals & Mining	206	8.8
Telecommunications	206	8.8
Banking, Finance, Insurance & Real Estate	204	8.7
Services: Consumer	158	6.7
Beverage, Food & Tobacco	155	6.6
Environmental Industries	50	2.1
Total	$2,348	100.0%

Results of Operations

Operating results for the three and nine months ended September 30, 2012 and for the period from August 3, 2011 (date of inception) to September 30, 2011 are as follows (dollars in thousands):

	For the Three Months Ended September 30,	For the Period Ended August 3, 2011 (Date of Inception) to September 30,
	2012	2011
Total investment income	$32	$—
Total expenses, net	(260)	81
Net investment income (loss)	292	(81)
Net realized gain	0.3	—
Net unrealized depreciation	(72)	—
Net increase (decrease) in net assets resulting from operations	$220	$(81)

	For the Nine Months Ended September 30,	For the Period Ended August 3, 2011 (Date of Inception) to September 30,
	2012	2011
Total investment income	$32	$—
Total expenses, net	(105)	81
Net investment income (loss)	137	(81)
Net realized gain	0.3	—
Net unrealized depreciation	(72)	—
Net increase (decrease) in net assets resulting from operations	$65	$(81)

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

Expenses

The composition of our operating expenses for the three and nine months ended September 30, 2012 and for the period from August 3, 2011 (date of inception) to September 30, 2011 was as follows (dollars in thousands):

	For the Three Months Ended September 30,	For the Period Ended August 3, 2011 (Date of Inception) to September 30,
	2012	2011
Professional fees	$37	$—
Director fees	11	—
Insurance	13	—
Management fees	19	—
Incentive fees	41	—
General and administrative	44	—
Offering expense	377	—
Organizational expense	—	81
Operating expenses before expense reimbursements	542	81
Expense reimbursement	(802)	—
Total operating expenses net of expense reimbursements	$(260)	$81

	For the Nine Months Ended September 30,	For the Period Ended August 3, 2011 (Date of Inception) to September 30,
	2012	2011
Professional fees	$67	$—
Director fees	20	—
Insurance	35	—
Management fees	19	—
Incentive fees	41	—
General and administrative	75	—
Offering expense	377	—
Organizational expense	63	81
Operating expenses before expense reimbursements	697	81
Expense reimbursement	(802)	—
Total operating expenses, net of expense reimbursements	$(105)	$81

Net Realized Gains or Losses from Investments

For the three and nine months ended September 30, 2012, we had $0.1 million and $0.1 million, respectively, of principal repayments, resulting in $0.0003 million and $0.0003 million, respectively, of realized gains. For the period from August 3, 2011 (date of inception) to September 30, 2011, we held no investments.

Net Change in Unrealized Appreciation or Depreciation on Investments

For the three and nine months ended September 30, 2012, we had $0.07 million and $0.07 million, respectively, of unrealized depreciation. For the period from August 3, 2011 (date of inception) to September 30, 2011, we held no investments.

Liquidity and Capital Resources

We generate cash primarily from the net proceeds of our ongoing continuous public offering and from cash flows from fees, interest and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. Immediately after we met our minimum offering requirement, gross subscription funds totaled over $1.0 million. We sell our shares on a continuous basis at a current offering price of $10.00; however, to the extent that our net asset value per share increases, we will sell at a price necessary to ensure that our shares are not sold at a price, after deduction of selling commissions and dealer manager fees, that is below our net asset value per share. In the event of a material decline in our NAV per share, which we consider to be a 5.0% decrease below our current net offering price, and subject to certain conditions, we will reduce our offering price accordingly. A decline in our NAV per share to an amount more than 5.0% below our current offering price, net of selling commissions and dealer manager fees, creates a rebuttable presumption that there has been a material change in the value of our assets such that a reduction in the offering price per share is warranted. This presumption may only be rebutted if our board of directors, in consultation with its management, reasonably and in good faith determines that the decline in NAV per share is the result of a temporary movement in the credit markets or the value of our assets, rather than a more fundamental shift in the valuation of our portfolio. In the event that (i) NAV per share decreases to more than 5.0% below our current net offering price and (ii) our board of directors believes that such decrease in NAV per share is the result of a non-temporary movement in the credit markets or the value of our assets, the board of directors will undertake to establish a new net offering price that is not more than 5.0% above our NAV per share. If our board of directors determines that the decline in our NAV per share is the result of a temporary movement in the credit markets or the value of our assets, investors will purchase common stock at an offering price per share, net of selling commissions and dealer manager fees, which represents a premium to the NAV per share of greater than 5.0% In connection with each semi-monthly closing on the sale of our shares pursuant to this prospectus on a continuous basis, our board of directors or a committee thereof is required to make the determination that we are not selling our shares at a price below our then current net asset value within 48 hours of the time that we price our shares.

On July 10, 2012, we satisfied our minimum offering requirement of raising gross offering proceeds in excess of $1.0 million from persons who are not affiliated with us or our Manager, and commenced operations. As of September 30, 2012, we issued 0.5 million shares of common stock for gross proceeds of $4.8 million.

Prior to investing in debt securities, we invested the net proceeds from our continuous offering primarily in cash, cash equivalents, U.S. government securities, and high-quality debt instruments maturing in one year or less from the time of investment, consistent with our business development company election and our election to be taxed as a RIC.

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

Distributions

We offer our stockholders the ability to receive distributions as well as the potential capital appreciation resulting from the restructuring of the debt of our target companies. To the extent we have distributable income available we declare and pay distributions on a semi-monthly basis. We began paying distributions in August 2012, and have made semi-monthly distributions since such time at $0.0306250 per share each (an annualized rate of 7.35% based on our initial public offering price of $10.00 per share) to stockholders.

 Any distributions to our shareholders are declared out of assets legally available for distribution. We expect to continue making distributions unless our results of operations, our general financial condition, general economic conditions, or other factors prohibit us from doing so. There can be no assurance that we will be able to sustain distributions at any particular level.

Each year a statement on Internal Revenue Service Form 1099-DIV (or such successor form) identifying the source of the distributions (i.e., paid from ordinary income, paid from net capital gain on the sale of securities, or a return of capital) will be mailed to our shareholders. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from this offering. As a result, a portion of the distributions we make may represent a return of capital for tax purposes. The tax basis of shares must be reduced by the amount of any return of capital distributions, which will result in an increase in the amount of any taxable gain (or a reduction in any deductible loss) on the sale of shares.

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

Our Manager is wholly-owned by VII Peaks-KBR, LLC which is a joint venture between VII Peaks Capital, LLC (“VII Peaks”), and KBR Capital Advisors, LLC (“KBR”). Our Manager has agreed to fund offering costs and organization costs. We have recorded $0.3 million as due to related party on the statements of assets and liabilities as of September 30, 2012, of which reflects the netting of $0.8 million due from related party and $1.1 million due to related party. We have recorded $0.5 million as due to related party on the statements of assets and liabilities as of December 31, 2011, of which $0.4 million is related to offering costs funded by the Manager and, of which $0.1 million is related to organizational costs funded by the Manager. The Manager will recover organizational and offering costs funded from offering proceeds to the extent the reimbursement would not cause the selling commission, dealer manager fee, accountable due diligence expenses and other organizational and offering expenses borne by us to exceed 15% of the gross offering proceeds.

We have entered into an expense reimbursement agreement with the Manager under which the Manager will reimburse us for all U.S. GAAP compliant operating and offering expenses recognized on our quarterly financial statements. This will include all operating and offering expenses from the timeframe of our inception forward.  This will continue until such time that the Manager and we agree that we are financially self-supporting, but no later than three years from August 2011. The Manager and we agree to allow the other party to offset the related receivable from and payables to each other resulting in a net receivable or payable position. As of September 30, 2012, the Manager had assumed $0.8 million of expense reimbursements of which $0.4 million is related to offering costs and $0.4 million is related to operating expenses.

The compensation we pay to our Manager was not entered into on an arm’s-length basis with unaffiliated third parties. As a result, the form and amount of such compensation may be less favorable to us than they might have been had they been entered into through arm’s-length transactions with unaffiliated parties. See “Contractual Obligations” for a discussion of the investment advisory agreement we have with the Manager.

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

Contractual Obligations

We have entered into an agreement with the Manager to provide investment advisory services. Payments for investment advisory services under the investment advisory agreement are comprised of a base management fee and an incentive fee. The base management fee equals 2.0% of net assets below $100 million; 1.75% of net assets between $100 million and $250 million; and 1.5% of net assets over $250 million. The incentive fee has two parts. The first part, the subordinated incentive fee on income, is calculated and payable quarterly in arrears based upon our “pre-incentive fee net investment income” for the immediately preceding quarter. The subordinated incentive fee on income is 20% of pre-incentive net investment income subject to a quarterly return to investors, expressed as a rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, of 2.0% (8.0% annualized). The second part of the incentive fee, the incentive fee on capital gains, is an incentive fee on capital gains earned on liquidated investments from the portfolio and is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement). This fee will equal 20.0% of our incentive fee capital gains, which equals our realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. As of September 30, 2012, $0.01 million of base management fees and $0.04 million of incentive fees were accrued and recorded as management and incentive fees payable in the statements of assets and liabilities.

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

VII Peaks-KBR Co-Optivist Income BDC II, Inc.

Date: November 13, 2012	By	/s/ Gurpreet S. Chandhoke
Gurpreet S. Chandhoke
Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)

VII Peaks-KBR Co-Optivist Income BDC II, Inc.

Date: November 13, 2012	By	/s/ Cecilia Shea
Cecilia Shea Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

Item 6. Exhibits

Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document

10.1*	Expense Reimbursement Agreement by and between VII Peaks-KBR Co-Optivist Income BDC II, Inc. and VII Peaks-KBR BDC Advisor II, LLC, dated as of November 9, 2012.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

