Form 10-K
period 2012-12-31
VII Peaks-KBR Co-Optivist Income BDC II, Inc.
filed 2013-02-19
CIK 1527385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File No. 0-54615

VII Peaks-KBR Co-Optivist Income BDC II, Inc.

(Exact name of Registrant as specified in its charter)

Maryland	45-2918121
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

255 Shoreline Drive, Suite 428

Redwood City, California 94065

(Address of principal executive offices)

(877) 700-0527

(Registrant’s telephone number, including area code)

Not applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value

$0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

There is no established market for the Registrant’s shares of common stock. The Registrant is currently conducting an ongoing public offering of its shares of common stock pursuant to a Registration Statement on Form N-2 (File No. 333-166636), which shares are being sold at $10.00 per share as of December 31, 2012, with discounts available for certain categories of purchasers, or at a price necessary to ensure that shares are not sold at a price below net asset value per share.

The number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding as of February 15, 2013 was 1,365,239.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

Forward Looking Statements

The following information contains statements that constitute forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements generally are characterized by the use of terms such as “may,” “should,” “plan,” “anticipate,” “estimate,” “intend,” “predict,” “believe,” and “expect” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements.

Forward-looking statements contained in this Annual Report are subject to a number of risks and uncertainties, some of which are beyond our control, including statements as to:

•	our ability to invest in discounted corporate debt and equity-linked debt securities of our target companies;
•	our ability to successfully employ our Co-OptivistTM approach in executing our investment strategy;
•	a limited pool of prospective target businesses;
•	our ability to pay distributions on our shares of common stock;
•	an economic downturn which could impair our target companies’ abilities to continue to operate, which could lead to the loss of some or all of our assets;
•	changes in general economic or business conditions or economic or demographic trends in the United States; and

For a discussion of factors that could cause our actual results to differ from forward-looking statements contained in this Annual Report, please see the discussion under Part I, Item 1A “Risk Factors”. You should not place undue reliance on these forward-looking statements. The forward-looking statements made in this Annual Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this Annual Report.

2

VII PEAKS-KBR CO-OPTIVIST INCOME BDC II, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2012

Part I

ITEM 1. BUSINESS

General

We are a specialty finance company incorporated in Maryland on August 3, 2011. We are an externally managed, non-diversified closed-end management investment company that has elected to be treated as a business development company ("BDC"), under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, we have elected to be treated for federal income tax purpose, and intend to qualify annually, as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code.

We are managed by VII Peaks-KBR BDC Advisor II, LLC (the “Manager”), a registered investment adviser under the Investment Advisers Act of 1940, as amended, (the “Advisers Act”). Our Manager is responsible for sourcing and conducting research on prospective investments, analyzing opportunities, structuring our portfolio, and monitoring our investments and portfolio companies on an ongoing basis.

On August 9, 2011, we filed a registration statement on Form N-2 to sell up to 75.0 million shares of common stock, $0.001 par value per share, at an initial public offering price of $10.00 per share. The registration statement was declared effective by the Securities Exchange Commission (the “SEC”) on March 1, 2012. We commenced operations when we raised gross offering proceeds of over $1.0 million, all of which was from persons who were not affiliated with us or our manager by one year from the date the registration statement was declared effective by the SEC. Prior to the successful satisfaction of that condition, all subscription payments were placed in an account held by the escrow agent, UMB Bank, N.A., in trust for the benefit of our subscribers, pending release to us. We achieved the minimum offering requirement on July 10, 2012 and commenced operations on such date. As of December 31, 2012, we issued 1.0 million shares of common stock for gross proceeds of $9.5 million.

We invest in discounted corporate debt and equity-linked debt securities of public and private companies that trade on the secondary loan market for institutional investors and provide distributions to investors. At the same time, we actively work with the target company’s management to restructure the underlying securities and improve the liquidity position of the target company’s balance sheet. We employ a proprietary “Co-Optivist”TM approach (“cooperative activism”, Co-OptivistTM is a registered trademark of VII Peaks Capital, LLC, or (“VII Peaks”), and is being used with their permission) in executing our investment strategy, which entails proactively engaging the target company management on average 24 months prior to a redemption event (typically a put or maturity event) to create an opportunity for growth in the investments. Our strategy is not dependent on restructuring to generate distributions.

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

Our proprietary “Co-Optivist”TM approach entails investment in the corporate debt and equity-linked debt securities of target companies, or (“Target Investments”), in conjunction with proactively engaging the Target Investment’s management. We acquire Target Investments whose debt securities trade on the over-the-counter market for institutional loans at a discount to their par redemption value, and will be subject to a “redemption event” within (on average) 24 months. We define a “redemption event” as a maturity event or a put event (where investors in the Target Investment’s debt security can have a redemption right at a pre-determined price). We hold such debt an average of 12 – 18 months, during which time we anticipate working actively with the Target Investment’s management to effect and/or participate in a restructuring or exchange of the invested securities for new securities.

We make Target Investments that meet our investment criteria. The size of an individual investment will vary based on numerous factors. However, assuming we raise the maximum offering amount of $750.0 million, we expect to hold at least 50 investments, and we anticipate that the minimum investment size will be approximately $0.25 million. We do not anticipate being heavily invested in any one industry, and generally, we do not expect to invest in more than two different classes of debt of the same Target Investment. We invest in debt and equity-linked debt of Target Investment’s with a minimum enterprise value of $200.0 million and whose debt and equity-linked debt is actively traded in the secondary loan market. Our portfolio is predominantly composed of fixed-rate high-yield and equity-linked corporate debt securities. However, we may also purchase senior secured corporate debt securities which may have variable interest rates. We currently anticipate that the portion of our portfolio composed of variable rate corporate debt securities, if any, will not exceed 20%, but we may increase that to 33% of our aggregate portfolio at the time of any purchase depending on market opportunities.

We offer our stockholders the ability to receive distributions as well as the potential capital appreciation resulting from the restructuring of the debt of our Target Investments. To the extent we have distributable income available we anticipate declaring and paying distributions on a semi-monthly basis. We declared and paid distributions beginning in August, 2012 at $0.03063 per share each (an annualized rate of 7.35% based on our initial public offering price of $10.00 per share) to stockholders. On December 27, 2012, for shareholders of record on December 27, 2012, and a payable date of January 17, 2013, the board of directors authorized a special distribution of $0.07664 per share, together with the routine distribution of $0.03063 per share, for a total one time annualized return of 8.11%.

Between 2001 and 2008, corporate debt levels and the supply of leverage offered by banks and other investors steadily increased. We believe a significant amount of this debt will be subject to a redemption event prior to 2015. Many of the companies that have outstanding issues of such debt have not, or been unable to proactively refinance, creating a “refinancing wall” that we believe will create a liquidity shortfall for many issuers. The value of the debt securities of these companies as reflected in prices quoted in the secondary loan market, may be at a significant discount to par, and represent a premium yield to maturity reflective of these liquidity concerns, creating the opportunity for us to identify and invest in the debt securities of select companies at attractive current market valuations. We believe that our Co-Optivist TM approach can help our Target Investments achieve results that are beneficial to the long-term value of their businesses, which will in turn, result in capital gains through capital appreciation, or the exchange of invested securities into a current security or cash at a premium to its acquisition price. Our principals collectively have experience in principal investing, debt securities and general capital markets, and we believe we are well-positioned to capitalize on these opportunities.

Our investment activities are managed by our Manager who is registered as an investment adviser under the Advisers Act. Our Manager is responsible for sourcing potential investments, conducting research on prospective investments, analyzing investment opportunities, structuring our investments, and monitoring our investments and portfolio companies on an ongoing basis. Our Manager is led by Gurpreet (Gurprit) S. Chandhoke, who also serves as our Chief Executive Officer, who has extensive experience in underwriting and issuing debt products that include high-yield, bank debt and convertible debt and has acted as financial adviser to private equity funds, venture capital firms and corporations in mergers and acquisitions, recapitalization and corporate finance transactions, and has served as principal investor in private equity and leveraged buyout transactions.

Our Manager has an investment committee that is responsible for reviewing, discussing and approving each investment opportunity we seek to pursue. Our investment committee meets routinely to discuss new and existing opportunities and developments on current investments. Our investment committee currently consists of Mr. Chandhoke, our chief executive officer, Mr. Shea and Mr. Shah, who serves on our board of directors as well.

As a BDC, we are required to comply with certain regulatory requirements. For instance, we have to invest at least 70% of our total assets in “qualifying assets,” including securities of U.S. operating companies whose securities are not listed on a national securities exchange (i.e., New York Stock Exchange, American Stock Exchange and The NASDAQ Global Market), U.S. operating companies with listed securities that have equity market capitalizations of less than $250 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, we are only allowed to borrow money such that our asset coverage, which, as defined in the 1940 Act, measures the ratio of total assets less total liabilities (excluding borrowings) to total borrowings, equals at least 200% after such borrowing, with certain limited exceptions.

Market Opportunity

In the upcoming years, we believe many companies will face maturities and redemptions on significant amounts of outstanding debt and will have to find ways to refinance those obligations.

While companies have recently taken advantage of the low-interest rate environment to amend and extend their debt maturities, we believe this is only a temporary push-out of the debt maturity wall without a meaningful reduction in overall outstanding debt. For the foreseeable future, we expect continued low demand for collateralized debt and soft economic growth to keep credit markets tight. The amount of speculative-grade debt (“BB+” and lower) coming due will continue to be a large share of overall maturing debt. Corporate borrowers whose debt carries lower ratings have had difficulty obtaining refinancing and face what we call a “refinancing wall”. As a result, many companies with speculative-grade debt have chosen to amend-and-extend their maturities rather than fully refinance their debt.

Our strategy is to invest in debt securities that are issued by companies with solid fundamentals and business prospects but who are facing a liquidity shortfall as they approach the “refinancing wall”. We believe that the expertise and experience of the officers of our Manager provide us with the ability to identify debt securities that we believe are currently mispriced in the secondary loan market and thus provide opportunity for returns as their values recover and appreciate.

Potential Competitive Strengths

We believe that we have the following potential competitive strengths as compared to investment funds that also invest in discounted corporate debt and equity-linked debt securities:

•	We Are Not a Traditional Distressed Fund. Traditional distressed debt investors typically seek to own the debt and engage in a bankruptcy process with the issuing company and eventually become equity holders. Through equity ownership, traditional distressed debt investors then intend to restructure operations of the company. In contrast, we do not invest in debt securities with the intent of undergoing a bankruptcy process. We look to partner with management to pro-actively avoid a default and bankruptcy situation. We are focused on restructuring company balance sheets, not company operations.

•	Investment Hold Period. We will not actively trade in and out of positions. Rather, we hold our investments for an average of 12 – 18 months. During this hold period we anticipate working co-operatively with Target Investment management and other debt holders on a debt restructuring or exchange.

•	Comprehensive Private Equity Due Diligence Approach. We employ a comprehensive private equity approach to our investment due diligence process. This approach involves performing comprehensive business and industry due diligence and in-depth, bottoms-up valuation analyses for each investment, comparable to what a private equity firm with a long-term ownership position would conduct prior to investing in a Target Investment. We believe this disciplined approach serves as an effective risk management tool for our investment process.

•	Relevant Capital Markets and Investment Experience. Our investment team consists of individuals who collectively have expertise and experience in principal investing, debt securities and general capital markets. The members of our investment team combined have been involved in the issuance of over $20 billion of debt securities, advised on a number of merger and acquisition transactions and invested in a number of private equity and leveraged buyout transactions.

•	Relationships With and Experience Working With Senior Management. Certain Target Investments may be companies for which the officers of our Manager previously worked with and built relationships. The officers of our Manager also have experience in working with senior management teams of companies from a wide range of industries and will seek to leverage their contacts and experiences in executing our investment decisions.

Investment Criteria and Strategy

We invest in discounted corporate debt and equity-linked debt securities of companies that have a perceived risk of near term liquidity issues but have solid business fundamentals and prospects, including historical revenue growth, positive cash flow, significant and sustainable market presence, and sufficient asset coverage. We take a principal position in discounted debt securities with the primary goal of restructuring the terms of the debt to allow the Target Investment to increase its liquidity and strengthen its balance sheet. Our typical Target Investment has a debt redemption event (typically either a put or maturity event) on average within 24 months of our investment and has experienced a significant decline in its equity value reflective of a highly leverage capital structure or general market conditions. We believe that proactively guiding such companies to restructure their debt will allow them to increase liquidity and free up resources to grow their businesses rather than focusing on managing their debt obligations. We also believe that our involvement can allow the Target Investment more flexibility to explore strategic alternatives, since the terms of the existing debt structure often limits strategic options for the Target Investment.

The following is our primary investment criteria for our Target Investments:

•	minimum enterprise value of $200 million;

•	solid business fundamentals, such as historic revenue growth, profitability and cash flow generation, and favorable prospects for continued improvement in financial performance;

•	sufficient asset coverage of at least one and a half times the amount of our potential investment for outstanding liabilities;

•	debt or equity-linked debt trading at a discount to par or at a premium yield in secondary loan markets due to a perceived risk of near term liquidity issues;

•	balance sheet with debt to total capitalization of at least 50% or high debt to equity ratios; and

•	near term redemption (maturity or put) event on its debt creating an upcoming liquidity shortfall.

The securities that we target include high-yield debt, bank debt, convertible debt, and collateralized loan obligations (“CLO”), which are high-yield loans securitized into pools containing varying degrees of credit rating. Our portfolio is predominantly composed of fixed-rate high-yield and equity-linked corporate debt securities. However, we may also purchase senior secured corporate debt securities which may have variable interest rates. We currently anticipate that the portion of our portfolio composed of variable rate corporate debt securities, if any, will not exceed 20%, but we may increase that to 33% of our aggregate portfolio at the time of any purchase depending on market opportunities. In addition to the investments noted above, we may invest up to 30% of our portfolio in opportunistic investments, including, but not limited to, high-yield bonds, private equity investments, distressed debt investments and securities of public companies that are not thinly traded. We expect that these public companies generally will have debt securities that are non-investment grade. We also may invest in debt securities of middle-market companies located outside of the United States. All investments by us will be subject to oversight by our board of directors, a majority of whom will be independent directors with no material interests in such transactions.

In each of our debt investments, we seek to become an influential investor, typically either through the size of our position or cooperation with other debt holders to pursue the shared goal of a beneficial debt restructuring. We actively work with other debt holders and the Target Investment management to potentially restructure and exchange the existing debt for new securities with amended terms. We believe that a debt restructuring can be a positive outcome for not just the issuer but also its other stakeholders.

•	For the issuer, a debt restructuring can potentially improve liquidity and strengthen its balance sheet by allowing the issuer to retire debt at a discount or obtain more favorable repayment terms.

•	For such issuers and their equity holders, a debt restructuring is typically viewed favorably by the equity markets and may result in price appreciation in the Target Investment’s equity securities.

•	For investors in the existing debt, a restructuring is often effected through an exchange of securities at a premium to current trading levels to compel security holders to participate. The commencement of a restructuring and its perceived improvement to the company’s balance sheet represents an opportunity for investors to participate in capital appreciation that may result from a recovery in the value of the debt securities.

We employ our Co-OptivistTM approach in executing our investment strategy, which entails taking an influential position and proactively engaging the Target Investment management on average 24 months prior to a redemption event (typically a put or maturity event). This approach differs from traditional activist debt holders who typically wait until a company is near or at bankruptcy before beginning formal discussions regarding debt restructuring options. In addition, our strategy does not involve taking an operational role in the Target Investment or changing management or members of the Target Investment’s board of directors or actively negotiating the terms of the restructuring. Rather, we look to establish a positive working relationship in assisting our Target Investment to achieve shared goals.

We apply strict investment criteria to, and perform comprehensive due diligence on, each investment opportunity prior to making an investment decision. We define a base case as a situation where no debt restructuring occurs and the Target Investment management chooses to meet the redemption event. With a successful restructuring, we see a potential for further upside in returns that could potentially exceed our base case. In connection with our investments, we actively pursue various hedging strategies to manage the volatility and risk profile of our overall investment portfolio, which may include purchasing derivatives or other securities. We do not anticipate that such equity exposure including overall hedging costs will exceed 5% of the overall portfolio.

Investment Selection Process

Our investment committee is responsible for reviewing, discussing and approving each investment idea we seek to pursue. Our investment committee meets routinely, to discuss new and existing ideas and developments on current investments. Our investment committee currently consists of Mr. Chandhoke, our chief executive officer, Mr. Shea and Mr. Shah, who serves on our board of directors as well.

At the start of the investment selection process, the investment team distributes to the investment committee a preliminary memorandum for each investment opportunity detailing how the investment fits our investment criteria and the associated opportunities and risks of such investment. The investment committee then decides whether to expend resources and proceed with further due diligence on a particular investment opportunity. For the opportunities that are approved for further diligence, the investment team commences detailed due diligence. Upon completion of due diligence, the investment team circulates a final due diligence report to the investment committee, which will include a full investment memorandum detailing the investment opportunities and risks along with all supplemental due diligence materials and exhibits, including industry and market research, due diligence summaries and financial analyses. The investment committee reviews and discusses all materials and conducts a final vote on whether to execute on an investment. We will only make investments that are approved by a majority of the investment committee members, and no investment can be approved without the favorable vote on the investment by our chief executive officer.

Below is a summary of our investment and approval process.

In addition to the investments noted above, we may invest up to 30% of our portfolio in opportunistic investments, including, but not limited to, securities of public companies that are not thinly traded and debt securities of companies located outside of the United States.

Investment Exit Strategy

We employ a strict sell discipline to our investments. If a debt restructuring has not occurred upon an investment reaching this return threshold, we will continue our efforts to drive towards a restructuring. If a successful restructuring of the Target Investment debt occurs, we sell a portion of our holdings upon the next pre-determined sell threshold (which we estimate will be approximately twice the average current yield of high yield bonds), usually within one to two quarters after the restructuring event. At that time, depending on the market response to the proposed restructuring, we may choose to exit the entire investment or maintain a small portion to further augment returns.

We anticipate that it will take approximately two weeks to accumulate our position in a Target Investment. Following that, we expect that it will take a minimum of an additional two to four weeks to approach management of the Target Investment with a debt restructuring proposal. Assuming the Target Investment wishes to pursue our debt restructuring proposal, we expect that the restructuring itself will take approximately three to six months to implement. At any time during this process, if we feel the Target Investment is unwilling to pursue our debt restructuring proposal, we will seek to dispose of our position in the Target Investment in an orderly manner. We avoid holding the discounted debt if a redemption event is approaching within six months and there is no existing evidence that this debt will be restructured.

Portfolio Monitoring

Valuation process.  Each quarter, we value investments in our portfolio, and such values are disclosed in reports filed with the SEC. Investments for which market quotations are readily available are recorded at such market quotations. With respect to investments for which market quotations are not readily available, our board of directors will determine the fair value of such investments in good faith, utilizing the input of our valuation committee, our Manager and any other professionals or materials that our board of directors deems worthy and relevant, including independent third-party valuation firms, if applicable.

Managerial assistance.  As a BDC, we must offer, and provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. Depending on the nature of the assistance required, our Manager will provide such managerial assistance on our behalf to portfolio companies that request this assistance. To the extent fees are paid for these services, we, rather than our Manager, will retain any fees paid for such assistance.

Determination of Net Asset Value

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

With respect to investments for which market quotations are not readily available, we undertake a multi-step valuation process each quarter, as described below:

•	our quarterly valuation process begins with each portfolio company or investment being initially valued by members of our investment committee, with such valuation taking into account information received from our independent valuation firm, if applicable;

•	preliminary valuation conclusions are then documented and discussed with the members of our board of directors; and

•	our board of directors discuss valuations and determine the fair value of each investment in our portfolio in good faith based on various statistical and other factors, including the input and recommendation of members of our investment committee and any third-party valuation firm, if applicable.

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present value amount (discounted) calculated based on an appropriate discount rate. The measurement is based on the net present value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, the principal market and enterprise values, among other factors.

We have adopted Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 820, Fair Value Measurements and Disclosures (formerly Statement of Financial Accounting Standards No. 157, Fair Value Measurements), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements.

ASC Topic 820 clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. ASC Topic 820 provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. In addition, ASC Topic 820 provides a framework for measuring fair value and establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels of valuation hierarchy established by ASC Topic 820 are defined as follows:

Level 1:  Quoted prices in active markets for identical assets or liabilities, accessible by the company at the measurement date.

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

Determinations in Connection With Offerings

We offer our shares on a continuous basis at a current offering price of $10.00 per share; however, to the extent that our net asset value increases, we will sell at a price necessary to ensure that shares are not sold at a price per share, after deduction of selling commissions and dealer manager fees, that is below net asset value per share. To the extent that the net asset value per share increases subsequent to the last semi-monthly closing, the price per share may increase. Therefore, persons who subscribe for shares of our common stock in our continuous offering must submit subscriptions for a certain dollar amount, rather than a number of shares of common stock and, as a result, may receive fractional shares of our common stock. In connection with each semi-monthly closing on the sale of shares of our common stock offered pursuant to our prospectus on a continuous basis, the board of directors or a committee thereof is required within 48 hours of the time that each closing and sale is made to make the determination that we are not selling shares of our common stock at a price which, after deducting selling commissions and dealer manager fees, is below our then current net asset value per share. The board of directors or a committee thereof will consider the following factors, among others, in making such determination:

•	the net asset value of our common stock disclosed in the most recent periodic report we filed with the SEC;

•	our management’s assessment of whether any material change in the net asset value has occurred (including through the realization of net gains on the sale of our portfolio investments) from the period beginning on the date of the most recently disclosed net asset value to the period ending two days prior to the date of the closing on and sale of our common stock; and

•	the magnitude of the difference between the net asset value disclosed in the most recent periodic report we filed with the SEC and our management’s assessment of any material change in the net asset value since the date of the most recently disclosed net asset value, and the offering price of the shares of our common stock at the date of closing.

Importantly, this determination does not require that we calculate net asset value in connection with each closing and sale of shares of our common stock, but instead it involves the determination by the board of directors or a committee thereof that we are not selling shares of our common stock at a price which, after deducting selling commissions and dealer manager fees, is below the then current net asset value at the time at which the closing and sale is made.

Moreover, to the extent that there is even a remote possibility that we may (i) issue shares of our common stock at a price which, after deducting selling commissions and dealer manager fees, is below the then current net asset value of our common stock at the time at which the closing and sale is made or (ii) trigger the undertaking (which we provided to the SEC in the registration statement to which our prospectus is a part) to suspend the offering of shares of our common stock pursuant to our prospectus if the net asset value fluctuates by certain amounts in certain circumstances until our prospectus is amended, the board of directors or a committee thereof will elect, in the case of clause (i) above, either to postpone the closing until such time that there is no longer the possibility of the occurrence of such event or to undertake to determine net asset value within two days prior to any such sale to ensure that such sale will not be at a price which, after deducting selling commissions and dealer manager fees, is below our then current net asset value, and, in the case of clause (ii) above, to comply with such undertaking or to undertake to determine net asset value to ensure that such undertaking has not been triggered.

These processes and procedures are part of our compliance policies and procedures. Records will be made contemporaneously with all determinations described in this section and these records will be maintained with other records we are required to maintain under the 1940 Act. Promptly following any adjustment to the offering price per share of our common stock, we will update our prospectus by filing a prospectus supplement with the SEC. We will also make updated information available via our website.

Election to be taxed as a RIC

We have elected to be treated as a RIC under Subchapter M of the Code effective for our taxable year ended December 31, 2012, and to annually qualify as a RIC thereafter. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income that we distribute to our stockholders from our tax earnings and profits. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gain over realized net long-term capital loss, or the Annual Distribution Requirement. Even if we qualify as a RIC, we generally will be subject to corporate-level U.S. federal income tax on our undistributed taxable income and could be subject to U.S. federal excise, state, local and foreign taxes.

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

•	elect to be treated as a RIC;

•	meet the Annual Distribution Requirement;

•	qualify to be treated as a BDC or be registered as a management investment company under the 1940 Act at all times during each taxable year;

•	derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale or other disposition of stock or other securities or currencies or other income derived with respect to our business of investing in such stock, securities or currencies and net income derived from an interest in a “qualified publicly traded partnership” (as defined in the Code), or the 90% Income Test; and

•	diversify our holdings so that at the end of each quarter of the taxable year (i) at least 50% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer (which for these purposes includes the equity securities of a “qualified publicly traded partnership”); and (ii) no more than 25% of the value of our assets is invested in the securities, other than U.S. Government securities or securities of other RICs, (i) of one issuer (ii) of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) of one or more “qualified publicly traded partnerships,” or the Diversification Tests.

Provided that we qualify as a RIC and satisfy the Annual Distribution Requirement, we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain (which we define as net long-term capital gain in excess of net short-term capital loss) that we timely distribute to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed distributed) to our stockholders.

We will be subject to a 4% nondeductible U.S. Federal excise tax on certain undistributed income of RICs unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income recognized, but not distributed, in preceding years and on which we paid no U.S. federal income tax. We generally will endeavor in each taxable year to avoid any U.S. Federal excise tax on our earnings.

Our Manager

Pursuant to the Investment Advisory and Management Services Agreement (the "Advisory Agreement"), our Manager is responsible for sourcing potential investments, conducting research on prospective investments, analyzing investment opportunities, structuring our investments, and monitoring our investments and portfolio companies on an ongoing basis. Our Manager is led by Mr. Chandhoke, who also serves as our chief executive officer, Mr. Shea and Mr. Shah, who serves on our board of directors as well. They are supported by the Manager’s team of employees, including investment professionals who have extensive experience in underwriting and issuing debt products that include high-yield, bank debt and convertible debt and have acted as financial advisers to private equity funds, venture capital firms and corporations in mergers and acquisitions, recapitalization and corporate finance transactions, and have served as principal investors in private equity and leveraged buyout transactions.

Our Manager has an investment committee that is responsible for reviewing, discussing and approving each investment opportunity we seek to pursue. Our investment committee routinely meets to discuss new and existing opportunities and developments on current investments. Our investment committee currently consists of Mr. Chandhoke, Mr. Shea and Mr. Shah.

Management Services and Responsibilities

Under the terms of the investment advisory agreement, our Manager:

•	determines the composition and allocation of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

•	determines what securities we will purchase, retain or sell;

•	identifies, evaluates, negotiates and structures the investments we make; and

•	executes, monitors and services the investments we make.

Under the investment advisory agreement, the Manager has a fiduciary responsibility for the safeguarding and use of our assets. The Manager is also subject to liability under both the 1940 Act and the Advisers Act for a breach of these fiduciary duties.

Our Manager’s services under the investment advisory agreement may not be exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired. In addition, our Manager performs certain administrative services under the administration agreement.

Administrator

Our Manager serves as our administrator. Pursuant to an administration agreement, our Manager furnishes us with office facilities, equipment, clerical, and record keeping services at such facilities. Under the administration agreement, our Manager also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records which we are required to maintain and preparing reports to our stockholders. In addition, our Manager assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the administration agreement are equal to an amount based upon our allocable portion of our Manager’s overhead in performing its obligations under the administration agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the compensation of our chief financial officer and any administrative support staff. Under the administration agreement, our Manager will also provide on our behalf managerial assistance to those portfolio companies that request such assistance. The administration agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

The administration agreement provides that, absent willful misfeasance, bad faith or negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, our Manager and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of our Manager’s services under the administration agreement or otherwise as administrator for us.

License Agreements

We have entered into a license agreement with VII Peaks under which VII Peaks has agreed to grant us a non-exclusive, royalty-free license to use the names “VII Peaks” and “Co-Optivist.” We have also entered into a license agreement with KBR Capital Partners, LLC under which KBR Capital Partners, LLC has agreed to grant us a non-exclusive, royalty-free license to use the name “KBR.” Under these agreements, we will have a right to use the “VII Peaks,” “Co-Optivist” and “KBR” names for so long as our Manager or one of its affiliates remains our investment adviser. Other than with respect to these limited licenses, we will have no legal right to the “VII Peaks,” “Co-Optivist” or “KBR” names. These license agreements will remain in effect for so long as the investment advisory agreement with our Manager is in effect.

Certain Relationship and Related Party Transactions

Conflicts of interest between our operations and other activities of the Manager and its affiliates and principals are expected to occur from time to time. The Manager, in its sole judgment and discretion, will try to mitigate such potential adversity by the exercise of its business judgment in an attempt to fulfill its obligations. However, the Manager has not developed, and does not expect to develop, any formal process for resolving conflicts of interest. Such conflicts may include:

Competing Programs

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

Compensation Arrangements

The compensation we pay to our Manager was not entered into on an arm’s-length basis with unaffiliated third parties. As a result, the form and amount of such compensation may be less favorable to us than they might have been had they been entered into through arm’s-length transactions with unaffiliated parties.

Affiliated Dealer Manager

The dealer manager for our offering is KBR Capital Markets, LLC, which is an affiliate of us and our Manager. This relationship may create conflicts in connection with KBR Capital Markets, LLC due diligence obligations under the federal securities laws.

Regulation

We have elected to be regulated as a BDC under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than “interested persons”, as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by “a majority of our outstanding voting securities” as defined in the 1940 Act.

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, except for registered money market funds we generally cannot acquire more than 3% of the voting stock of any investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of more than one investment company. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses. None of our investment policies are fundamental and any may be changed without stockholder approval.

As a BDC, we are not permitted to invest in any portfolio company in which our Adviser or any of their affiliates currently have an investment or to make any co-investments with our Adviser or any of their affiliates without an exemptive order from the SEC.

As a BDC, we may be periodically examined by the SEC for compliance with the 1940 Act. Our Adviser is a registered investment adviser and is also subject to examination by the SEC.

We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misconduct, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are the following:

Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:

•	is organized under the laws of, and has its principal place of business in, the United States;

•	is not an investment company (other than a small business investment company wholly owned by the Company) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

•	satisfies either of the following:

•	has a market capitalization of less than $250 million or does not have any class of securities listed on a national securities exchange; or

•	is controlled by a BDC or a group of companies including a BDC, the BDC actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result thereof, the BDC has an affiliated person who is a director of the eligible portfolio company.

•	Securities of any eligible portfolio company which we control.

•	Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

•	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

•	Securities received in exchange for or distributed on or with respect to securities described above, or pursuant to the exercise of warrants or rights relating to such securities.

•	Cash, cash equivalents, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment.

Managerial Assistance to Portfolio Companies

In order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance. Where the BDC purchases such securities in conjunction with one or more other persons acting together, the BDC will satisfy this test if one of the other persons in the group makes available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Temporary Investments

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we will invest in highly rated commercial paper, U.S. Government agency notes, U.S. Treasury bills or in repurchase agreements relating to such securities that are fully collateralized by cash or securities issued by the U.S. Government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, certain diversification tests in order to qualify as a RIC for federal income tax purposes will typically require us to limit the amount we invest with any one counterparty. Our Manager will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any preferred stock or publicly traded debt securities are outstanding, we may be prohibited from making distributions to our stockholders or the repurchasing of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage.

Code of Ethics

We and our Manager have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You may read and copy the code of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, the code of ethics is attached as an exhibit to the registration statement of which this prospectus is a part, and is available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov. You may also obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

Compliance Policies and Procedures

We have adopted and implemented written policies and procedures reasonably designed to prevent violation of the federal securities laws. We are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation. Our chief compliance officer is responsible for administering these policies and procedures.

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to our Manager. The proxy voting policies and procedures of our Manager are set forth below. The guidelines are reviewed periodically by our Manager and our independent directors, and, accordingly, are subject to change.

As an investment adviser registered under the Advisers Act, our Manager has fiduciary duties to us. As part of this duty, our Manager recognizes that it must vote client securities in a timely manner free of conflicts of interest and in our best interests and the best interests of our stockholders. Our Manager’s proxy voting policies and procedures have been formulated to ensure decision-making consistent with these fiduciary duties.

These policies and procedures for voting proxies for our investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

Our Manager evaluates routine proxy matters, such as proxy proposals, amendments or resolutions on a case-by-case basis. Routine matters are typically proposed by management and our Manager will normally support such matters so long as they do not measurably change the structure, management control, or operation of the corporation and are consistent with industry standards as well as the corporate laws of the state of incorporation.

Our Manager also evaluates non-routine matters on a case-by-case basis. Non-routine proposals concerning social issues are typically proposed by stockholders who believe that the corporation’s internally adopted policies are ill-advised or misguided. If our Manager has determined that management is generally socially responsible, our Manager will generally vote against these types of non-routine proposals. Non-routine proposals concerning financial or corporate issues are usually offered by management and seek to change a corporation’s legal, business or financial structure. Our Manager will generally vote in favor of such proposals provided the position of current stockholders is preserved or enhanced. Non-routine proposals concerning stockholder rights are made regularly by both management and stockholders. They can be generalized as involving issues that transfer or realign board or stockholder voting power. Our Manager typically would oppose any proposal aimed solely at thwarting potential takeovers by requiring, for example, super-majority approval. At the same time, our Manager believes stability and continuity promote profitability. Our Manager’s guidelines in this area seek a middle road and individual proposals will be carefully assessed in the context of their particular circumstances. If a vote may involve a material conflict of interest, prior to approving such vote, our Manager must consult with its chief compliance officer to determine whether the potential conflict is material and if so, the appropriate method to resolve such conflict. If the conflict is determined not to be material, our Manager’s employees shall vote the proxy in accordance with our Manager’s proxy voting policy.

You may obtain information about how we voted proxies by making a written request for proxy voting information to: Chief Compliance Officer, VII Peaks-KBR Co-Optivist Income BDC II, Inc., 255 Shoreline Drive, Suite 428, Redwood City, California 94065.

Available Information

We file with or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information meeting the informational requirements of the Exchange Act. You may inspect and copy these reports, proxy statements and other information at the Public Reference Room of the SEC at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Copies of these reports, proxy and information statements and other information may be obtained, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, Washington, D.C. 20549-0102. In addition, the SEC maintains an Internet website that contains reports, proxy and information statements and other information filed electronically by us with the SEC at http://www.sec.gov.

ITEM 1A. RISK FACTORS

An investment in shares of our common stock involves a high degree of risk. The risks set forth below are not the only risks we face. If any of the following risks occur, our business and financial condition could be materially adversely affected. In such case, the net asset value of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business and Structure

We are a newly formed, development stage entity with limited operating history, and you have limited basis on which to evaluate our ability to achieve our business objectives.

We are a recently formed development stage entity with limited operating history, commencing operations in July 2012 upon success in raising an aggregate of $1.0 million from investors unaffiliated with us or our Manager. Because we lack an extended operating history, there is no basis on which to evaluate our ability to achieve our business objectives. We have no long-term plans, arrangements or understandings with any prospective Target Investments and may be unable to make continued investments in discounted corporate debt and equity-linked debt securities pursuant to our investment strategy.

Our Manager is a newly-formed entity with limited history of managing a portfolio of debt securities.

Our Manager is a newly-formed entity and has no prior experience managing a portfolio of debt securities. Therefore, our Manager may not be able to successfully operate our business or achieve our investment objectives. As a result, an investment in shares of our common stock entails more risk than investing in a comparable company with a substantial operating history.

We face competition.

We face competition from a range of competitors, including mutual funds, private equity, hedge funds, and leveraged buyout funds. Many of these entities may have greater financial resources than we do or access to financing on more favorable terms than we will. These entities could make it more difficult or expensive to make investments in the debt securities of our Target Investments at appropriate price levels.

We may not have sufficient resources to cover our operating expenses and the expenses of consummating our business acquisitions.

If we do not raise sufficient proceeds from our offering and other sources of financing to fund our operating expenses and the expenses of consummating our business acquisitions, we may be unable to achieve our business objectives and may be forced to dissolve or liquidate.

Our Manager has full authority and discretion over the timing and amount of distributions we make, and it may decide to reduce or eliminate distributions at any time, which may have an adverse affect on your investment.

To the extent that we have income available, we will continue to authorize and declare distributions semi-monthly and pay distributions on a semi-monthly basis to our shareholders. Our distributions, if any, will be determined by our board of directors. There can be no assurances that we will be able to make distributions or, to the extent we make distributions, the level of distributions declared and paid to our shareholders or our ability to pay distributions. The Target Investments in which we invest will generally have near-term liquidity issues that make investments in them highly speculative. If one or more of our Target Investments is not successful, it may adversely impact our ability to make distributions to shareholders.

We have not completed the selection of the full portfolio of any potential Target Investments in which to invest. As a result, you will be unable to ascertain the merits or risks of the business or businesses in which we may ultimately invest.

We invest in discounted corporate debt and equity-linked debt securities of public and private companies that trade on the secondary loan market for institutional investors. However, there is no basis for you to evaluate the possible merits or risks of the particular business or businesses in which we may ultimately invest. As a result, this may be deemed to be a “blind pool” offering. Further, you will not have the opportunity to vote on any potential investment opportunity. As a result, you must rely on our Manager’s judgment and ability with respect to its use of the proceeds from our offering to achieve our investment objectives. We cannot assure you that the members of our investment committee will properly ascertain or assess all of the significant risks present in our Target Investments. Even if they properly assess those risks, some of the risks may be outside of our control or ability to affect.

If we are unsuccessful in raising significant proceeds in the continuous offering, we may not be able to invest in a diversified group of companies.

If we are unsuccessful in raising significant proceeds in the offering, we may not be able to invest in a diversified portfolio of investments. If our investment portfolio is not diversified, our performance will be more dependent on individual investments. If any of the companies in which we invest ultimately are forced to file for bankruptcy protection or otherwise be unable to satisfy the covenants in their financing agreements, we would be disproportionately and adversely affected as a result of our lack of diversification of investments. In addition, our ability to make distributions depends on our ability to successfully invest pursuant to our investment objectives. If we are unsuccessful in employing our Co-OptivistTM approach in executing our investment strategy, the timing and amount of distributions to our shareholders may be adversely impacted and our shareholders could lose some or all of their investment in us.

Purchases of debt securities of financially stressed companies create an enhanced risk of substantial loss or loss of entire investment.

We may purchase debt securities of companies that are experiencing significant financial or business stress, including companies involved in bankruptcy or other reorganization and liquidation proceedings. Such purchases involve a substantial degree of risk and may not show any return for a considerable period of time. In fact, many of these instruments ordinarily remain unpaid unless and until the company reorganizes and/or emerges from bankruptcy proceedings, and as a result may have to be held for an extended period of time. The level of analytical sophistication, both financial and legal, necessary for successful investment in companies experiencing significant business and financial stress is unusually high. There is no assurance that we will correctly evaluate the nature and magnitude of the various factors that could affect the prospects for a successful reorganization or similar action. In any reorganization or liquidation proceeding relating to a company in which we invest, we may lose our entire investment or may be required to accept cash or securities with a value less than our original investment. Under such circumstances, the returns generated from our investments may not compensate shareholders adequately for the risks assumed.

Resources could be expended in researching investment opportunities that are not consummated, which could materially adversely affect subsequent attempts to locate and invest in other businesses.

It is anticipated that the investigation of each specific Target Investment and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments necessary to restructure and de-lever their balance sheets will require substantial management time and attention and substantial costs for accountants, attorneys, and others. If a decision is made not to complete a specific investment, the costs incurred up to that point for the proposed transaction may not be recoverable. Furthermore, even if an agreement is reached relating to a specific Target Investment, we may fail to consummate the transaction for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate additional investment opportunities.

Economic activity in the United States was impacted by the global financial crisis of 2008 and has yet to fully recover.

Beginning in the third quarter of 2007, global credit and other financial markets suffered substantial stress, volatility, illiquidity and disruption. These forces reached extraordinary levels in late 2008, resulting in the bankruptcy of, the acquisition of, or government intervention in the affairs of several major domestic and international financial institutions. In particular, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. We believe that such value declines were exacerbated by widespread forced liquidations as leveraged holders of financial assets, faced with declining prices, were compelled to sell to meet margin requirements and maintain compliance with applicable capital standards. Such forced liquidations also impaired or eliminated many investors and investment vehicles, leading to a decline in the supply of capital for investment and depressed pricing levels for many assets. These events significantly diminished overall confidence in the debt and equity markets, engendered unprecedented declines in the values of certain assets, and caused extreme economic uncertainty.

Economic activity continues to be somewhat subdued as unemployment rates remain high. Despite this, capital has steadily flowed into the financial markets since the nadir of the credit crisis, as general risk aversion has subsided. As a result, corporate interest rate risk premiums, otherwise known as credit spreads, have declined significantly throughout most of 2009 through 2011. However, credit spreads remain above historical averages, particularly in the loan and high yield bond markets. The improving economic and market conditions which have driven these declines in credit spreads may reverse themselves if uncertainty returns to the markets. Such a reversal could negatively impact credit spreads as well as our ability to obtain financing, particularly from the debt markets.

The downgrade in the U.S.’s credit rating and the economic crisis in Europe could materially adversely affect our business, financial condition and results of operations.

On August 5, 2011, Standard & Poor’s downgraded the U.S.’s credit rating to AA+ from its top rank of AAA. The current U.S. debt ceiling and budget deficit concerns have increased the possibility of further credit-rating agency downgrades and an economic slowdown. The downgrade of the U.S.’s credit rating, together with signs of deteriorating sovereign debt and conditions in Europe, could have a material adverse effect on the financial markets and economic conditions in the U.S. and throughout the world. Additionally, austerity measures necessary to reduce the U.S.’s deficit could accelerate an already slowing U.S. economy in the near term.

The U.S.’s credit rating downgrade could negatively impact the trading market for U.S. government securities and would likely impact the credit risk associated with our investments in U.S. Treasury securities. This could reduce the value of the U.S. Treasury securities that we may hold in our portfolio. In addition, adverse market and economic conditions that could occur due to a downgrade of the U.S.’s credit rating on the U.S.’s debt could result in rapidly rising interest rates, a falling dollar, shakier financial markets and slowing or negative economic growth in the near term. These events could adversely affect our business in many ways, including, but not limited to, adversely impacting our portfolio companies’ ability to obtain financing, or obtaining financing but at significantly lower valuations than the preceding financing rounds. If any of these events were to occur, it could materially adversely affect our business, financial condition and results of operations.

A substantial portion of our investment portfolio may be recorded at fair value as determined in good faith by our board of directors and, as a result, there will be uncertainty as to the value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our board of directors. We expect that a substantial portion of our investments will not trade on a national securities exchange or actively trade on a secondary market, but instead will trade on a privately negotiated over-the-counter secondary market for institutional investors. As a result, we will value these securities quarterly at fair value as determined in good faith by our board of directors.

Certain factors that may be considered in determining the fair value of our investments include the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to comparable publicly-traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these non-traded securities existed. Due to this uncertainty, our fair value determinations may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize upon the sale of one or more of our investments.

Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.

We and our portfolio companies are subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our shareholders, potentially with retroactive effect.

Additionally, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy to avail ourselves of new or different opportunities. Such changes could result in material differences to our strategies and plans as set forth in our prospectus and may result in our investment focus shifting from the areas of expertise of our Manager to other types of investments in which our Manager may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.

As a public company, we are subject to regulations not applicable to private companies, such as provisions of the Sarbanes-Oxley Act. Efforts to comply with such regulations will involve significant expenditures, and non-compliance with such regulations may adversely affect us.

We are subject to regulations not applicable to private companies, including provisions of the Sarbanes-Oxley Act and the related rules and regulations promulgated by the SEC. Beginning with our fiscal year ending December 31, 2013, our management will be required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and rules and regulations of the SEC thereunder. We will be required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis, to evaluate and disclose changes in our internal control over financial reporting. As a newly-formed company, developing an effective system of internal controls may require significant expenditures, which may negatively impact our financial performance and our ability to make distributions. This process will also result in a diversion of management’s time and attention. We cannot be certain as to the timing of the completion of our evaluation, testing and remediation actions or the impact of the same on our operations and we may not be able to ensure that the process is effective or that our internal control over financial reporting is or will be effective in a timely manner. In the event that we are unable to develop or maintain an effective system of internal controls and maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

The impact of recent financial reform legislation on us is uncertain.

In light of current conditions in the U.S. and global financial markets and the U.S. and global economy, legislators, the presidential administration and regulators have increased their focus on the regulation of the financial services industry. The recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, institutes a wide range of reforms that will have an impact on all financial institutions. Many of the requirements called for in the Dodd-Frank Act will be implemented over time, most of which will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full impact such requirements will have on our business, results of operations or financial condition is unclear. The changes resulting from the Dodd-Frank Act may require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements. Failure to comply with any such laws, regulations or principles, or changes thereto, may negatively impact our business, results of operations and financial condition. While we cannot predict what effect any changes in the laws or regulations or their interpretations would have on us as a result of the Dodd-Frank Act, these changes could be materially adverse to us and our shareholders.

We may experience fluctuations in our quarterly results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable on the debt securities we acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods.

Your interest in us will be diluted if we issue additional shares, which could reduce the overall value of an investment in us.

Potential investors will not have preemptive rights to any shares we issue in the future. Our certificate of incorporation authorizes us to issue 200.0 million shares of common stock. Pursuant to our certificate of incorporation, a majority of our entire board of directors may amend our certificate of incorporation to increase the number of authorized shares without shareholder approval. To the extent we issue additional equity interests after an investor purchases shares of our common stock, an investor’s percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, an investor may also experience dilution in the book value and fair value of his/her shares.

We may acquire various structured financial instruments for purposes of “hedging” or reducing our risks, which may be costly and ineffective and could reduce our cash available for distribution to our stockholders.

We may seek to hedge against interest rate and currency exchange rate fluctuations and credit risk by using structured financial instruments such as futures, options, swaps and forward contracts, subject to the requirements of the 1940 Act. Use of structured financial instruments for hedging purposes may present significant risks, including the risk of loss of the amounts invested. Defaults by the other party to a hedging transaction can result in losses in the hedging transaction. Hedging activities also involve the risk of an imperfect correlation between the hedging instrument and the asset being hedged, which could result in losses both on the hedging transaction and on the instrument being hedged. Use of hedging activities may not prevent significant losses and could increase our losses. Further, hedging transactions may reduce cash available to pay distributions to our stockholders.

If we internalize our management functions, your interest in us could be diluted, and we could incur other significant costs associated with being self-managed.

Our board of directors may decide in the future to internalize our management functions. If we do so, we may elect to negotiate to acquire our Manager’s assets and personnel. At this time, we cannot anticipate the form or amount of consideration or other terms relating to any such acquisition. Such consideration could take many forms, including cash payments, promissory notes and shares of our common stock. The payment of such consideration could result in dilution of your interests as a stockholder and could reduce the earnings per share attributable to your investment.

In addition, while we would no longer bear the costs of the various fees and expenses we expect to pay to our Manager under the investment advisory agreement, we would incur the compensation and benefits costs of our officers and other employees and consultants that are being paid by our Manager or its affiliates. In addition, we may issue equity awards to officers, employees and consultants. These awards would decrease net income and may further dilute your investment. We cannot reasonably estimate the amount of fees we would save or the costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our Manager, our earnings per share would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders and the value of our shares. As we are currently organized, we do not have any employees. If we elect to internalize our operations, we would employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims and other employee-related liabilities and grievances.

If we internalize our management functions, we could have difficulty integrating these functions as a standalone entity. Currently, individuals employed by our Manager and its affiliates perform asset management and general and administrative functions, including accounting and financial reporting, for multiple entities. These personnel have a great deal of know-how and experience. We may fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity. An inability to manage an internalization transaction effectively could thus result in our incurring excess costs and/or suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs, and our management’s attention could be diverted from effectively managing our investments.

Risks Related to our Manager

Our Manager has limited prior experience managing a BDC or a RIC.

Our Manager is a new entity and has limited prior experience managing a BDC or a RIC. Similarly, members of our Manager’s management team, including our chief executive officer and our chief financial officer, have no prior experience managing a BDC or RIC. Therefore, our Manager and its management team may not be able to successfully operate our business or achieve our investment objectives. As a result, an investment in our shares may entail more risk than the shares of a comparable company with a substantial operating history.

The 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to the other types of investment vehicles. For example, under the 1940 Act, BDCs are required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private or thinly traded companies. Moreover, qualification for RIC tax treatment under subchapter M of the Code requires satisfaction of source-of-income, diversification and other requirements. The failure to comply with these provisions in a timely manner could prevent us from qualifying as a BDC or a RIC or could force us to pay unexpected taxes and penalties, which could be material. Our Manager has no experience managing a BDC or RIC. Its lack of experience in managing a portfolio of assets under such constraints may hinder its ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objectives.

Members of our Manager’s management team may engage in other activities that compete with us.

The officers of our Manager anticipate devoting a significant portion of their time to the affairs of our Manager and performing services for other entities. As a result, there may be conflicts between us, on the one hand, and our Manager, including members of its management team, on the other, regarding the allocation of resources to the management of our day-to-day activities.

Further, the officers of VII Peaks are involved in other ventures, some of which may compete with us for investment opportunities and may be incentivized to offer investment opportunities to such other ventures rather than to us which would make it more difficult to achieve our investment objectives.

In addition, the officers of KBR may also be involved in other ventures, some of which may compete with us for investment opportunities.

Our Manager will receive compensation regardless of profitability.

Our Manager is entitled to receive certain fees and other compensation, payments and reimbursements regardless of us being profitable. For example, we will pay our Manager an annualized management fee calculated as follows and payable monthly in arrears:

•	2.00% if our net assets are below $100 million;

•	1.75% if our net assets are between $100 million and $250 million; and

•	1.50% if our net assets are above $250 million.

The management fee will be calculated based on the net asset value of our assets under management as of the last business day of each month and paid monthly in arrears.

We may be obligated to pay our Manager incentive compensation even if we incur a net loss due to a decline in the value of our portfolio.

Our Manager is entitled to receive an incentive fee based on our net investment income regardless of any capital losses. In such case, we may be required to pay our Manager an incentive fee for a fiscal quarter even if there is a decline in the value of our portfolio or if we incur a net loss for that quarter.

Any incentive fee payable by us that relates to our net investment income may be computed and paid on income that may include interest that has been accrued but not yet received. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously included in the calculation of the incentive fee will become uncollectible. Our Manager is not obligated to reimburse us for any part of the incentive fee it received that was based on accrued income that we never received as a result of a subsequent default. Such circumstances would result in us paying an incentive fee on income we never receive captured in one reporting period, with the related reduction in the incentive fee paid in the subsequent period.

For federal income tax purposes, we are required to recognize taxable income in some circumstances in which we do not receive a corresponding payment in cash (such as deferred interest that is accrued as original issue discount) and to make distributions with respect to such income to maintain our status as a RIC. Under such circumstances, we may have difficulty meeting the annual distribution requirement necessary to obtain and maintain RIC tax treatment under the Code. This difficulty in making the required distribution may be amplified to the extent that we are required to pay an incentive fee with respect to such accrued income. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

Our incentive fee may induce our Manager to make speculative investments.

The incentive fee payable by us to our Manager may create an incentive for it to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee payable to our Manager is determined may encourage it to use leverage to increase the return on our investments.

Shares of our common stock may be purchased by the Manager or its affiliates.

Our Manager and its affiliates may purchase shares of our common stock for any reason deemed appropriate; provided, however, that the Manager and its affiliates will not purchase or hold more than 5% of our outstanding shares of common stock. The Manager and its affiliates will not acquire any shares of our common stock with the intention to resell or re-distribute such shares. The purchase of shares by the Manager or its affiliates could create certain risks, including, but not limited to, the following:

•	the Manager or its affiliates may have an interest in disposing of our assets at an earlier date so as to recover their investment in our shares; and

•	substantial purchases of shares by the Manager or its affiliates may limit the Manager’s ability to fulfill any financial obligations that it may have to or on our behalf.

Our Manager relies on key personnel, the loss of any of whom could impair its ability to successfully manage us.

Our future success depends, to a significant extent, on the continued services of the employees of our Manager or its affiliates. The loss of services of one or more members of our Manager’s management team, including members of our investment committee, could adversely affect our financial condition, business and results of operations.

The compensation we pay to our Manager was determined without independent assessment on our behalf, and these terms may be less advantageous to us than if they had been the subject of arm’s-length negotiations.

The compensation we pay to our Manager was not entered into on an arm’s-length basis with an unaffiliated third party. As a result, the form and amount of such compensation may be less favorable to us than they might have been had they been entered into through arm’s-length transactions with an unaffiliated third party.

Our Manager’s influence on conducting our operations, including on our conducting of transactions, gives it the ability to increase its fees, which may reduce the amount of cash flow available for distribution to our shareholders.

Our Manager is paid a management fee calculated as a percentage of our net assets and is unrelated to net income or any other performance base or measure. Our Manager may advise us to consummate transactions or conduct our operations in a manner that, in our Manager’s reasonable discretion, are in the best interests of our shareholders. These transactions, however, may increase the amount of fees paid to our Manager. Our Manager’s ability to influence the management fee paid to it by us could reduce the amount of cash flow available for distribution to our shareholders.

Risks Related to Business Development Companies

The requirement that we invest a sufficient portion of our assets in qualifying assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in qualifying assets could result in our failure to maintain our status as a BDC.

As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. Therefore, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets. Conversely, if we fail to invest a sufficient portion of our assets in qualifying assets, we could lose our status as a BDC, which would have a material adverse effect on our business, financial condition and result of operations. Similarly, these rules could prevent us from making additional investments in existing portfolio companies, which could result in the dilution of our position, or could require us to dispose of investments at an inopportune time to comply with the 1940 Act. If we were forced to sell non-qualifying investments in the portfolio for compliance purposes, the proceeds from such sale could be significantly less than the current value of such investments.

Failure to maintain our status as a BDC would reduce our operating flexibility.

If we do not remain a BDC, we might be regulated as a registered closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions under the 1940 Act and correspondingly decrease our operating flexibility.

Regulations governing our operation as a BDC and RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.

As a result of the annual distribution requirement to qualify as a RIC, we may need to periodically access the capital markets to raise cash to fund new investments. We may issue “senior securities,” including borrowing money from banks or other financial institutions only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. Our ability to issue different types of securities is also limited. Compliance with these requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. As a BDC, therefore, we continuously issue equity at a rate more frequent than our privately owned competitors, which may lead to greater shareholder dilution.

Under the 1940 Act, we generally are prohibited from issuing or selling our shares at a price below net asset value per share, which may be a disadvantage as compared with other public companies. We may, however, sell our shares, or warrants, options or rights to acquire our shares, at a price below the current net asset value of the shares if our board of directors and independent directors determine that such sale is in our best interests and the best interests of our shareholders, and our shareholders as well as those shareholders that are not affiliated with us approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our board of directors, closely approximates the fair value of such securities.

Our ability to enter into transactions with our affiliates will be restricted.

We will be prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the independent members of our board of directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act and we will generally be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of our board of directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our board of directors and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC or adherence to certain interpretive advice from the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company of a private equity fund managed by our Manager or its affiliates without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. To the extent that we assume large positions in the securities of a small number of issuers, or within a particular industry, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. However, we will be subject to the diversification requirements applicable to RICs under Subchapter M of the Code.

Risks Related to our Target Investments

The capital structures of our Target Investments may have significant leverage, which may increase our exposure to adverse economic factors.

Our Target Investments may have capital structures with significant leverage. To the extent our Target Investments are levered, such leverage may increase our exposure to adverse economic factors such as rising interest rates, downturns in the general economy or deterioration of the condition of the Target Investments or its sector in its particular industry.

We do not expect to control our portfolio companies.

We do not expect to control our portfolio companies. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as debt investors. Due to the limited liquidity for our debt investments in our portfolio companies, we may not be able to dispose of our interests in our portfolio companies as readily as we would like or at an appropriate valuation. As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings.

We will be exposed to risks associated with changes in interest rates.

We are subject to financial market risks, including changes in interest rates. We expect our portfolio to be predominantly composed of fixed-rate high-yield and equity-linked corporate debt securities, but we may also purchase senior secured corporate debt securities which may have variable interest rates. We currently anticipate that the portion of our portfolio composed of variable rate corporate debt securities, if any, will not exceed 20%, but we may increase that to 33% of our aggregate portfolio at the time of any purchase depending on market opportunities. Accordingly, general interest rate fluctuations may have a substantial negative impact on our investments and investment opportunities and, therefore may have a material adverse effect on our investment objectives and our rate of return on invested capital.

We invest a portion of our assets in privately held companies which presents certain challenges, including the lack of available information about these companies.

We invest a portion of our assets in privately held companies. Investments in private companies pose certain incremental risks as compared to investments in public companies including that they:

•	have reduced access to the capital markets, resulting in diminished capital resources and ability to withstand financial distress;

•	may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;

•	may have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and changing market conditions, as well as general economic downturns;

•	are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us; and

•	generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, directors and members of our Manager’s management team may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies.

In addition, investments in private companies tend to be less liquid. The securities of private companies are not publicly traded or actively traded on the secondary market and are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors. These privately negotiated over-the-counter secondary markets may be inactive during an economic downturn or a credit crisis. In addition, the securities in these companies will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. Also, under the 1940 Act, if there is no readily available market for these investments, we are required to carry these investments at fair value as determined by our board of directors. As a result if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. We may also face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we, our Manager or any of their respective affiliates have material nonpublic information regarding such portfolio company or where the sale would be an impermissible joint transaction. The reduced liquidity of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.

Finally, little public information generally exists about private companies and these companies may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of our Manager to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. Additionally, these companies and their financial information will not generally be subject to the Sarbanes-Oxley Act and other rules that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments.

Certain macro-economic events may adversely affect the value of our bond positions and thus may impair our investment performance.

The following risks may adversely affect the value of our bond positions and thus may impair our investment performance:

•

Potential Fiscal Cliff.  If the U.S. economy slides back into a recession due to failed fiscal cliff negotiations, it may cause a correction in bond prices driving them lower and increasing the cost of borrowing for companies.

•

Correction in U.S. Treasuries or Broader Bond Markets.  U.S. Treasuries and corporate bonds have seen a dramatic increase in prices over the past several quarters, driving down yields. A correction or trade out of these fixed income securities could correct bond prices across the board, from Treasuries to corporate debt.

•	Increase in Corporate Default Rates. Corporate debt default rates and bankruptcy rates have remained relatively flat and remain at extremely low levels (less than 2%). Any significant increase in default rates would depress bond prices as corporate borrowing costs increase.

•	Inflation. Core inflation in the United States remains around 1%. However, a significant increase in inflation would reduce the real return of debt securities, causing prices to drop.

•	Monetary Tightening and Rising Interest Rates. The U.S. Federal Reserve has recently issued a new round of quantitative easing, helping to spur liquidity in the capital markets. This has helped keep interest rates near an all-time low in the U.S. Eventually, as the economy recovers, the Federal Reserve may begin monetary tightening, causing an increase of interest rates that may drive down bond prices.

•	Devaluation of the U.S. Dollar. We invest in the debt securities of issuers domiciled in the United States. As such, the debt securities that we purchase will pay coupons denominated in U.S. dollars. A significant devaluation of the U.S. dollar could lead to lower bond prices as real returns are diminished due to a devalued currency.

Risks Related to Our Continuous Offering and Our Shares

This is a speculative investment.

Our business objectives should be considered highly speculative, and there are no assurances that the Manager will satisfy those objectives. No assurances can be given that the Manager will realize a substantial return, if any, on its investment purchases, or that you will not lose your entire investment in us.

There is no market for the shares of our common stock nor do we expect a market to develop in the foreseeable future, which adversely affects the liquidity and price of our shares.

There is no market for the shares of our common stock and no market for our shares is expected to develop in the foreseeable future. Shareholders therefore have no access to information about prior market history on which to base their investment decision. As a result, shareholders may be unable to sell their shares unless a market can be established and sustained.

If we are unable to raise substantial funds in our continuous “best efforts” offering, we will be limited in the number and type of investments we may make, and the value of your investment in us may be reduced in the event our assets under-perform.

Our continuous offering is being made on a best efforts basis, whereby KBR Capital Markets, LLC and any selected dealers who enter into agreements with KBR Capital Markets, LLC are only required to use their best efforts to sell our shares and have no firm commitment or obligation to purchase any of our shares. To the extent that less than the maximum number of shares is sold, the opportunity for diversification of our investments may be decreased and the returns achieved on those investments may be reduced as a result of allocating all of our expenses among a smaller capital base.

Investors will not know the purchase price per share at the time they submit their subscription agreements and could receive fewer shares than anticipated if our board of directors determines to increase the offering price to comply with the requirement that we avoid selling our shares below net asset value per share.

The purchase price at which shareholders purchase shares of common stock will be determined at closing date to ensure that the sales price, after deducting selling commissions and dealer manager fees, is equal to or greater than the net asset value of our shares. As a result, in the event of an increase to our net asset value per share, an investors purchase price may be higher than the prior closing price per share, and therefore shareholders may receive a smaller number of shares than if shareholders had subscribed at the prior closing price.

Investors will not know the purchase price per share at the time they submit their subscription agreements and could pay a premium for their shares of common stock if our board of directors, or delegated committee, does not decrease the offering price in the event of a decline to our net asset value per share.

The purchase price at which shareholders purchase shares will be determined at each semi-monthly closing date to ensure that the sales price is equal to or greater than the net asset value of our shares, after deducting selling commissions and dealer manager fees. In the event of a decrease to our net asset value per share, shareholders could pay a premium for their shares of common stock if our board of directors, or delegated committee, does not decrease the offering price.

The shares sold in our continuous offering will not be listed on an exchange or quoted through a quotation system for the foreseeable future, if ever. Therefore, if an investor purchase shares in our continuous offering, they will have limited liquidity and may not receive a full return of their invested capital if they sell their shares.

The shares offered by us are illiquid assets for which there is not expected to be any secondary market nor is it expected that any will develop in the foreseeable future. Within four years following the completion of our public offering or any subsequent follow-on offering, our board of directors is required to recommend that we pursue a liquidity event for our shareholders. However, there can be no assurance that we will complete a liquidity event within such time or at all. A liquidity event could include: (i) a listing of our shares on a national securities exchange; (ii) a merger or another transaction approved by our board of directors in which our shareholders will receive cash or shares of a listed company; or (iii) a sale of all or substantially all of our assets either on a complete portfolio basis or individually followed by a liquidation.

Prior to the completion of a liquidity event, our tender offer program may provide a limited opportunity for investors to achieve liquidity, subject to certain restrictions and limitations, at a price which may reflect a discount from the purchase price they paid for their shares being repurchased.

In making a determination of what type of liquidity event is in the best interest of our shareholders, our board of directors, including our independent directors, may consider a variety of criteria, including, but not limited to, market conditions, portfolio diversification, portfolio performance, our financial condition, potential access to capital as a listed company, market conditions for the sale of our assets or listing of our shares, internal management requirements to become a perpetual life company and the potential for shareholder liquidity. We can offer no assurance that we will be able to effect a liquidity event. Further, even if we do complete a liquidity event, you may not receive a return of all of your invested capital.

We are not obligated to complete a liquidity event by a specified date; therefore, it will be difficult for an investor to sell his or her shares.

Within four years following the completion of our public offering or any subsequent follow-on offering, our board of directors is required to recommend that we pursue a liquidity event for our shareholders. A liquidity event could include: (i) a listing of our shares on a national securities exchange; (ii) a merger or another transaction approved by our board of directors in which our shareholders will receive cash or shares of a listed company; or (iii) a sale of all or substantially all of our assets either on a complete portfolio basis or individually followed by a liquidation. We expect that the liquidity event recommended by our board of directors will be completed within twelve months following the recommendation by our board of directors. We do not know at this time what circumstances will exist in the future and therefore we do not know what factors our board of directors will consider in determining what form of liquidity event to pursue. There may be economic of other factors that negatively impact our ability to complete a liquidity event within this timeframe or at all. As a result, it may be difficult for investors to sell their shares.

Our ability to successfully conduct our continuous offering is dependent, in part, on the ability of KBR Capital Markets, LLC to successfully establish, operate and maintain a network of broker-dealers.

The success of our public offering, and correspondingly our ability to implement our business strategy, is dependent upon the ability of KBR Capital Markets, LLC to establish and maintain a network of licensed securities broker-dealers and other agents to sell our shares. If KBR Capital Markets, LLC fails to perform, we may not be able to raise adequate proceeds through our public offering to implement our investment strategy. If we are unsuccessful in implementing our investment strategy, shareholders could lose all or a part of their investment.

Because KBR Capital Markets, LLC is one of our affiliates, shareholders will not have the benefit of an independent due diligence review of us, which is customarily performed in firm commitment underwritten offerings; the absence of an independent due diligence review increases the risks as a shareholder.

The dealer manager, KBR Capital Markets, LLC is one of our affiliates. As a result, its due diligence review and investigation of us and our prospectus cannot be considered to be an independent review. Therefore, shareholders do not have the benefit of an independent review and investigation of our offering of the type normally performed by an unaffiliated, independent underwriter in a firm commitment underwritten public securities offering.

Beginning with the first calendar quarter following the one-year anniversary of the date we met our minimum offering requirement, we intend to offer to repurchase shareholders shares on a quarterly basis. However, we are not required to make repurchases and there can be no assurance we will do so. As a result shareholders may be unable to sell their shares and, to the extent they are able to sell their shares under the tender offer program, they may not be able to recover the amount of their investment in our shares.

Beginning with the first calendar quarter following the one-year anniversary of the date we met our minimum offering requirement, we intend to commence tender offers to allow shareholders to tender their shares on a quarterly basis at a price equal to the net asset value per share on the date of repurchase. To the extent that we make purchases, the tender offer program will include numerous restrictions that limit their ability to sell their shares. We intend to limit the number of shares repurchased pursuant to our proposed tender offer program as follows: (1) we currently intend to limit the number of shares to be repurchased during any calendar year to 20% of the weighted average number of shares outstanding in the prior calendar year, or 5.0% in each quarter; (2) unless shareholders tender all of their shares, shareholders must tender at least 25% of the amount of shares they have purchased in the offering and must maintain a minimum balance of $5,000 subsequent to submitting a portion of their shares for repurchase by us; and (3) to the extent that the number of shares put to us for repurchase exceeds the number of shares that we are able to purchase, we will repurchase shares on a pro rata basis, not on a first-come, first-served basis. Further, we will have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under federal law or Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all repurchase requests made in any year. Our board of directors may amend, suspend or terminate the tender offer program upon 30 days notice. We will notify shareholders of such developments (1) in our quarterly reports or (2) by means of a separate mailing to shareholders, accompanied by disclosure in a current or periodic report under the Exchange Act. In addition, although we have adopted a tender offer program, we have discretion to not repurchase shareholders shares, to suspend the plan, and to cease repurchases. Further, the plan has many limitations and should not be relied upon as a method to sell shares promptly and at a desired price.

The timing of our repurchase offers pursuant to our tender offer program may be at a time that is disadvantageous to our shareholders.

When we make quarterly repurchase offers pursuant to our tender offer program, we may offer to repurchase shares at a price that is lower than the price that investors paid for shares in our offering. As a result, to the extent investors have the ability to sell their shares to us as part of our tender offer program, the price at which an investor may sell shares, which will be equal to the net asset value per share on the date of repurchase, may be lower than what an investor paid in connection with the purchase of shares in our offering.

In addition, in the event an investor chooses to participate in our tender offer program, the investor will be required to provide us with notice of intent to participate prior to knowing what the net asset value per share will be on the repurchase date. Although an investor will have the ability to withdraw a repurchase request prior to the repurchase date, to the extent an investor seeks to sell shares to us as part of our tender offer program, the investor will be required to do so without knowledge of what the repurchase price of our shares will be on the repurchase date.

Various conflicts of interest exist between us and the roles, activities and duties of the Manager and its affiliates.

Conflicts of interest between us and the various roles, activities and duties of the Manager and its affiliates may occur from time to time. The Manager, its officers and other affiliates may act as a manager or general partner of other private or public entities, some of whom may have the same or a similar investment objective as the Company. As a result, conflicts of interest between us and the other activities of the Manager and its affiliates may occur from time to time. None of the agreements or arrangements, including those relating to compensation, between us, the Manager or their affiliates, is the result of arm’s-length negotiations.

Certain provisions of the Maryland Corporation Law could deter takeover attempts.

Our bylaws exempt us from the Maryland Control Share Acquisition Act, which significantly restricts the voting rights of control shares of a Maryland corporation acquired in a control share acquisition. If our board of directors were to amend our bylaws to repeal this exemption from the Maryland Control Share Acquisition Act, that statute may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such a transaction. There can be no assurance, however, that we will not amend our bylaws at some time in the future. We will not, however, amend our bylaws to make us subject to the Maryland Control Share Acquisition Act without our board of directors determining that doing so would not conflict with the 1940 Act and obtaining confirmation from the SEC that it does not object to that determination.

Additionally, our board of directors may, without stockholder action, authorize the issuance of shares of stock in one or more classes or series, including preferred stock. Our board of directors may also, without stockholder action, amend our articles of incorporation to increase the number of shares of stock of any class or series that we have authority to issue. These anti-takeover provisions may inhibit a change of control in circumstances that could give the holders of our common stock the opportunity to realize a premium over the value of our common stock.

Risks Related to Taxation

We will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Code or to satisfy RIC distribution requirements.

To maintain RIC tax treatment under the Code, we must meet the following minimum annual distribution, income source and asset diversification requirements.

The minimum annual distribution requirement for a RIC will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our net ordinary taxable income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. We would also be taxed on any retained income and/or gains, including any short-term capital gains or long-term capital gains. We must also satisfy an additional annual distribution requirement during each calendar year in order to avoid a 4% excise tax on the amount of the under-distribution. Because we may use debt financing, we are subject to an asset coverage ratio requirement under the 1940 Act and may in the future become subject to certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirements. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment, or could be required to retain a portion of our income or gains, and thus become subject to corporate-level income tax.

The income source requirement will be satisfied if we obtain at least 90% of our income for each year from dividends, interest, gains from the sale of stock or securities, or similar sources.

The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other acceptable securities; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because a portion of our investments are expected to be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

If we fail to qualify for or maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution, and the amount of our distributions.

If we do not qualify as a “publicly offered regulated investment company,” as defined in the Code, shareholders will be taxed as though they received a distribution of some of our expenses.

A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. If we are not a publicly offered RIC for any period, a non-corporate stockholder’s allocable portion of our affected expenses, including our management fees, will be treated as an additional distribution to the stockholder and will be deductible by such stockholder only to the extent permitted under the limitations described below. For non-corporate stockholders, including individuals, trusts, and estates, significant limitations generally apply to the deductibility of certain expenses of a non-publicly offered RIC, including advisory fees. In particular, these expenses, referred to as miscellaneous itemized deductions, are deductible to an individual only to the extent they exceed 2% of such a stockholder’s adjusted gross income, and are not deductible for alternative minimum tax purposes.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK, interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Furthermore, we may invest in non-U.S. corporations (or other non-U.S. entities treated as corporations for U.S. federal income tax purposes) that could be treated under the Code and U.S. Treasury regulations as “passive foreign investment companies” and/or “controlled foreign corporations.” The rules relating to investment in these types of non-U.S. entities are designed to ensure that U.S. taxpayers are either, in effect, taxed currently (or on an accelerated basis with respect to corporate level events) or taxed at increased tax rates at distribution or disposition. In certain circumstances this could require us to recognize income where we do not receive a corresponding payment in cash.

We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discounts and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes.

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the annual distribution requirement, even if we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to obtain and maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, make a partial share distribution, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, and choose not to make a qualifying share distribution, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We do not own any real estate or other physical properties materially important to our operation. Our executive offices are located at 255 Shoreline Drive, Suite 428, Redwood City, California 94065. We believe that our current office facilities are adequate for our business as we intend to conduct it.

ITEM 3. LEGAL PROCEEDINGS

Neither we nor our Manager are currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our authorized stock consists of 250.0 million shares of stock, par value $0.001 per share, of which 200.0 million shares are classified as common stock and 50.0 million shares are classified as preferred stock. There is currently no market for our common stock, and we do not expect that a market for our shares will develop in the future. No stock has been authorized for issuance under any equity compensation plans. Under Maryland law, our stockholders generally will not be personally liable for our debts or obligations.

We are currently selling our shares on a continuous basis at a price of $10.00 per share; however, to the extent that our net asset value per share increases, we will sell at a price necessary to ensure that shares are not sold at a price per share, after deduction of selling commissions and dealer manager fees, that is below net asset value per share. In connection with each semi-monthly closing on the sale of shares of our common stock pursuant to our prospectus, as amended or supplemented, which relates to our public offering of common stock on a continuous basis, our board of directors or a committee thereof is required to make the determination that we are not selling shares of our common stock at a price per share, after deduction of selling commissions and dealer manager fees, that is below our then current net asset value per share within 48 hours of the time that we price our shares.

A decline in our net asset value per share to an amount more than 5.0% below our current offering price, net of selling commissions and dealer manager fees, creates a rebuttable presumption that there has been a material change in the value of our assets such that a reduction in the offering price per share is warranted. This presumption may only be rebutted if our board of directors, in consultation with its management, reasonably and in good faith determines that the decline in net asset value per share is the result of a temporary movement in the credit markets or the value of our assets, rather than a more fundamental shift in the valuation of our portfolio. In the event that (i) net asset value per share decreases to more than 5.0% below our current net offering price and (ii) our board of directors believes that such decrease in net asset value per share is the result of a non-temporary movement in the credit markets or the value of our assets, the board of directors will undertake to establish a new net offering price that is not more than 5.0% above our net asset value per share.

Set forth below is a chart describing the classes of our securities outstanding as of December 31, 2012:

Title of Class	Amount Authorized	Amount Issued
Common Stock, par value $0.001 per share	$200,000,000	950,733

As of December 31, 2012, gross proceeds from the sale of common stock were $9.5 million, including stock issued pursuant to the distribution reinvestment plan (“DRIP”) and the purchase made by our Manager for our initial capitalization. As of December 31, 2012, we had 263 record holders of our common stock.

Distributions

We declared monthly and paid semi-monthly distributions to stockholders since July 10, 2012 when we commenced operations. Our board of director’s intend to continue to authorize and declare distributions monthly and we intend to pay distributions on a semi-monthly basis to our shareholders. Any distributions to our shareholders will be declared out of assets legally available for distribution. We expect to continue making distributions unless our results of operations, our general financial condition, general economic conditions, or other factors prohibit us from doing so. From time to time, but not less than quarterly, we will review our accounts to determine whether distributions to our shareholders are appropriate. Each year a statement on Internal Revenue Service Form 1099-DIV (or such successor form) identifying the source of the distribution (i.e., paid from ordinary income, paid from net capital gain on the sale of securities, or a return of capital) will be mailed to our shareholders. There can be no assurance that we will be able to sustain distributions at any particular level. Our distributions may exceed our earnings, which we refer to as a return of capital, especially during the period before we have invested substantially all of the proceeds. As a result, a portion of the distributions we make may represent a return of capital for tax purposes.

To obtain and maintain RIC tax treatment, we must, among other things, distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our shareholders. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of: (i) 98% of our ordinary income for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period generally ending on October 31 of the calendar year (unless an election is made by us to use our taxable year) and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no federal income tax.

We have adopted an “opt-in” DRIP pursuant to which you may elect to have the full amount of your cash distributions reinvested in additional shares of our common stock.

The following table reflects the distributions per share paid or payable in cash or DRIP on our common stock to date (dollars in thousands except per share amounts):

Payment Date	Per share	Distributions Paid in Cash	Distributions Paid Through the DRIP	Total Distributions Paid
2012:
August 17, 2012	$0.03	$3	$1	$4
August 31, 2012	0.03	3	1	4
September 14, 2012	0.03	6	3	9
September 28, 2012	0.03	6	3	9
October 15, 2012	0.03	8	4	12
October 31, 2012	0.03	8	4	12
November 16, 2012	0.03	11	6	17
November 30, 2012	0.03	11	6	17
December 17, 2012	0.03	13	10	23
December 31, 2012	0.03	13	10	23
2013:
January 17, 2013	0.03	17	10	27
January 17, 2013 (1)	0.08	41	26	67
January 31, 2013	0.03	18	11	29

		$158	$95	$253
(1)	Special Distribution.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data for the year ended December 31, 2012 and for the period from August 3, 2011 (date of inception) to December 31, 2011 is derived from our financial statements which have been audited by Burr Pilger Mayer, Inc., our independent registered public accounting firm as stated in their report. The data should be read in conjunction with our financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report (dollars in thousands except share and per share data):

	For the Year Ended December 31, 2012	For the Period from August 3 (Date of Inception) to December 31, 2011
Statement of operations data:
Total investment income	$146	$-
Operating expenses
Total expenses	1,313	105
Less: Expense waivers and reimbursements	(1,418)	-
Net expenses	(105)	105
Net investment income (loss)	251	(105)
Realized and unrealized gain (loss)	(119)	-
Net increase (decrease) in net assets resulting from operations	$132	$(105)
Per share data - basic and diluted:
Net investment income (loss)	$1.02	$(1,160.35)
Net realized and unrealized gain (loss) on investments	$(0.48)	$-
Net increase (decrease) in net assets resulting from operations	$0.54	$(1,160.35)
Distributions declared	$(1.02)	$-
Balance sheet data:
Total investments at fair value	$5,823	$-
Cash and cash equivalents	$1,304	$201
Total assets	$8,549	$555
Total liabilities	$212	$459
Total net assets	$8,337	$96
Other data:
Total return	113.42%	(52.17)%
Number of portfolio company investments at period end	22	-
Total portfolio investments for the period	$7,166	$-
Investment sales and prepayments for the period	1,250	-

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Overview

We invest in discounted corporate debt and equity-linked debt securities of public and private companies whose securities trade on the secondary loan market for institutional investors and provide distributions to investors. At the same time, we actively work with the Target Investment’s management to restructure the underlying securities and improve the liquidity position of the Target Investment’s balance sheet. We employ a proprietary “Co-OptivistTM” approach (“cooperative activism”, Co-OptivistTM is a registered trademark of VII Peaks Capital, LLC, or VII Peaks, and is being used with their permission) in executing our investment strategy, which entails proactively engaging the Target Investment management on average 24 months prior to a redemption event (typically a put or maturity event) to create an opportunity for growth in the investments. Our strategy is not dependent on restructuring to generate distributions.

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

We make investments in Target Investments that meet our investment criteria. The size of an individual investment will vary based on numerous factors, including the amount of funds raised in our offering. However, assuming we raise the maximum offering amount of $750.0 million, we expect to hold at least 50 investments, and we anticipate that the minimum investment size will be approximately $0.25 million. We do not anticipate being heavily invested in any one industry, and generally, we do not expect to invest in more than two different classes of debt of the same Target Investment. We invest in debt and equity-linked debt of Target Investments with a minimum enterprise value of $200.0 million and whose debt and equity-linked debt is actively traded in the secondary loan market. We expect our portfolio to be predominantly composed of fixed-rate high-yield and equity-linked corporate debt securities. However, we may also purchase senior secured corporate debt securities which may have variable interest rates. We currently anticipate that the portion of our portfolio composed of variable rate corporate debt securities, if any, will not exceed 20%, but we may increase that to 33% of our aggregate portfolio at the time of any purchase depending on market opportunities.

We offer our stockholders the ability to receive distributions as well as the potential capital appreciation resulting from the restructuring of the debt of our Target Investments. To the extent we have distributable income available we anticipate declaring and paying distributions on a semi-monthly basis. We declared and paid distributions beginning in August 2012 at $0.03063 per share each (an annualized rate of 7.35% based on our initial public offering price of $10.00 per share) to stockholders. On December 27, 2012, for shareholders of record on December 27, 2012, and a payable date of January 17, 2013, the board of directors authorized a special distribution of $0.07664 per share, together with the routine distribution of $0.03063 per share for a total one time annualized return of 8.11%.

Our Manager has an investment committee that is responsible for reviewing, discussing and approving each investment opportunity we seek to pursue. Our investment committee meets routinely to discuss new and existing opportunities and developments on current investments. Our investment committee currently consists of Mr. Chandhoke, our chief executive officer, Mr. Shea and Mr. Shah, who also serves on our board of directors as well.

Critical Accounting Policies

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the valuation of portfolio securities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

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

With respect to investments for which market quotations are not readily available, we will undertake a multi-step valuation process each quarter, as described below:

•	our quarterly valuation process begins with each portfolio company or investment being initially valued by members of our investment committee, with such valuation taking into account information received from our independent valuation firm, if applicable;

•	preliminary valuation conclusions are then documented and discussed with the members of our board of directors; and

•	the board of directors discusses valuations and determines the fair value of each investment in our portfolio in good faith based on various statistical and other factors, including the input and recommendation of members of our investment committee and any third-party valuation firm, if applicable.

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

We have adopted Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 820, Fair Value Measurements and Disclosures (formerly Statement of Financial Accounting Standards No. 157, Fair Value Measurements ), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements.

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

Federal Income Taxes

We have elected to be treated for federal income tax purposes as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level federal income taxes on any ordinary income or capital gains that we distribute to our shareholders from our tax earnings and profits. To obtain and maintain our RIC tax treatment, we must meet, among other things, specified source-of-income and asset diversification requirements and distribute annually at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any.

Portfolio and Investment Activity

For the year ended December 31, 2012, we made $7.2 million of investments in new portfolio companies and had $1.2 million in aggregate amount of exits and repayments, resulting in net investments of $6.0 million for the period. We had no investments as of December 31, 2011.

The following table presents our portfolio composition based on fair value at December 31, 2012. We had no investments as of December 31, 2011.

	At December 31, 2012
	Percentage of Total Portfolio	Weighted Average Current Coupon Yield
Senior Secured First Lien Debt	14.1%	10.4%
Senior Secured Second Lien Debt	14.7	11.0
Senior Unsecured Debt	53.5	9.5
Senior Subordinated Debt	17.7	9.4
Total	100.0%	9.8%

As of December 31, 2012, our investment portfolio had a yield to maturity of 12.17%.

The following table shows the portfolio composition by industry grouping at fair value at December 31, 2012 (dollars in thousands). We had no investments as of December 31, 2011.

	At December 31, 2012
	Investments at Fair Value	Percentage of Total Portfolio
Healthcare & Pharmaceuticals	$830	14.3%
High Tech Industries	771	13.2
Beverage, Food & Tobacco	769	13.2
Telecommunications	764	13.1
Retail	564	9.7
Services: Consumer	541	9.3
Consumer Goods: Non-durable	415	7.1
Consumer Goods: Durable	401	6.9
Services: Business	365	6.3
Banking, Finance, Insurance & Real Estate	358	6.1
Environmental Industries	45	0.8
Total	$5,823	100.0%

Results of Operations

Operating results for the year ended December 31, 2012 and for the period from August 3, 2011 (date of inception) to December 31, 2011 are as follows (dollars in thousands):

	For the Year Ended December 31,	For the Period from August 3, 2011 (Date of Inception) to December 31,
	2012	2011
Total investment income	$146	$—
Total expenses, net	(105)	105
Net investment income (loss)	251	(105)
Net unrealized depreciation	(119)	—
Net increase (decrease) in net assets resulting from operations	$132	$(105)

Revenues

Since becoming operational in the third quarter of 2012, we generate revenue primarily from the cash interest we collect on our debt investments and, to a lesser extent, from the early termination fees that many of our debt investments require the borrower to pay. Going forward, we may generate revenue in the form of commitment, origination, structuring or diligence fees. Any such fees will be generated in connection with our investments and recognized as earned.

Expenses

The composition of our operating expenses for the year ended December 31, 2012 and for the period from August 3, 2011 (date of inception) to December 31, 2011 was as follows (dollars in thousands):

	For the Year Ended December 31,	For the Period from August 3, 2011 (Date of Inception) to December 31,
	2012	2011
Professional fees	$119	$—
Director fees	31	—
Insurance	49	—
Management fees	61	—
Incentive fees on income and capital gains	41	—
General and administrative	118	—
Offering costs and amortization of deferred offering costs	831	—
Organizational expense	63	105
Operating expenses before expense waivers and reimbursements	1,313	105
Waiver of incentive fees	(41)	—
Expense reimbursement	(1,377)	—
Total operating expenses net of expense waivers and reimbursements	$(105)	$105

Net Realized Gains or Losses from Investments

For the year ended December 31, 2012, we had $1.2 million of principal repayments, resulting in $0.0002 million of realized gains. For the period from August 3, 2011 (date of inception) to December 31, 2011, we held no investments.

Net Change in Unrealized Appreciation or Depreciation on Investments

For the year ended December 31, 2012, we had $0.1 million of unrealized depreciation. For the period from August 3, 2011 (date of inception) to December 31, 2011, we held no investments.

Liquidity and Capital Resources

We generate cash primarily from the net proceeds of our ongoing continuous public offering and from cash flows from fees, interest and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. Immediately after we met our minimum offering requirement, gross subscription funds totaled over $1.0 million. We sell our shares on a continuous basis at a current offering price of $10.00; however, to the extent that our net asset value per share increases, we will sell at a price necessary to ensure that our shares are not sold at a price, after deduction of selling commissions and dealer manager fees, that is below our net asset value per share. In the event of a material decline in our net asset value per share, which we consider to be a 5.0% decrease below our current net offering price, and subject to certain conditions, we will reduce our offering price accordingly. A decline in our net asset value per share to an amount more than 5.0% below our current offering price, net of selling commissions and dealer manager fees, creates a rebuttable presumption that there has been a material change in the value of our assets such that a reduction in the offering price per share is warranted. This presumption may only be rebutted if our board of directors, or designated committee, in consultation with its management, reasonably and in good faith determines that the decline in net asset value per share is the result of a temporary movement in the credit markets or the value of our assets, rather than a more fundamental shift in the valuation of our portfolio. In the event that (i) net asset value per share decreases to more than 5.0% below our current net offering price and (ii) our board of directors, or designated committee, believes that such decrease in net asset value per share is the result of a non-temporary movement in the credit markets or the value of our assets, the board of directors will undertake to establish a new net offering price that is not more than 5.0% above our net asset value per share. If our board of directors, or designated committee, determines that the decline in our net asset value per share is the result of a temporary movement in the credit markets or the value of our assets, investors will purchase common stock at an offering price per share, net of selling commissions and dealer manager fees, which represents a premium to the net asset value per share of greater than 5.0% In connection with each semi-monthly closing on the sale of our shares pursuant to this prospectus on a continuous basis, our board of directors or a committee thereof is required to make the determination that we are not selling our shares at a price below our then current net asset value within 48 hours of the time that we price our shares.

On July 10, 2012, we satisfied our minimum offering requirement of raising gross offering proceeds in excess of $1.0 million from persons who are not affiliated with us or our Manager, and commenced operations. As of December 31, 2012, we issued 1.0 million shares of common stock for gross proceeds of $9.5 million.

Prior to investing in debt securities, we invest the net proceeds from our continuous offering primarily in cash, cash equivalents, U.S. government securities, and high-quality debt instruments maturing in one year or less from the time of investment, consistent with our election to be treated as a business development company (“BDC”) our election to be taxed as a RIC.

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

Distributions

We offer our stockholders the ability to receive distributions as well as the potential capital appreciation resulting from the restructuring of the debt of our Target Investments. To the extent we have distributable income available we declare and pay distributions on a semi-monthly basis. We began paying distributions in August 2012, and have made semi-monthly distributions since such time at $0.03063 per share each (an annualized rate of 7.35% based on our initial public offering price of $10.00 per share) to stockholders.

On December 27, 2012, we authorized and declared a special cash distribution equal to $0.077 per share, to be paid to stockholders of record at the close of business on December 27, 2012, payable on January 17, 2013. This special distribution is in addition to the current annualized distribution of 7.35% per share, based on a $10.00 share price. The current and one-time special distributions total an annualized return of 8.114%.

 Any distributions to our shareholders are declared out of assets legally available for distribution. We expect to continue making distributions unless our results of operations, our general financial condition, general economic conditions, or other factors prohibit us from doing so. There can be no assurance that we will be able to sustain distributions at any particular level.

Each year a statement on Internal Revenue Service Form 1099-DIV (or such successor form) identifying the source of the distributions (i.e., paid from ordinary income, paid from net capital gain on the sale of securities, or a return of capital) will be mailed to our shareholders. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from our continuous offering. As a result, a portion of the distributions we make may represent a return of capital for tax purposes. The tax basis of shares must be reduced by the amount of any return of capital distributions, which will result in an increase in the amount of any taxable gain (or a reduction in any deductible loss) on the sale of shares.

Distribution Reinvestment Plan

We have adopted an “opt-in” distribution reinvestment plan (“DRIP”) pursuant to which shareholders may elect to have the full amount of their cash distributions reinvested in additional shares of our common stock. If shareholders wish to receive their distribution in cash, no action will be required on their part to do so. There will be no selling commissions, dealer manager fees or other sales charges to shareholders if, they elect to participate in the DRIP. We will pay the plan administrator’s fees under the plan. Shareholders distribution amount will purchase shares at 95% of the price that the shares are offered pursuant to the effective registration statement of the public offering. Shares issued pursuant to our DRIP will have the same voting rights as our shares of common stock offered pursuant to our prospectus.

Election as a RIC

We elected to be treated as a RIC under Subchapter M of the Code for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2012. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income that we distribute to our stockholders from our tax earnings and profits. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. In addition, in order to obtain RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gain over realized net long-term capital loss, or the annual distribution requirement. Even if we qualify as a RIC, we generally will be subject to corporate-level U.S. federal income tax on our undistributed taxable income and could be subject to U.S. federal excise, state, local and foreign taxes.

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

Our Manager is wholly-owned by VII Peaks-KBR, LLC which is a joint venture between VII Peaks, and KBR Capital Advisors, LLC (“KBR”). Our Manager has agreed to fund offering costs and organization costs. We have recorded $0.1 million as due from related party on the statements of assets and liabilities as of December 31, 2012, of which reflects the netting of $1.4 million due from related party and $1.3 million due to related party. We have recorded $0.5 million as due to related party on the statements of assets and liabilities as of December 31, 2011, of which $0.4 million is related to offering costs funded by the Manager and, of which $0.1 million is related to organizational costs funded by the Manager. The Manager will recover organizational and offering costs funded from offering proceeds to the extent the reimbursement would not cause the selling commission, dealer manager fee, accountable due diligence expenses and other organizational and offering expenses borne by us to exceed 15% of the gross offering proceeds.

We have entered into an expense reimbursement agreement with the Manager under which the Manager will reimburse us for all U.S. GAAP compliant operating and offering expenses recognized on our quarterly financial statements. This will include all operating and offering expenses from the timeframe of our inception forward.  This will continue until such time that the Manager and we agree that we are financially self-supporting, but no later than three years from August, 2011. The Manager and we agree to allow the other party to offset the related receivable from and payables to each other resulting in a net receivable or payable position. As of December 31, 2012, the Manager had assumed $1.4 million of expense reimbursements of which $0.8 million is related to offering costs and $0.6 million is related to operating expenses.

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

KBR Capital Markets, LLC, our Dealer Manager, is an affiliate of KBR, and is a licensed broker-dealer registered with the Financial Industry Regulatory Authority (“FINRA”), and serves as the Dealer Manager for our public offering of shares of common stock. The Dealer Manager will receive selling commission of 7% of gross offering proceeds and a dealer manager fee of up to 3% of gross offering proceeds, all or a portion of which may be reallowed to selected dealers. This relationship may create conflicts in connection with KBR Capital Markets, LLC due diligence obligations under the federal securities laws.

Contractual Obligations

We have entered into an agreement with the Manager to provide investment advisory services. Payments for investment advisory services under the investment advisory agreement are comprised of a base management fee and an incentive fee. The base management fee equals 2.0% of net assets below $100 million; 1.75% of net assets between $100 million and $250 million; and 1.5% of net assets over $250 million. The incentive fee has two parts. The first part, the subordinated incentive fee on income, is calculated and payable quarterly in arrears based upon our “pre-incentive fee net investment income” for the immediately preceding quarter. The subordinated incentive fee on income is 20% of pre-incentive net investment income subject to a quarterly return to investors, expressed as a rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, of 2.0% (8.0% annualized). The second part of the incentive fee, the incentive fee on capital gains, is an incentive fee on capital gains earned on liquidated investments from the portfolio and is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement). This fee will equal 20.0% of our incentive fee capital gains, which equals our realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. As of December 31, 2012, $0.02 million of base management fees were accrued and recorded as management and incentive fees payable in the statements of assets and liabilities.

We have also entered into an administration agreement with the Manager under which the Manager provides us with office facilities, equipment, clerical, and record keeping services at such facilities and provides or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records which we are required to maintain and preparing reports to our stockholders. The Manager is reimbursed amounts based on allocable portion of overhead costs under this agreement.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We may hedge against interest rate and currency exchange rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. During the periods covered by this report, we did not engage in interest rate hedging activities. We would not hold or issue these derivative contracts for trading or speculative purposes. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

Assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity, a 100 basis point move in interest rates up or down from their December 31, 2012 levels, would increase or decrease our net income by $0.06 million annually. The effect of a 100 basis point increase or decrease in interest rates from their December 31, 2012 levels would result in an increase or decrease in net asset value of $0.06 million or 0.73%.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-2
Statements of Assets and Liabilities as of December 31, 2012 and 2011	F-3
Statements of Operations for the Year Ended December 31, 2012 and for the Period from August 3, 2011 (Date of Inception) to December 31, 2011	F-4
Statements of Changes in Net Assets for the Year Ended December 31, 2012 and for the Period from August 3, 2011 (Date of Inception) to December 31, 2011	F-5
Statements of Cash Flows for the Year Ended December 31, 2012 and for the Period from August 3, 2011 (Date of Inception) to December 31, 2011	F-6
Schedule of Investments as of December 31, 2012	F-7
Notes to Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

VII Peaks-KBR Co-Optivist Income BDC II, Inc.

We have audited the accompanying statements of assets and liabilities of VII Peaks-KBR Co-Optivist Income BDC II, Inc. (the Fund) as of December 31, 2012 and 2011, including the schedule of investments as of December 31, 2012, and the related statements of operations, changes in net assets and cash flows for the year ended December 31, 2012 and for the period from August 3, 2011 (date of inception) to December 31, 2011. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2012, by correspondence with the custodian and brokers. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VII Peaks-KBR Co-Optivist Income BDC II, Inc. as of December 31, 2012 and 2011, and the results of its operations, changes in its net assets and its cash flows for the year ended December 31, 2012 and for the period from August 3, 2011 (date of inception) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Burr Pilger Mayer, Inc.

San Francisco, California

February 19, 2013

VII PEAKS-KBR CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share data)

	As of
	December 31, 2012	December 31, 2011

ASSETS

Investments, at fair value (amortized cost of $5,942 and $0)	$5,823	$-
Cash and cash equivalents	1,304	201
Interest receivable	132	-
Prepaid expenses	5	-
Due from related party	107	-
Deferred offering costs	449	354
Receivable for common stock purchased	729	-
Total assets	$8,549	$555

LIABILITIES
Management and incentive fees payable	$21	$-
Accounts payable and accrued liabilities	71	4
Due to related party	-	455
Stockholder distributions payable	120	-
Total liabilities	$212	$459

NET ASSETS
Preferred stock, par value, $.001 per share, 50,000,000 authorized, none issued and outstanding	-	-
Common stock, par value, $.001 per share, 200,000,000 authorized; 950,733 and 22,333 shares issued and outstanding, respectively	1	-
Paid-in capital in excess of par value	8,559	201
Accumulated distribution in excess of net investment income	(104)	(105)
Net unrealized depreciation on investments	(119)	-
Total net assets	8,337	96
Total liabilities and net assets	$8,549	$555

Net asset value per share	$8.77	$4.30

The accompanying notes are an integral part of these financial statements.

VII PEAKS-KBR CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	For the Year Ended December 31,	For the Period from August 3 (Date of Inception) to December 31,
	2012	2011

Investment income:
Interest from investments	$146	$-
Total investment income	146	-

Operating expenses:
Professional fees	119	-
Directors fees	31	-
Insurance	49	-
Management fees	61	-
Incentive fees on income and capital gains	41	-
General and administrative	118	-
Offering costs and amortization of deferred offering costs	831	-
Organizational expense	63	105
Expenses before expense waivers and reimbursements	1,313	105
Waiver of incentive fees	(41)	-
Expense reimbursement	(1,377)	-
Total expenses net of expense waivers and reimbursements	(105)	105

Net investment income (loss)	251	(105)

Realized and unrealized gain (loss) on investments:
Net unrealized depreciation on investments	(119)	-
Net realized and unrealized loss on investments	(119)	-

Net increase (decrease) in net assets resulting from operations	$132	$(105)

Per share information - basic and diluted:
Net investment income (loss)	$1.02	$(1,160.35)
Net increase (decrease) in net assets resulting from operations	$0.54	$(1,160.35)
Weighted average common shares outstanding	246,231	90

The accompanying notes are an integral part of these financial statements.

VII PEAKS-KBR CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF CHANGES IN NET ASSETS
(in thousands, except share and per share data)

	For the Year Ended December 31, 2012	For the Period from August 3, 2011(Date of Inception) to December 31, 2011

Operations:
Net investment income (loss)	$251	$(105)
Net unrealized depreciation on investments	(119)	-
Net increase (decrease) in net assets from operations	132	(105)
Stockholder distributions:
Distributions from net investment income	(250)	-
Net decrease in net assets from stockholder distributions	(250)	-
Capital share transactions:
Issuance of common stock, net of issuance costs	8,359	201
Net increase in net assets from capital share transactions	8,359	201

Total increase in net assets	8,241	96
Net assets at beginning of period	96	-
Net assets at end of period	$8,337	$96

Net asset value per common share	$8.77	$4.30
Common shares outstanding at end of period	950,733	22,333

Accumulated distribution in excess of net investment income	$(104)	$(105)

The accompanying notes are an integral part of these financial statements.

VII PEAKS-KBR CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31, 2012	For the Period from August 3, 2011 (Date of Inception) to December 31, 2011

Operating activities:
Net increase (decrease) in net assets from operations	$132	$(105)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Net accretion of discount on investments	(26)	-
Amortization of deferred offering costs	413
Repayments of investments	1,250	-
Purchase of investments	(7,166)	-
Net unrealized depreciation on investments	119	-
(Increase) decrease in operating assets:
Interest receivable	(132)	-
Prepaid expenses	(5)	-
Due from related party	(107)	-
Deferred offering costs	(508)	(354)
Receivable for common stock purchased	(729)	-
Increase (decrease) in operating liabilities:
Management and incentive fees payable	21	-
Accounts payable and accrued liabilities	67	4
Due to related party	(455)	455
Net cash used in operating activities	(7,126)	-

Financing activities:
Proceeds from issuance of shares of common stock, net	8,310	201
Stockholder distributions	(81)	-
Net cash provided by financing activities	8,229	201

Net increase in cash and cash equivalents	1,103	201
Cash and cash equivalents, beginning of period	201	-
Cash and cash equivalents, end of period	$1,304	$201

Supplemental non-cash information:
DRIP distribution payable	$46	$-
Cash distribution payable	$74	$-
DRIP distribution paid	$49	$-

The accompanying notes are an integral part of these financial statements.

VII PEAKS-KBR CO-OPTIVIST INCOME BDC II, INC.

SCHEDULE OF INVESTMENTS

(dollars in thousands)

Portfolio Company (a)	Industry	Investment Coupon Rate, Maturity Date	Principal	Amortized Cost	Fair Value	% of Net Assets

Senior Secured First Lien Debt - 10.0% (b)

Apria Healthcare Group, Inc.	Healthcare & Pharmaceuticals	11.25%, 11/01/2014	$150	$155	$155	2.0%
GXS Worldwide, Inc.	Services: Business	9.75%, 6/15/2015	$350	364	365	4.4%
Rotech Healthcare, Inc.	Healthcare & Pharmaceuticals	10.75%, 10/15/2015	$300	300	299	3.6%
Sub Total Senior Secured First Lien Debt				819	819	10.0%

Senior Secured Second Lien Debt - 10.3% (b)

Apria Healthcare Group, Inc.	Healthcare & Pharmaceuticals	12.375%, 11/1/2014	$150	$149	$149	1.8%
Aspect Software, Inc.	Telecommunications	10.625%, 5/15/2017	$400	409	362	4.3%
Logan's Roadhouse, Inc.	Beverage, Food & Tobacco	10.75%, 10/15/2017	$375	353	348	4.2%
Sub Total Senior Secured Second Lien Debt				911	859	10.3%

Senior Unsecured Debt - 37.3% (b)

Alliance HealthCare Services, Inc.	Healthcare & Pharmaceuticals	8.00%, 12/1/2016	$250	$217	$227	2.7%
Alliance One International, Inc.	Beverage, Food & Tobacco	10.00%, 7/15/2016	$400	417	421	5.1%
Avaya, Inc.	Telecommunications	9.75%, 11/01/2015	$225	198	200	2.4%
Avaya, Inc.	Telecommunications	10.125%, 11/01/2015	$225	198	201	2.4%
Bon-ton Department Stores, Inc.	Retail	10.25%, 3/15/2014	$350	351	347	4.2%
Claire's Stores, Inc.	Retail	9.625%, 6/01/2015	$235	219	217	2.6%
Education Management LLC	Services: Consumer	8.75%, 6/1/2014	$400	343	321	3.9%
First Data Corp.	Banking, Finance, Insurance & Real Estate	10.55%, 9/24/2015	$175	181	179	2.1%
First Data Corp.	Banking, Finance, Insurance & Real Estate	9.875%, 9/24/2015	$175	180	179	2.1%
Seitel, Inc.	High Tech Industries	9.75%, 2/15/2014	$350	355	351	4.2%
Suntech Power Holdings Company, Ltd. (c)	Environmental Industries	3.00%, 3/15/2013	$100	91	46	0.5%
Travelport LLC	Services: Consumer	9.875%, 9/01/2014	$250	216	220	2.6%
YCC Holdings LLC	Consumer goods: Non-durable	10.25%, 2/15/2016	$200	208	206	2.5%
Sub Total Senior Unsecured Debt				3,174	3,115	37.3%

Senior Subordinated Debt -12.3% (b)

Sealy Mattress Co.	Consumer goods: Durable	8.25%, 6/15/2014	$400	$404	$401	4.8%
Serena Software, Inc.	High Tech Industries	10.375%, 3/15/2016	$410	424	420	5.0%
The Yankee Candle Company, Inc.	Consumer goods: Non-durable	9.75%, 2/15/2017	$200	210	209	2.5%
Sub Total Senior Subordinated Debt				1,038	1,030	12.3%

TOTAL INVESTMENTS - 69.9% (b)				$5,942	$5,823	69.9%

(a)	All of our investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, except for Alliance One International, Inc., Education Management LLC and Suntech Power Holdings Company, Ltd.
(b)	Percentages are based on net assets of $8,337 as of December 31, 2012.
(c)	Non-U.S. company. The principal place of business for Suntech Power Holdings Company, Ltd. Is China.

The accompanying notes are an integral part of these financial statements.

  VII PEAKS-KBR CO-OPTIVIST INCOME BDC II, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2012

Note 1.  Nature of Operations

VII Peaks-KBR Co-Optivist Income BDC II, Inc. (the “Fund”), a Maryland corporation formed on August 3, 2011, is an externally managed, non-diversified closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Fund has elected to be treated for federal income tax purposes as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Fund intends to invest in discounted corporate debt and equity-linked debt securities of public and private companies whose securities trade on the secondary loan market for institutional investors.

On August 9, 2011, the Fund filed a registration statement on Form N-2 to sell up to 75.0 million shares of common stock at an initial public offering price of $10.00 per share. The registration statement was declared effective by the Securities Exchange Commission (the “SEC”) on March 1, 2012. The Fund was to commence operations when it raised gross offering proceeds of over $1.0 million, all of which was from persons who were not affiliated with the Fund or VII Peaks-KBR BDC Advisor II, LLC (the “Manager”). Prior to the successful satisfaction of that condition, all subscription payments were placed in an account held by the escrow agent, UMB Bank, N.A., in trust for the benefit of the Fund’s subscribers, pending release to the Fund. The Fund achieved the minimum offering requirement on July 10, 2012 and commenced operations on such date. As of December 31, 2012, the Fund issued 1.0 million shares of common stock for gross proceeds of $9.5 million.

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Fund have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the requirements for reporting on Form 10-K.

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

Offering Costs

The Fund is a closed-end fund with a continuous offering period. Our manager fronts the cost of the offering expenses which are reimbursable by the Fund with up to 1.5% of the closing proceeds. Accordingly, the Fund follows the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topics 946-20-25-6 and 946-20-35-5 and offering costs are capitalized and will be amortized on a straight-line basis over a period not to exceed twelve months from the date that operations commence. The Fund commenced operations on July 10, 2012. As of December 31, 2012 and December 31, 2011, $0.4 million and $0.4 million, respectively, have been recorded as deferred offering costs on the statements of assets and liabilities.

U.S. Federal Income Taxes

The Fund has elected to be treated for federal income tax purposes as a RIC under subchapter M of the Code and to operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC, among other things, the Fund is required to annually distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code. So long as the Fund maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned by the Fund represents obligations of the Fund’s investors and will not be reflected in the financial statements of the Fund. The Fund will also be subject to nondeductible federal excise taxes if it does not distribute at least 98% of net ordinary income, 98.2% of capital gain net income, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes.

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

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and IFRSs (“ASU 2011-04”), which amends GAAP to conform it with fair value measurement and disclosure requirements in International Financial Reporting Standards (“IFRS”). The amendments in ASU 2011-04 change the wording used to describe the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments in ASU 2011-04 are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011. As such, the Fund has adopted this ASU and there were no material impacts on its financial position or results of operations.

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

The Fund has adopted FASB ASC Topic 820, Fair Value Measurements and Disclosures (formerly Statement of Financial Accounting Standards No. 157, Fair Value Measurements ), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.

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

The following table presents fair value measurements of investments, by major class, as of December 31, 2012 according to the fair value hierarchy (dollars in thousands). There were no investments as of December 31, 2011.

	Level 1	Level 2	Total
Cash and cash equivalents	$1,304	$—	$1,304
Senior Secured First Lien Debt	—	819	819
Senior Secured Second Lien Debt	—	859	859
Senior Unsecured Debt	—	3,115	3,115
Senior Subordinated Debt	—	1,030	1,030
Total	$1,304	$5,823	$7,127

The composition of the Fund’s investments as of December 31, 2012, at amortized cost and fair value were as follows (dollars in thousands). There were no investments as of December 31, 2011.

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$819	$819	14.1%
Senior Secured Second Lien Debt	911	859	14.7%
Senior Unsecured Debt	3,174	3,115	53.5%
Senior Subordinated Debt	1,038	1,030	17.7%
Total	$5,942	$5,823	100.0%

Note 4.  Related Party Transactions

The Fund is managed by the Manager. The Manager is wholly-owned by VII Peaks-KBR, LLC which is a joint venture between VII Peaks Capital, LLC (“VII Peaks”), and KBR Capital Advisors, LLC (“KBR”). The Manager has agreed to fund offering costs and organization costs. The Fund has recorded $0.1 million as due from related party on the statements of assets and liabilities as of December 31, 2012, of which reflects the netting of $1.4 million due from related party and $1.3 million due to related party. The Fund has recorded $0.5 million as due to related party on the statements of assets and liabilities as of December 31, 2011, of which $0.4 million is related to offering costs funded by the Manager and, of which $0.1 million is related to organizational costs funded by the Manager. The Manager will recover organizational and offering costs funded from offering proceeds to the extent the reimbursement would not cause the selling commission, dealer manager fee, accountable due diligence expenses and other organizational and offering expenses borne by the Fund to exceed 15% of the gross offering proceeds.

The Manager is entitled to a base management and incentive fee as outlined in the Investment Advisory Agreement with the Fund. The base management fee is 2% of net assets below $100 million; 1.75% of net assets between $100 million and $250 million; and 1.5% of net assets over $250 million. The incentive fee has two parts. The first part, the subordinated incentive fee on income, is calculated and payable quarterly in arrears based upon the Fund’s “pre-incentive fee net investment income” for the immediately preceding quarter. “Pre-incentive fee net investment income” is defined as interest income, dividend income, and any other income accrued during the calendar quarter, minus operating expenses for the quarter, including the base management fee, expenses payable to the Fund’s administrator, any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation .The subordinated incentive fee on income is 20% of pre-incentive net investment income subject to a quarterly return to investors, expressed as a rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, of 2.0% (8.0% annualized). The second part of the incentive fee, the incentive fee on capital gains, is an incentive fee on capital gains earned on liquidated investments from the portfolio and is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement). This fee equals 20.0% of the Fund’s incentive fee capital gains, which will equal the Fund’s realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. For the year ended December 31, 2012, the Fund incurred $0.06 million in base management fees. For the year ended December 31, 2012, the Fund incurred $0.04 million in pre-incentive fee net investment income. For the year ended December 31, 2012, the Fund incurred no capital gains incentive fees. For the period from August 3, 2011 (date of inception) to December 31, 2011, the Fund did not incur any base management fees, pre-incentive fee net investment income or capital gains incentive fees. As of December 31, 2012, $0.02 million of base management fees were accrued and recorded as management and incentive fees payable in the statements of assets and liabilities.

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

The Fund has entered into an expense reimbursement agreement with the Manager under which the Manager will reimburse the Fund for all GAAP compliant operating and offering expenses recognized on the quarterly financial statements of the Fund. This will include all operating and offering expenses from the timeframe of the Fund’s inception forward.  This will continue until such time that the Manager and the Fund agree that the Fund is financially self-supporting, but no later than three years from August 2011. The Manager and the Fund agree to allow the other party to offset the related receivables from and payables to each other resulting in a net receivable, or payable position. As of December 31, 2012, the Manager had assumed $1.4 million of expense reimbursements of which $0.8 million is related to offering costs and $0.6 million is related to operating expenses.

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

On July 10, 2012, the Fund had raised sufficient proceeds to break escrow on its IPO and through December 31, 2012, the Fund has sold 1.0 million shares of common stock for gross proceeds of $9.5 million including the purchases made by the Manager.

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

The following information sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets per share from operations for the year ended December 31, 2012 and for the period from August 3, 2011 (date of inception) to December 31, 2011 (dollars in thousands except share and per share amounts).

	For the Year Ended December 31,	For the Period from August 3, 2011 (Date of Inception) to December 31,
	2012	2011
Basic and diluted
Net increase (decrease) in net assets resulting from operations	$132	$(105)
Weighted average common shares outstanding	246,231	90
Net increase (decrease) in net assets resulting from operations per share	$0.54	$(1,160.35)

The Fund had no potentially dilutive securities as of December 31, 2012 or December 31, 2011, resulting in the same number of shares for basic and diluted.

Note 7.  Distributions

The Fund has declared and paid distributions to stockholders on a semi-monthly basis since it commenced operations. From time to time, the Fund may also pay interim distributions at the discretion of its board of directors. The Fund may fund its distributions to stockholders from any sources of funds available to it, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets and non-capital gains proceeds from the sale of assets. The Fund’s distributions may exceed its earnings, especially during the period before the Fund has substantially invested the proceeds from its IPO. As a result, a portion of the distributions may represent a return of capital for tax purposes. As of December 31, 2012, the Fund has accrued $0.1 million in stockholder distributions that were unpaid. All amounts declared in December 2012 and paid in January 2013 have been accrued in the December 31, 2012 financial statements.

The following table reflects the distributions per share paid or payable in cash or with the distribution reinvestment plan (“DRIP”) on the Fund’s common stock to date (dollars in thousands except per share amounts):

Payment Date	Per share	Distributions Paid in Cash	Distributions Paid Through the DRIP	Total Distributions Paid
2012:
August 17, 2012	$0.03	$3	$1	$4
August 31, 2012	0.03	3	1	4
September 14, 2012	0.03	6	3	9
September 28, 2012	0.03	6	3	9
October 15, 2012	0.03	8	4	12
October 31, 2012	0.03	8	4	12
November 16, 2012	0.03	11	6	17
November 30, 2012	0.03	11	6	17
December 17, 2012	0.03	13	10	23
December 31, 2012	0.03	13	10	23
2013:
January 17, 2013	0.03	17	10	27
January 17, 2013 (1)	0.08	41	26	67
January 31, 2013	0.03	18	11	29
		$158	$95	$253

(1)	Special Distribution

Note 8.  Financial Highlights

The following is a schedule of financial highlights for the year ended December 31, 2012 and for the period from August 3, 2011 (date of inception) to December 31, 2011:

	For the Year Ended December 31, 2012	For the Period from August 3, 2011 (Date of Inception) to December 31, 2011
Per share data:
Net asset value, beginning of period	$4.30	$9.00

Results of operations (1)
Net investment income (loss)	1.02	(1,160.35)
Net realized and unrealized loss on investments	(0.48)	—
Net increase (decrease) in net assets resulting from operations	0.54	(1,160.35)

Stockholder distributions (2)
Distributions from net investment income	(1.02)	—
Net decrease in net assets resulting from stockholder distributions	(1.02)	—

Capital share transactions
Issuance of common stock (3)	4.95	1,155.65
Net increase in net assets resulting from capital share transactions	4.95	1,155.65
Net asset value, end of period	$8.77	$4.30
Shares outstanding at end of period	950,733	22,333
Total return (5)	113.42%	(52.17)%
Ratio/Supplemental data:
Net assets, end of period (in thousands)	$8,337	$96
Ratio of net investment income to average net assets (4)(7)	8.38%	(3,161.45)%
Ratio of operating expenses to average net assets (4)(7)	(3.50)%	3,161.45%
Ratio of incentive fees to average net assets (7)	1.36%	0.00%
Portfolio turnover ratio (6)	30.60%	0.00%

_________________________

(1)	The per share was derived by using the weighted average shares outstanding during the period. Net investment income per share excluding the expense reimbursements equals ($5.22) for the year ended December, 31, 2012. There was no expense reimbursement for the period from August 3, 2011 (date of inception) to December 31, 2011.

(2)	The per share data for distributions reflects the actual amount of distributions declared per share during the period.

(3)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Fund's continuous offering.

(4)	For the year ended December 31, 2012, excluding the expense reimbursement, the ratio of net investment income and operating expenses to average net assets is (38.92)% and 43.80%, respectively. For the period from August 3, 2011 (date of inception) to December 31, 2011, there was no expense reimbursement.

(5)	Total return is calculated assuming a purchase of shares at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. The total return based on net asset value for the year ended December 31, 2012, includes the effect of the expense reimbursement which equaled 47.30%. For the period from August 3, 2011 (date of inception) to December 31, 2011, there was no expense reimbursement.

(6)	Portfolio turnover rate is calculated using the year-to-date sales over the average of the invested assets at fair value. Not annualized.

(7)	Ratios are annualized.

Note 9.  Selected Quarterly Data (Unaudited)

The following is the quarterly results of operations for the year ended December 31, 2012. The operating results for any quarter are not necessarily indicative of results for any future period (dollars in thousands except share and per share amounts):

	Quarter Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Investment income	$114	$32	$-	$-
Operating expenses
Total Expenses	616	542	56	99
Less: Waiver of incentive fees	(41)	-	-	-
Less: Expense reimbursements	(575)	(802)	-	-
Net expenses	-	(260)	56	99
Net investment income (loss)	114	292	(56)	(99)
Realized and unrealized loss	(46)	(72)	-	-
Net increase (decrease) in net assets resulting from operations	$68	$220	$(56)	$(99)
Per share information - basic and diluted
Net investment income (loss)	$0.17	$1.20	$(2.50)	$(4.43)
Net increase (decrease) in net assets resulting from operations	$0.10	$0.90	$(2.50)	$(4.43)
Weighted average shares outstanding	691,405	243,985	22,333	22,333

Note 10.  Subsequent Events

Management of the Fund has evaluated subsequent events in the preparation of the Fund’s financial statements and has determined that no events require recognition or disclosure in the financial statements except for the following:

 From January 1, 2013 to February 15, 2013, the Fund issued 0.4 million shares of common stock for gross proceeds of $4.1 million. With the proceeds from the Fund’s continuous offering, the Fund purchased a total of twenty-nine debt investments with an aggregate face value of $3.9 million for $3.9 million in cash. The Fund had one debt investment fully called with a carrying value of $0.3 million and an aggregate redemption value of $0.3 million.

On February 6, 2013 the Fund submitted its consent for its holdings in Education Management bonds to facilitate refinance of the 8.75% bonds at par. On February 7, 2013 the Fund received a cash consent payment of 2.5 cents for its holdings in Avaya bonds to facilitate refinance of the 9.75% and 10.125% bonds at par.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

 ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K and determined that the disclosure controls and procedures are effective.

Management’s report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rules 13a-15(f) and 15d-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, and effected by the Fund’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Based on our management’s evaluation under the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), management concluded that our internal controls over financial reporting were effective as of December 31, 2012.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

37

Part III

We will file a definitive Proxy Statement for our 2013 Annual Meeting of Stockholders with the Securities and Exchange Commission (the “SEC”), pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction 6(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

38

Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.	The following documents are filed as part of this Annual Report:

The following financial statements are set forth in Item 8:

Page

Report of Independent Registered Public Accounting Firm	F-2
Statements of Assets and Liabilities as of December 31, 2012 and 2011	F-3
Statements of Operations for the Year Ended December 31, 2012 and for the Period from August 3, 2011 (Date of Inception) to December 31, 2011	F-4
Statements of Changes in Net Assets for the Year Ended December 31, 2012 and for the Period from August 3, 2011 (Date of Inception) to December 31, 2011	F-5
Statements of Cash Flows for the Year Ended December 31, 2012 and for the Period from August 3, 2011 (Date of Inception) to December 31, 2011	F-6
Schedule of Investments as of December 31, 2012	F-7
Notes to Financial Statements	F-8

b.	Exhibits:

The following exhibits are included, or incorporated by reference to exhibits previously filed with the SEC, in this Annual Report on Form 10-K for the year ended December 31, 2012 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description of Document

10.1	Expense Reimbursement Agreement by and between VII Peaks-KBR Co-Optivist Income BDC II, Inc. and VII Peaks-KBR BDC Advisor II, LLC, dated as of November 9, 2012 (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2012 and herein incorporated by reference).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

39

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

VII Peaks-KBR Co-Optivist Income BDC II, Inc.

Date: February 19, 2013	By	/s/ Gurpreet S. Chandhoke
Gurpreet S. Chandhoke
Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VII Peaks-KBR Co-Optivist Income BDC II, Inc.

Date: February 19, 2013	By	/s/ Gurpreet S. Chandhoke
Gurpreet S. Chandhoke
Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)

VII Peaks-KBR Co-Optivist Income BDC II, Inc.

Date: February 19, 2013	By	/s/ Cecilia Shea
Cecilia Shea Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

40