Form 10-Q
period 2013-03-31
VII Peaks-KBR Co-Optivist Income BDC II, Inc.
filed 2013-05-15
CIK 1527385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding as of May 14, 2013 was 1,990,515.

VII PEAKS-KBR CO-OPTIVIST INCOME BDC II, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2013

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VII PEAKS-KBR CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share data)

	As of
	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS

Investments, at fair value (amortized cost of $11,182 and $5,942)	$11,252	$5,823
Investments, money market at fair value	1,801	1,304
Interest receivable	326	132
Prepaid expenses	18	5
Due from related party	610	107
Deferred offering costs	236	449
Receivable for common stock purchased	1,241	729
Total assets	$15,484	$8,549

LIABILITIES
Management and incentive fees payable	$66	$21
Accounts payable and accrued liabilities	119	71
Stockholder distributions payable	102	120
Total liabilities	287	212

NET ASSETS
Preferred stock, par value, $.001 per share, 50,000,000 authorized, none issued and outstanding	-	-
Common stock, par value, $.001 per share, 200,000,000 authorized;
1,705,761 and 950,733 shares issued and outstanding, respectively	2	1
Paid-in capital in excess of par value	15,407	8,559
Accumulated distribution in excess of net investment income	(329)	(104)
Accumulated undistributed net realized gain from investments	47	-
Net unrealized appreciation (depreciation) on investments	70	(119)
Total net assets	15,197	8,337
Total liabilities and net assets	$15,484	$8,549

Net asset value per share	$8.91	$8.77

The accompanying notes are an integral part of these financial statements.

VII PEAKS-KBR CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012

Investment income:
Interest from investments	$243	$-
Other income	1	-
Total investment income	244	-

Operating expenses:
Professional fees	61	-
Directors fees	11	-
Insurance	19	-
Management fees	75	-
Incentive fees	24	-
General and administrative	47	36
Offering expense	369	-
Organizational expense	-	63
Operating expenses before expense reimbursements	606	99
Expense reimbursement	(507)	-
Total operating expenses net of expense reimbursements	99	99

Net investment income (loss)	145	(99)

Realized and unrealized gain (loss) on investments:
Net realized gain from investments	47	-
Net unrealized appreciation on investments	189	-
Net realized and unrealized gain on investments	236	-

Net increase (decrease) in net assets resulting from operations	$381	$(99)

Per share information - basic and diluted:
Net investment income (loss)	$0.11	$(4.43)
Net increase (decrease) in net assets resulting from operations	$0.29	$(4.43)
Weighted average common shares outstanding	1,292,508	22,333

The accompanying notes are an integral part of these financial statements.

VII PEAKS-KBR CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012

Operations:
Net investment income (loss)	$145	$(99)
Net realized gain from investments	47	-
Net unrealized appreciation on investments	189	-
Net increase (decrease) in net assets from operations	381	(99)
Stockholder distributions:
Distributions from net investment income	(370)	-
Net decrease in net assets from stockholder distributions	(370)	-
Capital share transactions:
Issuance of common stock, net of issuance costs	6,696	-
Reinvestment of stockholder distributions	153
Net increase in net assets from capital share transactions	6,849	-

Total increase (decrease) in net assets	6,860	(99)
Net assets at beginning of period	8,337	96
Net assets at end of period	$15,197	$(3)

Net asset value per common share	$8.91	$(0.13)
Common shares outstanding at end of period	1,705,761	22,333

Accumulated distribution in excess of net investment income	$(329)	$-

The accompanying notes are an integral part of these financial statements.

VII PEAKS-KBR CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF CASH FLOWS

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012

Operating activities:
Net increase (decrease) in net assets from operations	$381	$(99)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Net accretion of discount on investments	(18)	-
Amortization of deferred financing costs	213	-
Repayments of investments	2,006	-
Purchase of investments	(7,182)	-
Repayments of investments - money market	7,786	49
Purchase of investments - money market	(8,283)	-
Net realized gain from investments	(47)	-
Net unrealized appreciation on investments	(189)	-
(Increase) decrease in operating assets:
Interest receivable	(195)	-
Prepaid expenses	(13)	(9)
Due from related party	(502)	(2)
Deferred offering costs	-	(316)
Increase (decrease) in operating liabilities:
Management and incentive fees payable	46	-
Accounts payable and accrued liabilities	47	1
Due to related party	-	376
Net cash used in operating activities	(5,950)	-

Financing activities:
Proceeds from issuance of shares of common stock, net	6,184	-
Stockholder distributions	(234)	-
Net cash provided by financing activities	5,950	-

Net decrease in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

Supplemental non-cash information:
DRIP distribution payable	$41	$-
Cash distribution payable	$61	$-
DRIP distribution paid	$154	$-

The accompanying notes are an integral part of these financial statements.

VII PEAKS-KBR CO-OPTIVIST INCOME BDC II, INC.

SCHEDULE OF INVESTMENTS

(dollars in thousands)

March 31, 2013

(Unaudited)

Portfolio Company (a)	Industry	Investment Coupon Rate, Maturity Date	Principal	Amortized Cost	Fair Value	% of Net Assets

Senior Secured First Lien Debt - 10.0% (b)

Apria Healthcare Group Inc.	Healthcare & Pharmaceuticals	11.25%, 11/01/2014	$335	$347	$345	2.3%
GXS Worldwide, Inc.	Services: Business	9.75%, 6/15/2015	585	608	607	4.0%
Rotech Healthcare, Inc.	Healthcare & Pharmaceuticals	10.75%, 10/15/2015	569	571	569	3.7%
Sub Total Senior Secured First Lien Debt			1,489	1,526	1,521	10.0%

Senior Secured Second Lien Debt - 18.9% (b)

Apria Healthcare Group Inc.	Healthcare & Pharmaceuticals	12.375%, 11/1/2014	335	335	342	2.1%
Aspect Software Inc.	Telecommunications	10.625%, 5/15/2017	585	586	585	3.9%
Bon-ton Department Stores, Inc.	Retail	10.625%, 7/15/2017	300	300	300	2.0%
Caesar's Entertainment Corp.	Hotel, Gaming & Leisure	10.00%, 12/15/2015	300	283	278	1.8%
Logan's Roadhouse, Inc.	Beverage, Food & Tobacco	10.75%, 10/15/2017	610	577	570	3.8%
Radiation Therapy Services, Inc.	Healthcare & Pharmaceuticals	8.875%, 1/15/2017	600	593	585	3.9%
Saratoga Resources, Inc.	Energy: Oil & Gas	12.50%, 7/1/2016	200	211	206	1.4%
Sub Total Senior Secured Second Lien Debt			2,930	2,885	2,866	18.9%

Senior Unsecured Debt - 34.6% (b)

Alliance HealthCare Services, Inc.	Healthcare & Pharmaceuticals	8.00%, 12/01/2016	585	537	565	3.7%
Alliance One International, Inc.	Beverage, Food & Tobacco	10.00%, 7/15/2016	585	613	618	4.1%
Avaya, Inc.	Telecommunications	9.75%, 11/01/2015	225	200	224	1.5%
Avaya, Inc.	Telecommunications	10.125%, 11/01/2015	225	200	224	1.5%
Bon-ton Department Stores, Inc.	Retail	10.25%, 3/15/2014	249	251	250	1.6%
Caesar's Entertainment Corp.	Hotel, Gaming & Leisure	10.75%, 2/01/2016	300	278	273	1.8%
Education Management LLC	Services: Consumer	15.00%, 7/01/2018	270	228	278	1.8%
First Data Corp.	Banking, Finance, Insurance & Real Estate	9.875%, 9/24/2015	360	370	371	2.4%
Harland Clarke Corp.	Banking, Finance, Insurance & Real Estate	9.50%, 5/15/2015	600	600	592	3.9%
Quicksilver Resources, Inc.	Energy: Oil & Gas	8.25%, 8/01/2015	285	278	280	1.8%
Quicksilver Resources, Inc.	Energy: Oil & Gas	11.75%, 1/01/2016	300	306	306	2.0%
Seitel, Inc.	High Tech Industries	9.75%, 2/15/2014	450	455	452	3.0%
Suntech Power Holdings Company, Ltd. (c)	Environmental Industries	3.00%, 5/15/2013	100	95	29	0.2%
Travelport LLC	Services: Consumer	9.875%, 9/01/2014	585	532	588	3.9%
YCC Holdings LLC	Consumer goods: Non-durable	10.25%, 2/15/2016	200	208	206	1.4%
Sub Total Senior Unsecured Debt			5,319	5,151	5,256	34.6%

Senior Subordinated Debt -10.6% (b)

First Data Corp.	Banking, Finance, Insurance & Real Estate	11.25%, 3/31/2016	300	299	302	1.9%
Sealy Mattress Co.	Consumer goods: Durable	8.25%, 6/15/2014	600	605	602	4.0%
Serena Software, Inc.	High Tech Industries	10.375%, 3/15/2016	490	506	497	3.3%
The Yankee Candle Company, Inc.	Consumer goods: Non-durable	9.75%, 2/15/2017	200	209	208	1.4%
Sub Total Senior Subordinated Debt			1,590	1,619	1,609	10.6%

Investments - Money Market -11.8%
Investments - Money Market			1,801	1,801	1,801	11.8%
Sub Total Investments - Money Market			1,801	1,801	1,801	11.8%

TOTAL INVESTMENTS - 85.9% (b)			$13,129	$12,982	$13,053	85.9%

(a) All of our investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, except for Alliance One International, Inc., Bon-ton Department Stores, Inc., Caesar's Entertainment Corp., Education Management LLC, Quicksilver Resources, Inc. and Suntech Power Holdings Company, Ltd.

(b) Percentages are based on net assets of $15,197 as of March 31, 2013.

(c) Non-U.S. company. The principal place of business for Suntech Power Holdings Company, Ltd. Is China.

The accompanying notes are an integral part of these financial statements.

VII PEAKS-KBR CO-OPTIVIST INCOME BDC II, INC.

SCHEDULE OF INVESTMENTS

(dollars in thousands)

December 31, 2012

Portfolio Company (a)	Industry	Investment Coupon Rate, Maturity Date	Principal	Amortized Cost	Fair Value	% of Net Assets

Senior Secured First Lien Debt - 10.0% (b)

Apria Healthcare Group, Inc.	Healthcare & Pharmaceuticals	11.25%, 11/01/2014	$150	$155	$155	2.0%
GXS Worldwide, Inc.	Services: Business	9.75%, 6/15/2015	$350	364	365	4.4%
Rotech Healthcare, Inc.	Healthcare & Pharmaceuticals	10.75%, 10/15/2015	$300	301	299	3.6%
Sub Total Senior Secured First Lien Debt				820	819	10.0%

Senior Secured Second Lien Debt - 10.3% (b)

Apria Healthcare Group, Inc.	Healthcare & Pharmaceuticals	12.375%, 11/1/2014	$150	$149	$149	1.8%
Aspect Software, Inc.	Telecommunications	10.625%, 5/15/2017	$400	409	362	4.3%
Logan's Roadhouse, Inc.	Beverage, Food & Tobacco	10.75%, 10/15/2017	$375	353	348	4.2%
Sub Total Senior Secured Second Lien Debt				911	859	10.3%

Senior Unsecured Debt - 37.3% (b)

Alliance HealthCare Services, Inc.	Healthcare & Pharmaceuticals	8.00%, 12/1/2016	$250	$217	$227	2.7%
Alliance One International, Inc.	Beverage, Food & Tobacco	10.00%, 7/15/2016	$400	417	421	5.1%
Avaya, Inc.	Telecommunications	9.75%, 11/01/2015	$225	198	200	2.4%
Avaya, Inc.	Telecommunications	10.125%, 11/01/2015	$225	198	201	2.4%
Bon-ton Department Stores, Inc.	Retail	10.25%, 3/15/2014	$350	351	347	4.2%
Claire's Stores, Inc.	Retail	9.625%, 6/01/2015	$235	219	217	2.6%
Education Management LLC	Services: Consumer	8.75%, 6/1/2014	$400	343	321	3.9%
First Data Corp.	Banking, Finance, Insurance & Real Estate	10.55%, 9/24/2015	$175	181	179	2.1%
First Data Corp.	Banking, Finance, Insurance & Real Estate	9.875%, 9/24/2015	$175	180	179	2.1%
Seitel, Inc.	High Tech Industries	9.75%, 2/15/2014	$350	355	351	4.2%
Suntech Power Holdings Company, Ltd. (c)	Environmental Industries	3.00%, 3/15/2013	$100	91	47	0.5%
Travelport LLC	Services: Consumer	9.875%, 9/01/2014	$250	216	220	2.6%
YCC Holdings LLC	Consumer goods: Non-durable	10.25%, 2/15/2016	$200	208	206	2.5%
Sub Total Senior Unsecured Debt				3,174	3,116	37.3%

Senior Subordinated Debt -12.3% (b)

Sealy Mattress Co.	Consumer goods: Durable	8.25%, 6/15/2014	$400	$404	$401	4.8%
Serena Software, Inc.	High Tech Industries	10.375%, 3/15/2016	$410	424	420	5.0%
The Yankee Candle Company, Inc.	Consumer goods: Non-durable	9.75%, 2/15/2017	$200	210	209	2.5%
Sub Total Senior Subordinated Debt				1,038	1,030	12.3%

Investments - Money Market -15.6%
Investments - Money Market			$1,304	1,304	1,304	15.6%
Sub Total Investments - Money Market				1,304	1,304	15.6%

TOTAL INVESTMENTS - 85.5% (b)				$7,247	$7,128	85.5%

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

March 31, 2013

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

On August 9, 2011, the Fund filed a registration statement on Form N-2 to sell up to 75.0 million shares of common stock at an initial public offering price of $10.00 per share. The registration statement was declared effective by the Securities Exchange Commission (the “SEC”) on March 1, 2012. The Fund was to commence operations when it raised gross offering proceeds of over $1.0 million, all of which was from persons who were not affiliated with the Fund or VII Peaks-KBR BDC Advisor II, LLC (the “Manager”) by one year from the date the registration statement was declared effective by the SEC. Prior to the successful satisfaction of that condition, all subscription payments were placed in an account held by the escrow agent, UMB Bank, N.A., in trust for the benefit of the Fund’s subscribers, pending release to the Fund. The Fund achieved the minimum offering requirement on July 10, 2012 and commenced operations on such date. As of March 31, 2013, the Fund had issued 1.7 million shares of common stock for gross proceeds of $17.0 million.

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Fund included herein were prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, necessary for a fair presentation of the results for the interim period. This Form 10-Q should be read in conjunction with the Fund’s annual report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on February 19, 2013. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2013. Certain prior period amounts have been reclassified to conform with the current period presentation.

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

Investments - money market

The Fund has classified its money market investments as investments carried at fair value.

Note 2.  Summary of Significant Accounting Policies (continued)

Organizational Costs

Organizational costs are expensed by the Fund as incurred (see Note 4).

Offering Costs

The Fund is a closed-end fund with a continuous offering period. Accordingly, the Fund follows the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topics 946 20-25-6 and 946-20-35-5 and offering costs prior to commencement of operations are capitalized and amortized on a straight-line basis over a period not to exceed twelve months from the date that operations commence. Offering costs subsequent to commencement of operations are expensed as incurred. The Fund commenced operations on July 10, 2012. As of March 31, 2013 and December 31, 2012, $0.2 million and $0.4 million, respectively, have been recorded as deferred offering costs on the Statements of Assets and Liabilities.

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

New Accounting Pronouncements

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 did not have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities, which requires entities to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The guidance is effective for fiscal years and interim periods beginning on or after January 1, 2013 with retrospective application for all comparative periods presented. The adoption of this guidance, which is related to disclosure only, did not have a material impact on the Fund’s financial position, results of operations or cash flows.

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

The following table presents fair value measurements of investments, by major class, as of March 31, 2013 according to the fair value hierarchy (dollars in thousands).

	Level 1	Level 2	Total
Investments - money market	$1,801	$—	$1,801
Senior Secured First Lien Debt	—	1,521	1,521
Senior Secured Second Lien Debt	—	2,866	2,866
Senior Unsecured Debt	—	5,256	5,256
Senior Subordinated Debt	—	1,609	1,609
Total	$1,801	$11,252	$13,053

The following table presents fair value measurements of investments, by major class, as of December 31, 2012 according to the fair value hierarchy (dollars in thousands).

	Level 1	Level 2	Total
Investments - money market	$1,304	$—	$1,304
Senior Secured First Lien Debt	—	819	819
Senior Secured Second Lien Debt	—	859	859
Senior Unsecured Debt	—	3,115	3,115
Senior Subordinated Debt	—	1,030	1,030
Total	$1,304	$5,823	$7,127

No transfers between levels have occurred during the periods presented.

Note 3. Valuation of Portfolio Investments (continued)

The composition of the Fund’s investments as of March 31, 2013, at amortized cost and fair value were as follows (dollars in thousands).

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$1,526	$1,521	11.6%
Senior Secured Second Lien Debt	2,885	2,866	22.0
Senior Unsecured Debt	5,151	5,256	40.3
Senior Subordinated Debt	1,619	1,609	12.3
Investments - money market	1,801	1,801	13.8%
Total	$12,982	$13,053	100.0%

The composition of the Fund’s investments as of December 31, 2012, at amortized cost and fair value were as follows (dollars in thousands).

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$820	$819	11.5%
Senior Secured Second Lien Debt	911	859	12.1
Senior Unsecured Debt	3,174	3,116	43.7
Senior Subordinated Debt	1,038	1,030	14.4
Investments - money market	1,304	1,304	18.3
Total	$7,247	$7,128	100.0%

Note 4.  Related Party Transactions

The Fund is managed by the Manager. The Manager is wholly-owned by VII Peaks-KBR, LLC which is a joint venture between VII Peaks Capital, LLC (“VII Peaks”), and KBR Capital Advisors, LLC (“KBR”).

Under the investment advisory agreement between the Fund and the Manager, the Manager is entitled to a base management and incentive fee as outlined in the Investment Advisory Agreement with the Fund. The base management fee is 2% of net assets below $100 million; 1.75% of net assets between $100 million and $250 million; and 1.5% of net assets over $250 million. The incentive fee has two parts. The first part, the subordinated incentive fee on income, is calculated and payable quarterly in arrears based upon the Fund’s “pre-incentive fee net investment income” for the immediately preceding quarter. The subordinated incentive fee on income is 20% of pre-incentive net investment income subject to a quarterly return to investors, expressed as a rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, of 2.0% (8.0% annualized). The second part of the incentive fee, the incentive fee on capital gains, is an incentive fee on capital gains earned on liquidated investments from the portfolio and is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement). This fee equals 20.0% of the Fund’s incentive fee capital gains, which will equal the Fund’s realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. For the three months ended March 31, 2013, the Fund incurred $0.08 million in base management fees. For the three months ended March 31, 2013, the Fund incurred no incentive fees related to pre-incentive fee net investment income and $0.02 million in incentive fees on capital gains. As of March 31, 2012, no services were performed by the Manager under this agreement, and no fees were paid.

Under the investment advisory agreement, the Fund is responsible for all operating expenses.  In addition, the Fund is contingently responsible for all offering and organizational expenses to the extent of 1.5% of the gross proceeds of the future offering of the Fund’s securities, and the Manager is responsible for any amount of offering or organization expenses above the 1.5% limit.  To the extent there are not future securities offerings, the Fund is not responsible for reimbursement to the manger.  At March 31, 2013, the Fund is contingently indebted to the Manager for $1.2 million for offering costs and $0.1 of organizational costs that have been incurred by the Manager in excess of the 1.5% limit.  From each closing held in the Fund’s offering of common stock, the Fund pays the Manager 1.5% of the gross proceeds of the closing for application to the payable to the Manager.

Note 4.  Related Party Transactions (continued)

The Fund has also entered into an expense reimbursement agreement with the Manager under which the Manager agreed to reimburse the Fund for all U.S. GAAP compliant expenses recognized on the quarterly financial statements of the Fund for 2012, retroactive to the date of formation of the Fund on August 3, 2011. In 2013, the expenses reimbursement agreement was modified to exclude management fees and incentive fees payable to the Manager effective as of January 1, 2013. The Fund recognizes a receivable on its books for the amount due from the Manager under the expense reimbursement agreement, and the Manager recognizes a liability on its books in the same amount. The expense reimbursement agreement allows the Manager and the Fund to offset the related receivables from and payables to each other resulting in a net receivable, or payable position. As of March 31, 2013, the Manager was indebted to the Fund for $1.9 million of expense reimbursements under the investment advisory agreement, the Fund was indebted to the Manager for $1.3; therefore, the Fund has recorded $0.6 million as due from related party at March 31, 2013, which reflects the netting of $1.9 million due from the Manager and $1.3 million due to the Manager.

The expense reimbursement agreement expires on the earlier of August 3, 2014 or the start of the quarter in which the Fund reaches $75 million in net assets. Amounts reimbursed by the Manager under the expense reimbursement agreement are subject to recoupment by the Manager at a later date.

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

KBR Capital Markets, LLC (the “Dealer Manager”) is an affiliate of KBR, and is a licensed broker-dealer registered with the Financial Industry Regulatory Authority (“FINRA”) and serves as the Dealer Manager for the Fund’s public offering of shares of common stock. The Dealer Manager receives selling commissions of 7% of gross offering proceeds, all of which is expected to be re-allowed to selected dealers, and a dealer manager fee of up to 3% of gross offering proceeds, all or a portion of which may be re-allowed to selected dealers.

Note 5.  Common Stock

The Manager purchased 111 and 22,222 shares of common stock on August 31, 2011 and December 31, 2011, respectively. These shares were purchased at a price of $9.00 per share, which represents the initial public offering (“IPO”) price of $10.00 per share, net of selling commissions and dealer manager fees.

On July 10, 2012, the Fund had raised sufficient proceeds to break escrow on its IPO and through March 31, 2013, the Fund has sold 1.7 million shares of common stock for gross proceeds of $17.0 million including the purchases made by the Manager.

During the three months ended March 31, 2013, the Fund sold 755,028 shares of common stock in its offering for net proceeds of $6.85 million.

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

The following information sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets per share from operations for the three months ended March 31, 2013 and 2012 (dollars in thousands except share and per share amounts).

	For the three months ended March 31, 2013	For the three months ended March 31, 2012
Basic and diluted
Net increase (decrease) in net assets resulting from operations	$381	$(99)
Weighted average common shares outstanding	1,292,508	22,333
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.29	$(4.43)

The Fund had no potentially dilutive securities as of March 31, 2013 or March 31, 2012, resulting in the same number of shares for basic and diluted.

Note 7.  Distributions

The Fund has declared and paid distributions to stockholders on a semi-monthly basis since it commenced operations. From time to time, the Fund may also pay interim distributions at the discretion of its board of directors. The Fund may fund its distributions to stockholders from any sources of funds available to it, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets and non-capital gains proceeds from the sale of assets. The Fund’s distributions may exceed its earnings, especially during the period before the Fund has substantially invested the proceeds from its IPO. As a result, a portion of the distributions may represent a return of capital for tax purposes. As of March 31, 2013, the Fund has accrued $0.1 million in stockholder distributions that were unpaid.

The following table reflects the distributions per share paid or payable in cash or with the reinvestment plan (“DRIP”) on the Fund’s common stock to date (dollars in thousands except per share amounts):

Payment Date	Source of Distribution	Per share	Distributions Paid in Cash	Distributions Paid Through the DRIP	Total Distributions Paid
2012:
August 17, 2012	(2)	$0.03	$3	$1	$4
August 31, 2012	(2)	0.03	3	1	4
September 14, 2012	(2)	0.03	6	3	9
September 28, 2012	(2)	0.03	6	3	9
October 15, 2012	(2)	0.03	8	4	12
October 31, 2012	(2)	0.03	8	4	12
November 16, 2012	(2)	0.03	11	6	17
November 30, 2012	(2)	0.03	11	6	17
December 17, 2012	(2)	0.03	13	10	23
December 31, 2012	(2)	0.03	13	10	23
2013:
January 17, 2013	(2)	0.03	17	10	27
January 17, 2013 (1)	(2)	0.08	41	26	67
January 31, 2013	(2)	0.03	18	11	29
February 15, 2013	(2)	0.03	21	14	35
February 28, 2013	(2)	0.03	23	15	38
March 15, 2013	(2)	0.03	25	17	42
March 15, 2013 (1)	(2)	0.08	62	43	105
March 29, 2013	(2)	0.03	27	18	45
April 15, 2013	(2)	0.03	29	20	49
April 30, 2013	(2)	0.03	32	21	53
			$377	$243	$620

(1)	Includes a special distribution of $0.077 per share.

(2)	Net Investment Income; there were no distributions paid with borrowings, offering proceeds, capital gain proceeds from sale of assets, non-capital gain proceeds from sale of assets, distribution on account of preferred and common equity or expense reimbursement from sponsor.

Note 8.  Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2013 and 2012:

	For the three months ended March 31, 2013	For the three months ended March 31, 2012
Per share data:
Net asset value, beginning of period	$8.77	$4.30

Results of operations (1)
Net investment income (loss)	0.11	(4.43)
Net realized gain on investments	0.04	—
Net unrealized gain on investments	0.14	—
Net increase (decrease) in net assets resulting from operations	0.29	(4.43)

Stockholder distributions (2)
Distributions from net investment income	(0.28)	—
Net decrease in net assets resulting from stockholder distributions	(0.28)	—

Capital share transactions
Issuance of common stock (3)	0.13	—
Net increase in net assets resulting from capital share transactions	0.13	—
Net asset value, end of period	$8.91	$(0.13)
Shares outstanding at end of period	1,705,761	22,333
Total return (5)	4.07%	(101.44)%
Ratio/Supplemental data:
Net assets, end of period (in thousands)	$15,197	$(3)
Average net assets (in thousands)	$6,799	$47
Ratio of net investment income to average net assets (4)(7)	8.65%	(854.22)%
Ratio of operating expenses to average net assets (4)(7)	5.90%	854.22%
Ratio of incentive fees to average net assets (7)	1.40%	0.00%
Ratio of expenses reimbursed to average net assets (7)	30.23%	0.00%
Portfolio turnover ratio (6)	34.51%	0.00%

(1)	The per share amounts were derived by using the weighted average shares outstanding during the period. Net investment income per share excluding the expense waivers and reimbursements equals ($0.28) for the three months ended March 31, 2013. There was no expense waiver and reimbursement for March 31, 2012.

(2)	The per share data for distributions reflects the actual amount of distributions declared per share during the period.

(3)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Fund's continuous offering.

(4)	For the three months ended March 31, 2013, excluding the expense waiver and reimbursement, the ratio of net investment income and operating expenses to average net assets was (21.58%) and 36.13%, respectively. For the three months ended March 31, 2012, there was no expense waiver and reimbursement.

(5)	Total return is calculated assuming a purchase of shares at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. The total return based on net asset value for the three months ended March 31, 2013, includes the effect of the expense reimbursement which added 7.45% to the return. For the three months ended March 31 2012, there was no expense reimbursement.

(6)	Portfolio turnover rate is calculated using the year-to-date sales over the average of the invested assets at fair value. Not annualized.

(7)	Ratios are annualized.

Note 9.  Subsequent Events

Management of the Fund has evaluated subsequent events in the preparation of the Fund’s financial statements and has determined that no events require recognition or disclosure in the financial statements except for the following:

 From April 1, 2013 to May 14, 2013, the Fund issued 0.3 million shares of common stock for gross proceeds of $2.9 million. With the proceeds from the Fund’s continuous offering, the Fund purchased a total of twenty four debt investments with an aggregate face value of $5.2 million for $5.0 million in cash. The Fund had four debt investments fully called with a carrying value of $1.8 million and an aggregate redemption value of $1.8 million and two debt investments partially called with a carrying value of $0.4 million and a redemption value of $0.4 million.

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

Organization and Offering Expenses

Organization expenses are expensed on our statements of operations. Offering expenses, excluding sales load, are capitalized on our Statements of Assets and Liabilities as deferred offering costs and expensed on our statements of operations over a period not to exceed 12 months, from the date that operations commenced. We commenced operations on July 10, 2012. Continuous offering expenses incurred after July 10, 2012 are expensed on our statements of operations as they are incurred.

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

Portfolio and Investment Activity

During the three months ended March 31, 2013, we made $7.2 million of investments in new portfolio companies and had $2.0 million in aggregate amount of exits and repayments, resulting in net investments of $5.2 million for the period. We had no investments as of March 31, 2012.

The following table presents our portfolio composition based on fair value at March 31, 2013 and December 31, 2012.

	At March 31, 2013		At December 31, 2012
	Percentage of Total Portfolio	Weighted Average Current Coupon Yield	Percentage of Total Portfolio	Weighted Average Current Coupon Yield
Senior Secured First Lien Debt	11.6%	10.5%	11.5%	10.4%
Senior Secured Second Lien Debt	22.0	10.6	12.1	11.0
Senior Unsecured Debt	40.3	9.5	43.7	9.5
Senior Subordinated Debt	12.3	9.7	14.4	9.4
Investments - money market	13.8	-	18.3	-
Total	100.0%	10.0%	100.0%	9.8%

As of March 31, 2013, our investment portfolio had a yield to maturity of 11.20%.

The following table shows the portfolio composition by industry grouping at fair value at March 31, 2013 and December 31, 2012 (dollars in thousands).

	At March 31, 2013		At December 31, 2012
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Healthcare & Pharmaceuticals	$2,405	18.4%	$830	11.7%
Investments - money market	1,801	13.8	1,304	18.3
Banking, Finance, Insurance & Real Estate	1,264	9.7	358	5.0
Beverage, Food & Tobacco	1,188	9.1	769	10.8
Telecommunications	1,034	7.9	764	10.7
High Tech Industries	949	7.3	771	10.8
Services: Consumer	866	6.6	541	7.6
Energy: Oil & Gas	792	6.1	—	—
Services: Business	607	4.7	365	5.1
Consumer Goods: Durable	602	4.6	401	5.6
Hotel, Gaming & Leisure	551	4.2	—	—
Retail	551	4.2	564	7.9
Consumer Goods: Non-durable	414	3.2	415	5.8
Environmental Industries	29	0.2	46	0.7
Total	$13,053	100.0%	$7,128	100.0%

Results of Operations

Operating results for the three months ended March 31, 2013 and 2012 are as follows (dollars in thousands):

	For the three months ended March 31, 2013	For the three months ended March 31, 2012
Total investment income	$244	$—
Total expenses, net	99	99
Net investment income (loss)	145	(99)
Net realized gain	47	—
Net unrealized appreciation	189	—
Net increase (decrease) in net assets resulting from operations	$381	$(99)

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

Expenses

The composition of our operating expenses for the three months ended March 31, 2013 and 2012 was as follows (dollars in thousands):

	For the three months ended March 31, 2013	For the three months ended March 31, 2012
Professional fees	$61	$—
Director fees	11	—
Insurance	19	—
Management fees	75	—
Incentive fees	24	—
General and administrative	47	36
Offering expense	369	—
Organizational expense	—	63
Operating expenses before expense reimbursements	606	99
Expense reimbursement	(507)	—
Total operating expenses net of expense reimbursements	$99	$99

Net Realized Gains or Losses from Investments

For the three months ended March 31, 2013, we had $2.0 million of principal repayments, resulting in $0.05 million of realized gains. For the three months ended March 31, 2012, we held no investments.

Net Change in Unrealized Appreciation or Depreciation on Investments

For the three months ended March 31, 2013, we had $0.2 million of unrealized appreciation. For the three months ended March 31, 2012, we held no investments.

Liquidity and Capital Resources

We generate cash primarily from the net proceeds of our ongoing continuous public offering and from cash flows from fees, interest and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. Immediately after we met our minimum offering requirement, gross subscription funds totaled over $1.0 million. We sell our shares on a continuous basis at a current offering price of $10.15; however, to the extent that our net asset value per share increases, we will sell at a price necessary to ensure that our shares are not sold at a price, after deduction of selling commissions and dealer manager fees, that is below our net asset value per share. In the event of a material decline in our NAV per share, which we consider to be a 5.0% decrease below our current net offering price, and subject to certain conditions, we will reduce our offering price accordingly. A decline in our NAV per share to an amount more than 5.0% below our current offering price, net of selling commissions and dealer manager fees, creates a rebuttable presumption that there has been a material change in the value of our assets such that a reduction in the offering price per share is warranted. This presumption may only be rebutted if our board of directors, in consultation with its management, reasonably and in good faith determines that the decline in NAV per share is the result of a temporary movement in the credit markets or the value of our assets, rather than a more fundamental shift in the valuation of our portfolio. In the event that (i) NAV per share decreases to more than 5.0% below our current net offering price and (ii) our board of directors believes that such decrease in NAV per share is the result of a non-temporary movement in the credit markets or the value of our assets, the board of directors will undertake to establish a new net offering price that is not more than 5.0% above our NAV per share. If our board of directors determines that the decline in our NAV per share is the result of a temporary movement in the credit markets or the value of our assets, investors will purchase common stock at an offering price per share, net of selling commissions and dealer manager fees, which represents a premium to the NAV per share of greater than 5.0%. In connection with each semi-monthly closing on the sale of our shares pursuant to this prospectus on a continuous basis, our board of directors or a committee thereof is required to make the determination that we are not selling our shares at a price below our then current net asset value within 48 hours of the time that we price our shares.

On July 10, 2012, we satisfied our minimum offering requirement of raising gross offering proceeds in excess of $1.0 million from persons who are not affiliated with us or our Manager, and commenced operations. As of March 31, 2013, we issued 1.7 million shares of common stock for gross proceeds of $17.0 million.

Prior to investing in debt securities, we invest the net proceeds from our continuous offering primarily in cash, cash equivalents, U.S. government securities, and high-quality debt instruments maturing in one year or less from the time of investment, consistent with our election to be treated as a business development company (“BDC”) and our election to be taxed as a RIC.

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

Each year a statement on Internal Revenue Service Form 1099-DIV (or such successor form) identifying the source of the distributions (i.e., paid from ordinary income, paid from net capital gain on the sale of securities, or a return of capital) is mailed to our shareholders. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from this offering. As a result, a portion of the distributions we make may represent a return of capital for tax purposes. The tax basis of shares must be reduced by the amount of any return of capital distributions, which will result in an increase in the amount of any taxable gain (or a reduction in any deductible loss) on the sale of shares.

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

Election as a RIC

We elected to be treated as a RIC under Subchapter M of the Code beginning with the taxable year ended December 31, 2012. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income that we distribute to our stockholders from our tax earnings and profits. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. In addition, in order to obtain RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gain over realized net long-term capital loss, or the annual distribution requirement. Even if we qualify as a RIC, we generally will be subject to corporate-level U.S. federal income tax on our undistributed taxable income and could be subject to U.S. federal excise, state, local and foreign taxes.

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

The Fund is managed by the Manager. The Manager is wholly-owned by VII Peaks-KBR, LLC which is a joint venture between VII Peaks Capital, LLC (“VII Peaks”), and KBR Capital Advisors, LLC (“KBR”).  Under the investment advisory agreement between the Fund and the Manager, the Fund is responsible for all operating expenses. In addition, the Fund is contingently responsible for all offering and organizational expenses to the extent of 1.5% of the gross proceeds of the future offering of the Fund’s securities, and the Manager is responsible for any amount of offering or organization expenses above the 1.5% limit. To the extent there are not future securities offerings, the Fund is not responsible for reimbursement to the manger. At March 31, 2013, the Fund is contingently indebted to the Manager for $1.2 million for offering costs and $0.1 of organizational costs that have been incurred by the Manager in excess of the 1.5% limit. From each closing held in the Fund’s offering of common stock, the Fund pays the Manager 1.5% of the gross proceeds of the closing for application to the payable to the Manager.

The Fund has also entered into an expense reimbursement agreement with the Manager under which the Manager agreed to reimburse the Fund for all U.S. GAAP compliant expenses recognized on the quarterly financial statements of the Fund for 2012, retroactive to the date of formation of the Fund on August 3, 2011. In 2013, the expenses reimbursement agreement was modified to exclude management fees and incentive fees payable to the Manager effective as of January 1, 2013. The Fund recognizes a receivable on its books for the amount due from the Manager under the expense reimbursement agreement, and the Manager recognizes a liability on its books in the same amount. The expense reimbursement agreement allows the Manager and the Fund to offset the related receivables from and payables to each other resulting in a net receivable, or payable position. As of March 31, 2013, the Manager was indebted to the Fund for $1.9 million of expense reimbursements under the investment advisory agreement, the Fund was indebted to the Manager for $1.3; therefore, the Fund has recorded $0.6 million as due from related party at March 31, 2013, which reflects the netting of $1.9 million due from the Manager and $1.3 million due to the Manager.

The expense reimbursement agreement expires on the earlier of August 3, 2014 or the start of the quarter in which the Fund reaches $75 million in net assets. Amounts reimbursed by the Manager under the expense reimbursement agreement are subject to recoupment by the Manager at a later date.

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

Contractual Obligations

We have entered into an agreement with the Manager to provide investment advisory services. Payments for investment advisory services under the investment advisory agreement are comprised of a base management fee and an incentive fee. The base management fee equals 2.0% of net assets below $100 million; 1.75% of net assets between $100 million and $250 million; and 1.5% of net assets over $250 million. The incentive fee has two parts. The first part, the subordinated incentive fee on income, is calculated and payable quarterly in arrears based upon our “pre-incentive fee net investment income” for the immediately preceding quarter. The subordinated incentive fee on income is 20% of pre-incentive net investment income subject to a quarterly return to investors, expressed as a rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, of 2.0% (8.0% annualized). The second part of the incentive fee, the incentive fee on capital gains, is an incentive fee on capital gains earned on liquidated investments from the portfolio and is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement). This fee will equal 20.0% of our incentive fee capital gains, which equals our realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. As of March 31, 2013, $0.04 million of base management fees and $0.02 million of incentive fees were accrued and recorded as management and incentive fees payable in the Statements of Assets and Liabilities.

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

Assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity, a 100 basis point move in interest rates up or down from their March 31, 2013 levels would result in an increase or decrease in net asset value of $0.1 million or 0.75%.

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Neither we nor our Manager are currently subject to any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2012.

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

VII Peaks-KBR Co-Optivist Income BDC II, Inc.

Date: May 15, 2013	By	/s/ Gurpreet S. Chandhoke
Gurpreet S. Chandhoke
Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)

VII Peaks-KBR Co-Optivist Income BDC II, Inc.

Date: May 15, 2013	By	/s/ Cecilia Shea
Cecilia Shea Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

