Form 10-Q/A
period 2012-03-31
VII Peaks-KBR Co-Optivist Income BDC II, Inc.
filed 2013-07-30
CIK 1527385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: ☒  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐Non-accelerated filer ☒ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒  Yes  ☐  No

The number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding as of May 15, 2012 was 22,333.

Explanatory Note

VII Peaks-KBR Co-Optivist Income BDC II, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to its Quarterly Report on Form 10-Q for the period ended March 31, 2012, filed with the Securities and Exchange Commission on May 15, 2012 for the purpose of restating its financial statements to comply with the investment advisory agreement between the Company and the Company’s investment manager, VII Peaks-KBR BDC Advisor II, LLC (the “Manager”). Specifically, the restatement is resulting from a correction of a misinterpretation of the investment advisory agreement between the Company and the Manager, regarding organization and offering expenses. The Company is not obligated to reimburse the Manager to the extent of amounts greater than 1.5% of offering proceeds. Previously, the Company (i) expensed all organization expenses in the period incurred, (ii) capitalized all offering expenses incurred prior to the date the Company commenced operations (July 12, 2012) and amortized such amount over 12 months from such date, and (iii) expensed all offering expenses incurred after the Company commenced operations. The Company has restated its financial statements to reflect changes in its organization and offering expenses so that it expenses such amounts as 1.5% of offering proceeds are payable to the Manager. In addition to the changes to the financial statements resulting from the adoption of a different accounting method for organization and offering expenses, the change also resulted in changes to “Note 2. Significant Accounting Policies,” “Note 3. Organization and Offering Expenses” (renamed “Note 3. Restatement of previously issued financial statements”) and “Note 5. Related Party Transactions.” “Note 6. Subsequent Events,” has been updated as well.

VII PEAKS-KBR CO-OPTIVIST INCOME BDC II, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2012

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VII PEAKS-KBR CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except for per share data)

	As of
	March 31, 2012	December 31, 2011
	(Unaudited)	(1)
ASSETS
Investments – money market	$152	$201
Prepaid expenses	10	-
Due from related party	5	-
Total assets	$167	$201
LIABILITIES
Accounts payable and accrued liabilities	$5	$4
Total liabilities	5	4

NET ASSETS
Preferred stock, par value, $.001 per share; 50,000,000 authorized; 0 shares issued and outstanding	-	-
Common stock, par value, $.001 per share; 200,000,000 authorized; 22,333 shares issued and outstanding	-	-
Paid-in capital in excess of par	201	201
Accumulated net loss	(39)	(4)
Total net assets	162	197
Total liabilities and net assets	$167	$201
Net asset value per share	$7.25	$8.82

(1)	Derived from the audited statements of assets and liabilities as of December 31, 2011.

The accompanying notes are an integral part of these financial statements.

VII PEAKS-KBR CO-OPTIVIST INCOME BDC II, INC.

STATEMENT OF OPERATIONS

(Unaudited)

(in thousands, except for per share data)

For the Three Months Ended March 31, 2012

Investment income:	$-
Expenses:
General and administrative	35
Total expenses	35
Net investment loss	(35)
Net loss in net assets resulting from operations	$(35)

Net investment income per share - basic and diluted	$(1.57)
Net decrease in net assets resulting from operations	$(1.57)
Weighted average shares outstanding - basic and diluted	$22,333

The accompanying notes are an integral part of these financial statements.

VII PEAKS-KBR CO-OPTIVIST INCOME BDC II, INC.

STATEMENT OF CHANGES IN NET ASSETS

(Unaudited)

(in thousands, except for per share data)

For the Nine Months Ended September 30, 2012

Operations:
Net investment loss	$(35)
Net decrease in net assets from operations	(35)

Total decrease in net assets	(35)
Net assets at beginning of period	197
Net assets at end of period	$162

Net asset value per common share	$7.25
Common shares outstanding at end of period	22,333
Net investment income, net of accumulated distributions	$(39)

The accompanying notes are an integral part of these financial statements.

VII PEAKS-KBR CO-OPTIVIST INCOME BDC II, INC.

STATEMENT OF CASH FLOWS

(in thousands)

For the Three Months Ended March 31, 2012
Operating activities
Net decrease in net assets from operations	$(35)
Sale of investments – money market	49
Adjustments to reconcile net decrease in net assets from operations to net cash used in operating activities:
(Increase) decrease in operating assets:
Prepaid Expenses	(10)
Due from related party	(5)
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	1
Net cash used in operating activities	-

Net decrease in cash	-
Cash, beginning of period	-
Cash, end of period	$-

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

Investments – money market

The Fund has classified its money market investments as investments carried at fair value.

Organizational and Offering Costs

The Fund is a closed-end fund with a continuous offering period. Under the investment advisory agreement between the Fund and the Manager, our Manager fronts the cost of the organization and offering expenses which are reimbursable by the Fund with up to 1.5% of the gross offering proceeds. The Fund expenses organizational and offering costs as they become payable under the investment advisory agreement.

U.S. Federal Income Taxes

The Fund intends to elect to be treated for federal income tax purposes as a RIC under subchapter M of the Code and to operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC, among other things, the Fund is required to annually distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code. So long as the Fund maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as distributions. Rather, any tax liability related to income earned by the Fund represents obligations of the Fund’s investors and will not be reflected in the financial statements of the Fund. The Fund will also be subject to nondeductible federal excise taxes if it does not distribute at least 98% of net ordinary income, 98.2% of capital gain net income, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes.

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

Note 3. Restatement of previously issued financial statements.

 As discussed in Note 2, during the second quarter of fiscal 2013, the Fund restated its financial statements for organization and offering expenses in order to comply with the terms of the investment advisory agreement between the Fund and the Manager. Previously, the Fund expensed all organization costs as they were incurred by the Manager. Previously, the Fund capitalized all offering expenses incurred prior to the date of commencement of operations (July 12, 2012) as deferred offering costs and amortized that amount over 12 months from the date of commencement of operations, and expensed all offering costs incurred by the Manager after the commencement of operations as they were incurred by the Manager. However, because the Fund is only obligated to reimburse the Manager to the extent of 1.5% of gross offering proceeds, the Fund is restating its financial statements to reflect the expense and obligation to the Manager only as they are payable to the Manager at 1.5% of offering proceeds. The following table summarizes the effects of the restatement on the specific items presented in the Company’s balance sheet as of March 31, 2012 and its statement of operations for the three months ended March 31, 2012, as previously reported in its Form 10-Q for the period ending March 31, 2012.

Statement of Assets and Liabilities

	As previously reported	As restated
Due from related party	$2	$5
Prepaid expenses	9	10
Deferred offering costs	670	-
Total assets	833	167
Due to related party	830	-
Cumulative net investment loss	(204)	(39)
Total net assets	$(3)	$162

Statement of Operations
Organizational expense	63	-
Net investment loss	(99)	(35)
Net decrease in net assets resulting from operations	$(99)	$(35)

Per share information - basic and diluted
Net investment loss	$(4.44)	$(1.57)
Net decrease in net assets resulting from operations	$(4.44)	$(1.57)
Net asset value per share	$(0.13)	$7.25

Note 4. Valuation of Portfolio Investments

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

Note 4. Valuation of Portfolio Investments (continued)

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

Note 5.  Related Party Transactions

 The Fund is managed by the Manager. The Manager is wholly-owned by VII Peaks-KBR, LLC which is a joint venture between VII Peaks Capital, LLC (“VII Peaks”), and KBR Capital Advisors, LLC (“KBR”).

Investment Advisory Agreement

The Fund has entered into an investment advisory agreement with the Manager to manage the Fund’s investment activities. Pursuant to the investment advisory agreement, the Manager implements the Fund’s business strategy on a day-to-day basis and performs certain services for us, subject to oversight by our board of directors. The Manager is responsible for, among other duties, determining investment criteria, sourcing, analyzing and executing investment transactions, asset sales, financings and performing asset management duties. Under the investment advisory agreement, the Manager is entitled to a base management and incentive fee as outlined in the Investment Advisory Agreement with the Fund. The base management fee is 2% of net assets below $100 million; 1.75% of net assets between $100 million and $250 million; and 1.5% of net assets over $250 million. For the three months ended March 31, 2012, the Fund did not incur any base management fees.

The incentive fee has two parts. The first part, the subordinated incentive fee on income, is calculated and payable quarterly in arrears based upon the Fund’s “pre-incentive fee net investment income” for the immediately preceding quarter. The subordinated incentive fee on income is 20% of pre-incentive net investment income subject to a quarterly return to investors, expressed as a rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, of 2.0% (8.0% annualized). The second part of the incentive fee, the incentive fee on capital gains, is an incentive fee on capital gains earned on liquidated investments from the portfolio and is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement). This fee equals 20% of the Fund’s incentive fee capital gains, which will equal the Fund’s realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. For the three months ended March 31, 2012, the Fund did not incur any incentive fees related to net investment income or capital gains.

Under US GAAP, the Fund calculates capital gains incentive fees as if the Fund had realized all assets at their fair values and liabilities at their settlement amounts as of the reporting date. GAAP requires that the capital gains incentive fee accrual assume the cumulative aggregate unrealized capital appreciation is realized, even though such unrealized capital appreciation is not payable under the investment advisory agreement. Accordingly, the Fund accrues a provisional capital gains incentive fee taking into account any unrealized gains or losses. There can be no assurance that such unrealized capital appreciation will be realized in the future and that the provisional capital gains incentive fee will become payable.

Under the investment advisory agreement, the Manager bears all offering and organizational expenses. Pursuant to the terms of the investment advisory agreement, the Fund has agreed to reimburse the Manager for any such organizational and offering expenses incurred by the Manager not to exceed 1.5% of the gross subscriptions raised by the Fund over the course of the offering period, which is currently scheduled to terminate two years from the initial offering date, unless extended. From each sale of common stock, the Fund will pay the Manager the lesser of 1.5% of the gross offering proceeds or the amount of unreimbursed offering and organizational expenses incurred by the Manager.

For the three months ended March 31, 2012 and for the period from August 4, 2011 (inception) through December 31, 2011, the Manager incurred organizational and offering costs of $376,000 and $454,000, respectively. Of the total $830,000 organizational and offering costs incurred from inception through March 31, 2012, none was reimbursed to the Manager during the three months ended March 31, 2012. The Fund expects that the Manager will continue to incur organizational and offering costs as the Fund’s offering continues, and such additional organizational and offering costs will increase the amount to which the Manager will be entitled to reimbursement from gross offering proceeds. The unreimbursed amount will be eligible for reimbursement to the extent the Fund receives subscriptions until March 1, 2014, which is the currently scheduled date that the offering period ends, unless it is extended. Organizational and offering expenses paid for by the Manager and reimbursed by the Fund are expensed on the Fund’s statement of operations as they are payable to the Manager.

From time to time, the Fund has paid directly certain expenses that were classified as organization or offering expenses that should have been borne by the Manager and for which the Manager is obligated to reimburse the Fund. As of March 31, 2012, the unreimbursed amount of organization and offering expenses was $5,000 which amount is included in “Due from related party” on the Fund’s balance sheet as of that date.

Administration Agreement

The Fund has also entered into an administration agreement with the Manager under which the Manager provides the Fund with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities and provides or oversees the performance of, the Fund’s required administrative services, which include, among other things, being responsible for the financial records which the Fund is required to maintain and preparing reports to its stockholders. The Manager is reimbursed amounts based on allocable portion of overhead costs under this agreement. During the three months ended March 31, 2012, the Fund reimbursed the Manager for $0 in administration expenses under the administration agreement.

Dealer Manager Agreement

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

Note 5.  Related Party Transactions (continued)

Purchase of Stock

The Manager purchased 111 and 22,222 shares of common stock on August 31, 2011 and December 31, 2011, respectively. These shares were purchased at a price of $9.00 per share, which represents the initial public offering price of $10.00 per share, net of selling commission and dealer manager fees.

Note 6.  Subsequent Events

Management hereby incorporates by reference information and events reported in other reports filed by the Fund pursuant to Sections 13 and 15 of the Securities Exchange Act of 1934. Management of the Fund has evaluated subsequent events in the preparation of the Fund’s financial statements and has determined that no events require recognition or disclosure in the financial statements except for the following:

On July 12, 2012, the Fund commenced business when it raised the minimum amount in its continuous offering and held its first closing. Through December 31, 2012, the Fund had issued 1.0 million shares of common stock for gross proceeds of $9.5 million. During the three months ended March 31, 2013, the Fund sold 755,028 shares of common stock in its offering for net proceeds of $6.85 million. After April 1, 2013, the Fund issued 0.3 million shares of common stock for gross proceeds of $2.9 million until the Fund suspended its continuous offering pending approval of a post-effective amendment to its financial statements.

During the year ended December 31, 2012, the Fund declared distributions of $0.4445 per share. From January 1, 2013 to June 28, 2013, the Fund declared distributions of $0.386922 per share.

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

Our Manager has an investment committee that is responsible for reviewing, discussing and approving each investment opportunity we seek to pursue. We anticipate that our investment committee will meet once a week to discuss new and existing opportunities and developments on current investments. Our investment committee currently consists of Mr. Chandhoke, our Chief Executive Officer, Bhavin Shah and Stephen Shea.

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

Revenue Recognition

We record interest income on an accrual basis to the extent that we expect the collect such amounts. For loans and debt securities with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance, we generally will not accrue PIK interest for accounting purposes if the portfolio company valuation indicates that such PIK interest is not collectible. We do not accrue as a receivable interest on loans and debt securities for accounting purposes if we have reason to doubt our ability to collect such interest. Original issue discounts, market discounts or premiums are accreted or amortized using the effective interest method as interest income. We record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, is recognized on an accrual basis to the extent that we expect to collect such amount.

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

Payment-in-Kind Interest

We may have investments in our portfolio that contain a PIK interest provision. Any PIK interest will be added to the principal balance of such investments and is recorded as income, if the portfolio company valuation indicates that such PIK interest is collectible. In order to maintain our status as a RIC, substantially all of this income must be paid out to shareholders in the form of distributions, even if we have not collected any cash.

Organization and Offering Expenses

The Fund is a closed-end fund with a continuous offering period. Under the investment advisory agreement between the Fund and the Manager, our Manager fronts the cost of the organization and offering expenses which are reimbursable by the Fund with up to 1.5% of the gross offering proceeds. The Fund expenses organizational and offering costs as they become payable under the investment advisory agreement.

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

Results of Operations

As of March 31, 2012, we have not commenced operations. For the three months ended March 31, 2012, we incurred general and administrative costs of $35,000. Because we have not acquired any assets, our management is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting our targeted portfolio, the debt and equity of middle market companies, which may be reasonably anticipated to have a material impact on the capital resources and the revenue or income to be derived from the operation of our assets.

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

Related-Party Transactions and Agreements

We have entered into agreements with the Manager and the Dealer Manager, whereby we pay certain fees and reimbursements to these entities. These include payments to the Dealer Manager for selling commissions and the Dealer Manager fee and payments to our Manager for reimbursement of organization and offering costs. In addition, we make payments for certain services that include, but are not limited to, the identification, execution, and management of our investments and also the management of our day-to-day operations provided to us by our Manager, pursuant to various agreements that we have entered into. See Note 5 to the financial statements included elsewhere in this quarterly report on Form 10-Q for additional information regarding such contractual obligations.

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

None.

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

VII Peaks-KBR Co-Optivist Income BDC II, Inc.

Date: July 25, 2013	By	/s/ Gurpreet S. Chandhoke
Gurpreet S. Chandhoke
Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)

VII Peaks-KBR Co-Optivist Income BDC II, Inc.

Date: July 25, 2013	By	/s/ Cecilia Shea
Cecilia Shea, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

Item 6. Exhibits

Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

