Form 10-Q/A
period 2012-06-30
VII Peaks-KBR Co-Optivist Income BDC II, Inc.
filed 2013-07-30
CIK 1527385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

Explanatory Note

  VII Peaks-KBR Co-Optivist Income BDC II, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-Q for the period ended June 30, 2012, filed with the Securities and Exchange Commission on August 10, 2012 for the purpose of restating its financial statements to comply with the investment advisory agreement between the Company and the Company’s investment manager, VII Peaks-KBR BDC Advisor II, LLC (the “Manager”). Specifically, the restatement is resulting from a correction of a misinterpretation of the investment advisory agreement between the Company and the Manager, regarding organization and offering expenses. The Company is not obligated to reimburse the Manager to the extent of amounts greater than 1.5% of offering proceeds. Previously, the Company (i) expensed all organization expenses in the period incurred, (ii) capitalized all offering expenses incurred prior to the date the Company commenced operations (July 12, 2012) and amortized such amount over 12 months from such date, and (iii) expensed all offering expenses incurred after the Company commenced operations. The Company has restated its financial statements to reflect changes in its organization and offering expenses so that it expenses such amounts as 1.5% of offering proceeds are payable to the Manager. In addition to the changes to the financial statements resulting from the adoption of a different accounting method for organization and offering expenses, the change also resulted in changes to “Note 2. Significant Accounting Policies,” “Note 3. Organization and Offering Expenses” (renamed “Note 3. Restatement of previously issued financial statements”), and “Note 5. Related Party Transactions.” “Note 5. Subsequent Events,” has been updated as well.

VII PEAKS-KBR CO-OPTIVIST INCOME BDC II, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2012

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

  VII PEAKS-KBR CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except for per share data)

	As of
	June 30, 2012	December 31, 2011
	(Unaudited)	(1)
ASSETS
Investments – money market	$62	$201
Prepaid expenses	14	-
Due from related party	30	-
Total assets	$106	$201
LIABILITIES
Accounts payable and accrued liabilities	$-	$4
Total liabilities	-	4
NET ASSETS
Preferred stock, par value, $.001 per share; 50,000,000 authorized; 0 shares issued and outstanding	-	-
Common stock, par value, $.001 per share; 200,000,000 authorized; 22,333 shares issued and outstanding	-	-
Paid-in capital in excess of par	201	201
Cumulative net investment loss	(95)	(4)
Total net assets	106	197
Total liabilities and net assets	$106	$201
Net asset value per share	$4.75	$8.82

The accompanying notes are an integral part of these financial statements.

VII PEAKS-KBR CO-OPTIVIST INCOME BDC II, INC.

STATEMENT OF OPERATIONS

(Unaudited)

(in thousands, except for per share data)

	For the Three Months Ended June 30, 2012	For the Six Months Ended June 30, 2012

Investment income:	$-	$-
Expenses:
General and administrative	56	91
Total expenses	56	91
Net investment loss	(56)	(91)
Net loss in net assets resulting from operations	$(56)	(91)

Net investment income per share - basic and diluted	$(2.51)	(4.07)
Net decrease in net assets resulting from operations	$(2.51)	(4.07)
Weighted average shares outstanding - basic and diluted	$22,333	22,333

The accompanying notes are an integral part of these financial statements.

VII PEAKS-KBR CO-OPTIVIST INCOME BDC II, INC.

STATEMENT OF CHANGES IN NET ASSETS

(Unaudited)

 (in thousands, except for per share data)

For the Six Months Ended June 30, 2012

Operations:
Net investment loss	$(91)
Net decrease in net assets from operations	(91)

Total decrease in net assets	(91)
Net assets at beginning of period	197
Net assets at end of period	$106

Net asset value per common share	$4.75
Common shares outstanding at end of period	22,333
Cumulative net investment loss	$(95)

The accompanying notes are an integral part of these financial statements.

VII PEAKS-KBR CO-OPTIVIST INCOME BDC II, INC.

STATEMENT OF CASH FLOWS

(in thousands)

For the Six Months Ended June 30, 2012
Operating activities
Net decrease in net assets from operations	$(91)
Sale of investments – money market	139
Adjustments to reconcile net decrease in net assets from operations to net cash used in operating activities:
(Increase) decrease in operating assets:
Prepaid expenses	(14)
Due from related party	(30)
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	(4)
Net cash used in operating activities	-

Net change in cash	-
Cash, beginning of period	-
Cash, end of period	$-

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

 Organizational and Offering Costs

The Fund is a closed-end fund with a continuous offering period. Under the investment advisory agreement between the Fund and the Manager, our Manager fronts the cost of the organization offering expenses which are reimbursable by the Fund with up to 1.5% of the gross offering proceeds. The Fund expenses organizational and offering costs as they become payable under the investment advisory agreement.

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

 As discussed in Note 2, during the second quarter of fiscal 2013, the Fund restated its financial statements for organization and offering expenses in order to comply with the terms of the investment advisory agreement between the Fund and the Manager. Previously, the Fund expensed all organization costs as they were incurred by the Manager. Previously, the Fund capitalized all offering expenses incurred prior to the date of commencement of operations (July 12, 2012) as deferred offering costs and amortized that amount over 12 months from the date of commencement of operations, and expensed all offering costs incurred by the Manager after the commencement of operations as they were incurred by the Manager. However, because the Fund is only obligated to reimburse the Manager to the extent of 1.5% of gross offering proceeds, the Fund is restating its financial statements to reflect the expense and obligation to the Manager only as they are payable to the Manager at 1.5% of offering proceeds. The following table summarizes the effects of the restatement on the specific items presented in the Company’s balance sheet as of June 30, 2012 and its statement of operations for the six months ended June 30, 2012, as previously reported in its Form 10-Q for the period ending June 30, 2012.

Statement of Assets and Liabilities	As previously reported	As restated
Due from related party	$4	$30
Deferred offering costs	862	-
Total assets	942	106
Accounts payable and accrued liabilities	2	-
Due to related party	999	-
Cumulative net investment loss	(260)	(95)
Total net assets	$(59)	$106

Statement of Operations
Organizational expense	63	-
Net investment loss	(155)	(91)
Net decrease in net assets resulting from operations	$(155)	$(91)

Per share information - basic and diluted
Net investment loss	$(6.94)	$(4.07)
Net decrease in net assets resulting from operations	$(6.94)	$(4.07)
Net asset value per share	$(2.63)	$4.75

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

Note5.  Related Party Transactions

The Fund is managed by the Manager. The Manager is wholly-owned by VII Peaks-KBR, LLC which is a joint venture between VII Peaks Capital, LLC (“VII Peaks”), and KBR Capital Advisors, LLC (“KBR”).

Investment Advisory Agreement

The Fund has entered into an investment advisory agreement with the Manager to manage the Fund’s investment activities. Pursuant to the investment advisory agreement, the Manager implements the Fund’s business strategy on a day-to-day basis and performs certain services for us, subject to oversight by our board of directors. The Manager is responsible for, among other duties, determining investment criteria, sourcing, analyzing and executing investment transactions, asset sales, financings and performing asset management duties. Under the investment advisory agreement, the Manager is entitled to a base management and incentive fee as outlined in the Investment Advisory Agreement with the Fund. The base management fee is 2% of net assets below $100 million; 1.75% of net assets between $100 million and $250 million; and 1.5% of net assets over $250 million. For the six months ended June 30, 2012, the Fund did not incur any base management fees.

The incentive fee has two parts. The first part, the subordinated incentive fee on income, is calculated and payable quarterly in arrears based upon the Fund’s “pre-incentive fee net investment income” for the immediately preceding quarter. The subordinated incentive fee on income is 20% of pre-incentive net investment income subject to a quarterly return to investors, expressed as a rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, of 2.0% (8.0% annualized). The second part of the incentive fee, the incentive fee on capital gains, is an incentive fee on capital gains earned on liquidated investments from the portfolio and is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement). This fee equals 20% of the Fund’s incentive fee capital gains, which will equal the Fund’s realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. For the six months ended June 30, 2012, the Fund did not incur any incentive fees related to net investment income or capital gains.

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

For the six months ended June 30, 2012 and for the period from August 4, 2011 (inception) through December 31, 2011, the Manager incurred organizational and offering costs of $571,000 and $454,000, respectively. Of the total $1,025,000 organizational and offering costs incurred from inception through June 30, 2012, none was reimbursed to the Manager during the six months ended June 30, 2012. The Fund expects that the Manager will continue to incur organizational and offering costs as the Fund’s offering continues, and such additional organizational and offering costs will increase the amount to which the Manager will be entitled to reimbursement from gross offering proceeds. The unreimbursed amount will be eligible for reimbursement to the extent the Fund receives subscriptions until March 1, 2014, which is the currently scheduled date that the offering period ends, unless it is extended. Organizational and offering expenses paid for by the Manager and reimbursed by the Fund are expensed on the Fund’s statement of operations as they are payable to the Manager.

From time to time, the Fund has paid directly certain expenses that were classified as organization or offering expenses that should have been borne by the Manager and for which the Manager is obligated to reimburse the Fund. As of June 30, 2012, the unreimbursed amount of organization and offering expenses was $30,000 which amount is included in “Due from related party” on the Fund’s balance sheet as of that date.

Administration Agreement

The Fund has also entered into an administration agreement with the Manager under which the Manager provides the Fund with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities and provides or oversees the performance of, the Fund’s required administrative services, which include, among other things, being responsible for the financial records which the Fund is required to maintain and preparing reports to its stockholders. The Manager is reimbursed amounts based on allocable portion of overhead costs under this agreement. During the six months ended June 30, 2012, the Fund reimbursed the Manager for $0 in administration expenses under the administration agreement.

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

Purchase of Shares

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

Overview

We intend to invest in discounted corporate debt and equity-linked debt securities of public and private companies whose securities trade on the secondary loan market for institutional investors and provide distributions to investors. At the same time, we will actively work with the target company’s management to restructure the underlying securities and improve the liquidity position of the target company’s balance sheet. We will employ a proprietary “Co-Optivist TM” approach (“cooperative activism”, Co-Optivist TM is a registered trademark of VII Peaks Capital, LLC, or VII Peaks, and is being used with their permission) in executing our investment strategy, which entails proactively engaging the target company management on average 24 months prior to a redemption event (typically a put or maturity event) to create an opportunity for growth in the investments. Our strategy is not dependent on restructuring to generate distributions.

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

Results of Operations

As of June 30, 2012, we had not commenced operations. For the six months ended June 30, 2012, we incurred general and administrative costs of $91,000, which represented our only operating activities. Our management is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting our targeted portfolio, which may be reasonably anticipated to have a material impact on the capital resources and the revenue or income to be derived from the operation of our assets.

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

Net Loss

During the three and six months ended June 30, 2012, we had net losses of $56,000 and $91,000, respectively.

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

Related Party Transactions

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

