Form 10-Q/A
period 2012-09-30
VII Peaks-KBR Co-Optivist Income BDC II, Inc.
filed 2013-07-30
CIK 1527385

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

Explanatory Note

VII Peaks-KBR Co-Optivist Income BDC II, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to its Quarterly Report on Form 10-Q for the period ended September 30, 2012 filed with the Securities and Exchange Commission on November 13, 2012 for the purpose of restating its financial statements to comply with the investment advisory agreement between the Company and the Company’s investment manager, VII Peaks-KBR BDC Advisor II, LLC (the “Manager”). Specifically, the restatement is resulting from a correction of a misinterpretation of the investment advisory agreement between the Company and the Manager, regarding organization and offering expenses. The Company is not obligated to reimburse the Manager to the extent of amounts greater than 1.5% of offering proceeds. Previously, the Company (i) expensed all organization expenses in the period incurred, (ii) capitalized all offering expenses incurred prior to the date the Company commenced operations (July 12, 2012) and amortized such amount over 12 months from such date, and (iii) expensed all offering expenses incurred after the Company commenced operations. The Company has restated its financial statements to reflect changes in its organization and offering expenses so that it expenses such amounts as 1.5% of offering proceeds are payable to the Manager. In addition to the changes described above, the change also resulted in changes to “Note 2. Significant Accounting Policies,” “Note 3. Organization and Offering Expenses” (renamed “Note 3. Restatement of previously issued financial statements”), and “Note 5. Related Party Transactions.” “Note 9. Subsequent Events,” has been updated as well.

VII PEAKS-KBR CO-OPTIVIST INCOME BDC II, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2012

TABLE OF CONTENTS

		Page

PART I	FINANCIAL INFORMATION	1

Item 1	Financial Statements	1

	Statements of Assets and Liabilities as of September 30, 2012 (unaudited) and December 31, 2011	1

	Statements of Operations for the Three and Nine Months Ended September 30, 2012 and for the Period from August 3, 2011 (Date of Inception) to September 30, 2011 (unaudited)	2

	Statements of Changes in Net Assets for the Nine Months Ended September 30, 2012 and for the Period from August 3, 2011 (Date of Inception) to September 30, 2011 (unaudited)	3

	Statements of Cash Flows for the Nine Months Ended September 30, 2012 and for the Period from August 3, 2011 (Date of Inception) to September 30, 2011 (unaudited)	4

	Schedule of Investments as of September 30, 2012 (unaudited)	5

	Notes to Financial Statements (unaudited)	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4	Controls and Procedures	21

PART II	OTHER INFORMATION	22

Item 1	Legal Proceedings	22

Item 1A	Risk Factors	22

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3	Defaults upon Senior Securities	22

Item 4	Mine Safety Disclosures	22

Item 5	Other Information	22

Item 6	Exhibits	22

Signatures		23

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statement

VII PEAKS-KBR CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share data)

	As of
	September 30, 2012	December 31, 2011 (1)
	(Unaudited)
ASSETS

Investments, at fair value (amortized cost of $2,420 and $0)	$2,348	$-
Investments – money market	1,215	201
Interest receivable	66	-
Prepaid expenses	13	-
Due from related party	324	-
Receivable for common stock purchased	713	-
Receivable for unsettled trades	103	-
Total assets	$4,782	$201

LIABILITIES
Payable for unsettled trades	$429	$-
Management and incentive fees payable	14	-
Accounts payable and accrued liabilities	54	4
Stockholder distributions payable	25	-
Total liabilities	$522	$4

NET ASSETS
Preferred stock, par value, $.001 per share, 50,000,000 authorized, none issued and outstanding	-	-
Common stock, par value, $.001 per share, 200,000,000 authorized; 483,234 and 22,333 shares issued and outstanding, respectively	1	-
Paid-in capital in excess of par value	4,349	201
Accumulated distribution in excess of net investment income	(18)	(4)
Net unrealized depreciation on investments	(72)	-
Total net assets	4,260	197
Total liabilities and net assets	$4,782	$201

Net asset value per share	$8.82	$8.82

(1) Derived from the audited statement of assets and liabilities as of December 31, 2011.

The accompanying notes are an integral part of these financial statements.

VII PEAKS-KBR CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Period from August 3 (Date of Inception) to September 30,
	2012	2012	2011

Investment income:
Interest from investments	$32	$32	$-
Total investment income	32	32	-

Operating expenses:
Professional fees	37	67	-
Directors fees	11	20	-
Insurance	13	35	-
Management fees	19	19	-
General and administrative	44	75	4
Organizational and offering expense	62	62	-
Expenses before expense reimbursements	186	278	4
Expense reimbursement	(282)	(282)	-
Total expenses net of expense reimbursements	(96)	(4)	4

Net investment income (loss)	128	36	(4)

Realized and unrealized gain (loss) on investments:
Net realized gain from investments	-	-	-
Net unrealized depreciation on investments	(72)	(72)	-
Net realized and unrealized loss on investments	(72)	(72)	-

Net increase (decrease) in net assets resulting from operations	$56	$(36)	$(4)

Per share information - basic and diluted:
Net investment income (loss)	$0.52	$0.37	$(70.18)
Net increase (decrease) in net assets resulting from operations	$0.23	$(0.37)	$(70.18)
Weighted average common shares outstanding	243,985	96,756	57

The accompanying notes are an integral part of these financial statements.

VII PEAKS-KBR CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share and per share data)

(Unaudited)

	For the Nine Months Ended September 30, 2012	For the Period from August 3, 2011 (Date of Inception) to September 30, 2011

Operations:
Net investment income (loss)	$36	$(4)
Net realized gain from investments	-	-
Net unrealized depreciation on investments	(72)	-
Net increase (decrease) in net assets from operations	(36)	(4)
Stockholder distributions:
Distributions from net investment income	(32)	-
Distributions from paid in capital	(18)	-
Net decrease in net assets from stockholder distributions	(50)	-
Capital share transactions:
Issuance of common stock, net of issuance costs	4,149	1
Net increase in net assets from capital share transactions	4,149

Total increase (decrease) in net assets	4,063	(3)
Net assets at beginning of period	197	-
Net assets at end of period	$4,260	$(3)

Net asset value per common share	$8.82	$(27.03)
Common shares outstanding at end of period	483,234	111

Accumulated distribution in excess of net investment income	$(18)	$(4)

The accompanying notes are an integral part of these financial statements.

VII PEAKS-KBR CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Nine Months Ended September 30, 2012	For the Period from August 3, 2011 (Date of Inception) to September 30, 2011

Operating activities:
Net decrease in net assets from operations	$(36)	$(4)
Adjustments to reconcile net decrease in net assets from operations to net cash used in operating activities:

Net accretion of discount on investments	(9)	-
Repayments of investments	101	-
Purchase of investments	(2,512)	-
Purchase of money market investments	(1,014)	(1)
Net unrealized depreciation on investments	72	-
(Increase) decrease in operating assets:
Interest receivable	(66)	-
Prepaid expenses	(13)	-

Receivable for unsettled trades	(103)	-
Due from related party	(324)
Increase (decrease) in operating liabilities:
Payable for unsettled trades	429	-
Management and incentive fees payable	14	-
Accounts payable and accrued liabilities	50	4
Net cash used in operating activities	(3,411)	(1)

Financing activities:
Proceeds from issuance of shares of common stock, net	3,428	1
Stockholder distributions	(17)	-
Net cash provided by financing activities	3,411	1

Net increase in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

Supplemental non-cash information:
DRIP distribution payable	$9	$-
Cash distribution payable	$16	$-
DRIP distribution paid	$8	$-

The accompanying notes are an integral part of these financial statements.

VII PEAKS-KBR CO-OPTIVIST INCOME BDC II, INC.

SCHEDULE OF INVESTMENTS

(dollars in thousands)

September 30, 2012

(Unaudited)

Portfolio Company (a)	Industry	Investment Coupon Rate, Maturity Date	Principal	Amortized Cost	Fair Value	% of Net Assets

Senior Secured First Lien Debt - 18.4% (b)

Apria Healthcare Group, Inc.	Healthcare & Pharmaceuticals	11.25%, 11/01/2014	$100	$104	$102	2.5%
GXS Worldwide, Inc.	Services: Business	9.75%, 6/15/2015	$250	262	258	6.1%
McClatchy Co.	Media: Advertising, Printing & Publishing	11.5%, 2/15/2017	$200	214	215	5.0%
Ryerson, Inc.	Metals & Mining	12.00%, 11/01/2015	$200	207	207	4.8%
Sub Total Senior Secured First Lien Debt				787	782	18.4%

Senior Secured Second Lien Debt - 7.1% (b)

Apria Healthcare Group, Inc.	Healthcare & Pharmaceuticals	12.375%, 11/1/2014	$100	$100	$98	2.3%
Aspect Software, Inc.	Telecommunications	10.625%, 5/15/2017	$200	215	205	4.8%
Sub Total Senior Secured Second Lien Debt				315	303	7.1%

Senior Unsecured Debt - 20.0% (b)

Alliance HealthCare Services, Inc.	Healthcare & Pharmaceuticals	8.00%, 12/1/2016	$100	$83	$86	2.0%
Alliance One International, Inc.	Beverage, Food & Tobacco	10.00%, 7/15/2016	$150	157	155	3.6%
Education Management LLC	Services: Consumer	8.75%, 6/1/2014	$200	175	158	3.7%
First Data Corp.	Banking, Finance, Insurance & Real Estate	10.55%, 9/24/2015	$100	104	102	2.4%
First Data Corp.	Banking, Finance, Insurance & Real Estate	9.875%, 9/24/2015	$100	103	102	2.4%
Seitel, Inc.	High Tech Industries	9.75%, 2/15/2014	$200	203	201	4.7%
Suntech Power Holdings Company, Ltd. (c)	Environmental Industries	3.00%, 3/15/2013	$100	79	50	1.2%
Sub Total Senior Unsecured Debt				904	854	20.0%

Senior Subordinated Debt -9.6% (b)

Serena Software, Inc.	High Tech Industries	10.375%, 3/15/2016	$200	$207	$204	4.8%
Sungard Data Systems, Inc.	High Tech Industries	10.25%, 8/15/2015	$200	207	205	4.8%
Sub Total Senior Subordinated Debt				414	409	9.6%

U.S. Bank Money Market 5 - CT	Money Market Investments	0.04% demand	$1,215	$1,215	$1,215	28.5%
Money Market Investments – 28.5% (b)				$1,215	$1,215	28.5%

TOTAL INVESTMENTS - 55.1% (b)				$3,635	$ 3,563	83.7%

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

As discussed in Note 2, during the second quarter of fiscal 2013, the Fund restated its financial statements for organization and offering expenses in order to comply with the terms of the investment advisory agreements between the Fund and the Manager. Previously, the Fund expensed all organization costs as they were incurred by the Manager. Previously, the Fund capitalized all offering expenses incurred prior to the date of commencement of operations (July 12, 2012) as deferred offering costs and amortized that amount over 12 months from the date of commencement of operations, and expensed all offering costs incurred by the Manager after the commencement of operations as they were incurred by the Manager. However, because the Fund is only obligated to reimburse the Manager to the extent of 1.5% of gross offering proceeds, the Fund is restating its financial statements to reflect the expense and obligation to the Manager only as they are payable to the Manager at 1.5% of offering proceeds. The following table summarizes the effects of the restatement on the specific items presented in the Company’s balance sheet as of September 30, 2012 and its statement of operations for the nine months ended September 30, 2012, as previously reported in its Form 10-Q for the period ending September 30, 2012.

	As previously reported	As restated
Statement of Assets and Liabilities
Due from related party	$-	$324
Deferred offering costs	666	-
Total assets	5,124	4,782
Management and incentive fee payable	55	14
Due to related party	301	-

Statement of Operations
Organizational and offering expense	440	62
Incentive fee	41	-
Expenses before expense reimbursement	697	278
Expense reimbursement	(802)	(282)
Expenses after expense reimbursement	(105)	(4)
Net investment income	137	36
Net increase (decrease) in net assets resulting from operations	$65	$(36)

Per share information - basic and diluted
Net investment income	$1.42	$0.37
Net increase (decrease) in net assets resulting from operations	$0.67	$(0.37)
Net asset value per share	$8.81	$8.82

Note 4. Valuation of Portfolio Investments

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

	Level 1	Level 2	Total
Investments – Money Market	$1,215	$—	$1,215
Senior Secured First Lien Debt	—	782	782
Senior Secured Second Lien Debt	—	303	303
Senior Unsecured Debt	—	854	854
Senior Subordinated Debt	—	409	409
Total	$1,215	$2,348	$3,563

The composition of the Fund’s investments as of September 30, 2012, at amortized cost and fair value were as follows (dollars in thousands). There were no investments as of December 31, 2011.

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Investments – Money Market	$1,215	$1,215	33.4%
Senior Secured First Lien Debt	787	782	21.7%
Senior Secured Second Lien Debt	315	303	8.7%
Senior Unsecured Debt	904	854	24.9%
Senior Subordinated Debt	414	409	11.4%
Total	$3,635	$3,563	100.0%

Note 5. Related Party Transactions

The Fund is managed by the Manager. The Manager is wholly-owned by VII Peaks-KBR, LLC which is a joint venture between VII Peaks Capital, LLC (“VII Peaks”), and KBR Capital Advisors, LLC (“KBR”).

Investment Advisory Agreement

The Fund has entered into an investment advisory agreement with the Manager to manage the Fund’s investment activities. Pursuant to the investment advisory agreement, the Manager implements the Fund’s business strategy on a day-to-day basis and performs certain services for us, subject to oversight by our board of directors. The Manager is responsible for, among other duties, determining investment criteria, sourcing, analyzing and executing investment transactions, asset sales, financings and performing asset management duties. Under the investment advisory agreement, the Manager is entitled to a base management and incentive fee as outlined in the Investment Advisory Agreement with the Fund. The base management fee is 2% of net assets below $100 million; 1.75% of net assets between $100 million and $250 million; and 1.5% of net assets over $250 million. For the nine months ended September 30, 2012, the Fund did not incur any base management fees.

The incentive fee has two parts. The first part, the subordinated incentive fee on income, is calculated and payable quarterly in arrears based upon the Fund’s “pre-incentive fee net investment income” for the immediately preceding quarter. The subordinated incentive fee on income is 20% of pre-incentive net investment income subject to a quarterly return to investors, expressed as a rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, of 2.0% (8.0% annualized). The second part of the incentive fee, the incentive fee on capital gains, is an incentive fee on capital gains earned on liquidated investments from the portfolio and is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement). This fee equals 20% of the Fund’s incentive fee capital gains, which will equal the Fund’s realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. For the nine months ended September 30, 2012, the Fund did not incur any incentive fees related to net investment income or capital gains.

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

For the nine months ended September 30, 2012 and for the period from August 4, 2011 (inception) through December 31, 2011, the Manager incurred organizational and offering costs of $752,000 and $454,000, respectively. Of the total $1,206,000 organizational and offering costs incurred from inception through September 30, 2012, $62,000 was reimbursed to the Manager during the three and nine months ended September 30, 2012. The Fund expects that the Manager will continue to incur organizational and offering costs as the Fund’s offering continues, and such additional organizational and offering costs will increase the amount to which the Manager will be entitled to reimbursement from gross offering proceeds. The unreimbursed amount will be eligible for reimbursement to the extent the Fund receives subscriptions until March 1, 2014, which is the currently scheduled date that the offering period ends, unless it is extended. Organizational and offering expenses paid for by the Manager and reimbursed by the Fund are expensed on the Fund’s statement of operations as they are payable to the Manager.

From time to time, the Fund has paid directly certain expenses that were classified as organization or offering expenses that should have been borne by the Manager and for which the Manager is obligated to reimburse the Fund. As of December 31, 2012, the unreimbursed amount of organization and offering expenses was $42,000 which amount is included in “Due from related party” on the Fund’s balance sheet as of that date.

Expense Reimbursement Agreement

On November 9, 2012, the Fund entered into an expense reimbursement agreement with the Manager, under which the Manager agreed to reimburse the Fund for all U.S. GAAP compliant expenses recognized on the quarterly financial statements of the Fund for 2012, retroactive to the date of formation of the Fund on August 3, 2011. In 2013, the expense reimbursement agreement was modified to exclude management fees and incentive fees payable to the Manager effective as of January 1, 2013. The Fund recognizes a receivable on its books for the amount due from the Manager under the expense reimbursement agreement, and the Manager recognizes a liability on its books in the same amount. The expense reimbursement agreement allows the Manager and the Fund to offset the receivable in favor of the Fund created under the expense reimbursement agreement against the contingent payable owed by the Fund to the Manager under the investment advisory agreement, resulting in a net receivable or payable position. As of September 30, 2012, the Manager was indebted to the Fund for $282,000 of expense reimbursements under the expense reimbursement agreement.

The expense reimbursement agreement expires on the earlier of August 3, 2014 or the start of the quarter in which the Fund reaches $75 million in net assets. Amounts reimbursed by the Manager under the expense reimbursement agreement are not subject to recoupment by the Manager at a later date.

Administration Agreement

The Fund has also entered into an administration agreement with the Manager under which the Manager provides the Fund with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities and provides or oversees the performance of, the Fund’s required administrative services, which include, among other things, being responsible for the financial records which the Fund is required to maintain and preparing reports to its stockholders. The Manager is reimbursed amounts based on allocable portion of overhead costs under this agreement. During the nine months ended September 30, 2012, the Fund reimbursed the Manager for $12,000 in administration expenses under the administration agreement.

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

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Period Ended August 3, 2011 (Date of Inception) to September 30,
	2012	2012	2011
Basic and diluted
Net increase (decrease) in net assets resulting from operations	$56	$(36)	$(4)
Weighted average common shares outstanding	243,985	96,756	57
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.23	$(0.37)	$(70.18)

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

The following table reflects the distributions per share declared and paid or payable in cash or with the reinvestment plan (“DRIP”) on the Fund’s common stock to date (dollars in thousands except share and per share amounts) for the period August 3, 2011 (date of inception) to September 30, 2012:

Payment Dates	Net Investment Income	Realized Gain from Investments	Unrealized Appreciation from Investments	Return of Capital	Per Share	Paid in Cash	DRIP	TOTAL

August 17, 2012	$4	$-	$-	$-	$0.03	$3	$1	$4
August 31, 2012	4	-	-	-	0.03	3	1	4
September 14, 2012	9	-	-	-	0.03	6	3	9
September 28, 2012	9	-	-	-	0.03	6	3	9
October 15, 2012	6	-	-	6	0.03	8	4	12
October 31, 2012	-	-	-	12	0.03	8	4	12
	$32	$-	$-	$18		$34	$16	$50

The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common stock during the three months ended December 31, 2012:

	Nine Months Ended September 30, 2012
Source of Distribution	Distribution Amount	Percentage
Net investment income	32	64.0%
Distributions on account of preferred and common equity	18	32.0
Total	$50	100.0%

Note 8.  Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2012:

For the Nine Months Ended September 30, 2012
Per share data:
Net asset value, beginning of period	$8.82

Results of operations (1)
Net investment income	0.37
Net realized and unrealized loss on investments	(0.74)
Net decrease in net assets resulting from operations	(0.37)

Stockholder distributions (2)
Distributions from net investment income	(0.33)
Distributions from capital	(0.19)
Net decrease in net assets resulting from stockholder distributions	(0.52)

Capital share transactions
Impact from issuance of common stock (3)	0.89

Net asset value, end of period	$8.82
Shares outstanding at end of period	483,234
Total return (5)	5.86%
Ratio/Supplemental data:
Net assets, end of period (in thousands)	$4,260
Average net assets (in thousands)	1,018
Ratio of net investment income to average net assets (4)(7)	7.08%
Ratio of operating expenses to average net assets (4)(7)	(0.79)%
Ratio of expenses reimbursed to average net assets	55.40%
Portfolio turnover ratio (6)	4.28%

(1)	The per share was derived by using the weighted average shares outstanding during the period. Net investment income per share excluding the expense reimbursements equals ($2.54) for the nine months ended September 30, 2012. There was no expense reimbursement for the period from August 3, 2011 (date of inception) to September 30, 2011.

(2)	The per share data for distributions reflects the actual amount of distributions declared per share during the period.

(3)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Fund's continuous offering.

(4)	The ratios are after giving effect to amounts reimbursed by the Manager under an expense reimbursement agreement. See “Note 5 – Related Party Transactions.” For the nine months ended September 30, 2012, excluding the expense reimbursement, the ratio of net investment income and operating expenses to average net assets would have been (48.32)% and 54.62%, respectively. For the period from August 3, 2011 (date of inception) to September 30, 2011, there was no expense reimbursement.

(5)	Total return is calculated assuming a purchase of shares at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. The total return based on net asset value for the nine months ended September 30, 2012, includes the effect of the expense reimbursement which added 28.83% to the return. For the period from August 3, 2011 (date of inception) to September 30, 2011, there was no expense reimbursement.

(6)	Portfolio turnover rate is calculated using the year-to-date sales over the average of the invested assets at fair value. Not annualized.

(7)	Ratios are annualized.

Note 9.  Subsequent Events

Management of the Fund has evaluated subsequent events in the preparation of the Fund’s financial statements and has determined that no events require recognition or disclosure in the financial statements except for the following:

 From October 1, 2012 to December 31, 2012, the Fund issued $0.5 shares of common stock for gross proceeds of $4.7 million. During the three months ended March 31, 2013, the Fund sold 755,028 shares of common stock in its offering for net proceeds of $6.85 million. After April 1, 2013, the Fund issued 0.3 million shares of common stock for gross proceeds of $2.9 million until the Fund suspended its continuous offering pending approval of a post-effective amendment to its financial statements.

For the period from October 1, 2012 to December 31, 2012, the Fund declared distributions of $0.26075 per share. From January 1, 2013 to June 28, 2013, the Fund declared distributions of $0.386922 per share.

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

Forward-Looking Statements

This Form 10-Q includes forward-looking statements that reflect our expectations and projections about our future results, performance, prospects and opportunities. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” or “may” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements in this Form 10-Q are subject to a number of risks and uncertainties, some of which are beyond our control, including, among other things:

•	our ability to invest in discounted corporate debt and equity-linked debt securities of our target companies;

•	our about ability to successfully employ our Co-Optivist TM approach in executing our investment strategy;

•	a limited pool of prospective target businesses;

•	our ability to pay distributions on our shares of common stock;

•	an economic downturn which could impair our target companies’ abilities to continue to operate, which could lead to the loss of some or all of our assets; and

•	changes in general economic or business conditions or economic or demographic trends in the United States.

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

The following table presents our portfolio composition based on fair value at September 30, 2012. We had no investments as of December 31, 2011.

	At September 30, 2012
	Percentage of Total Portfolio	Weighted Average Current Coupon Yield
Investments Money Market	33.4%	—%
Senior Secured First Lien Debt	21.7	11.0
Senior Secured Second Lien Debt	8.7	11.2
Senior Unsecured Debt	24.9	8.8
Senior Subordinated Debt	11.4	10.3
Total	100.0%	10.0%

As of November 7, 2012, our investment portfolio had a yield to maturity of 12.31%.

The following table shows the portfolio composition by industry grouping at fair value at September 30, 2012 (dollars in thousands). We had no investments as of December 31, 2011.

	At September 30, 2012
	Investments at Fair Value	Percentage of Total Portfolio
Investments – Money Market	$1,215	34.1
High Tech Industries	611	17.1%
Healthcare & Pharmaceuticals	286	8.0
Services: Business	257	7.2
Media: Advertising, Printing & Publishing	215	6.0
Metals & Mining	206	5.8
Telecommunications	206	5.8
Banking, Finance, Insurance & Real Estate	204	5.7
Services: Consumer	158	4.4
Beverage, Food & Tobacco	155	4.4
Environmental Industries	50	1.4
Total	$3,563	100.0%

Results of Operations

Operating results for the three and nine months ended September 30, 2012 and for the period from August 3, 2011 (date of inception) to September 30, 2011 are as follows (dollars in thousands):

	For the Three Months Ended September 30,	For the Period Ended August 3, 2011 (Date of Inception) to September 30,
	2012	2011
Total investment income	$32	$—
Total expenses, net	(96)	4
Net investment income (loss)	128	(4)
Net realized gain	—	—
Net unrealized depreciation	(72)	—
Net increase (decrease) in net assets resulting from operations	$56	$(4)

	For the Nine Months Ended September 30,	For the Period Ended August 3, 2011 (Date of Inception) to September 30,
	2012	2011
Total investment income	$32	$—
Total expenses, net	(4)	4
Net investment income (loss)	36	(4)
Net realized gain	—	—
Net unrealized depreciation	(72)	—
Net increase (decrease) in net assets resulting from operations	$(36)	$(4)

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

Expenses

The composition of our operating expenses for the three and nine months ended September 30, 2012 and for the period from August 3, 2011 (date of inception) to September 30, 2011 was as follows (dollars in thousands):

	For the Three Months Ended September 30,	For the Period Ended August 3, 2011 (Date of Inception) to September 30,
	2012	2011
Professional fees	$37	$—
Director fees	11	—
Insurance	13	—
Management fees	19	—
General and administrative	44	4
Organizational and offering expense	62	—
Operating expenses before expense reimbursements	186	4
Expense reimbursement	(282)	—
Total operating expenses net of expense reimbursements	$(96)	$4

	For the Nine Months Ended September 30,	For the Period Ended August 3, 2011 (Date of Inception) to September 30,
	2012	2011
Professional fees	$67	$—
Director fees	20	—
Insurance	35	—
Management fees	19	—
General and administrative	75	4
Organizational and offering expense	62	—
Operating expenses before expense reimbursements	278	4
Expense reimbursement	(282)	—
Total operating expenses, net of expense reimbursements	$(4)	$4

Net Change in Unrealized Appreciation or Depreciation on Investments

For the three and nine months ended September 30, 2012, we had $0.07 million and $0.07 million, respectively, of unrealized depreciation. For the period from August 3, 2011 (date of inception) to September 30, 2011, we held no investments.

Changes in Net Assets from Operations

For the three and nine months ended September 30, 2012, we recorded a net increase (decrease) in net assets resulting from operations of $0.6 million and ($0.4) million, respectively. Based on 243,985 and 96,756 weighted average common shares outstanding for the three and six months ended September 30, 2012, respectively, our per share net increase (decrease) in net assets resulting from operations was $0.23 and ($0.37), respectively.

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

Prior to investing in debt securities, we invest the net proceeds from our continuous offering primarily in money market funds that invest in U.S. government securities and high-quality debt instruments maturing in one year or less from the time of investment. As of September 30, 2012, we had $1.2 million invested in money market investments pending investment in debt instruments.

For the three months ended September 30, 2012, we experienced a net increase in money market investments of $1 million. For the three months ended September 30, 2012, approximately $3.4 million was generated from our financing activities, which primarily consisted of $3.4 million in net offering proceeds received, offset by $17,000 in distributions. We used approximately $3.4 million of cash in our operating activities primarily as a result of increases in receivables for interest and due from related party totaling $1.1 million. Also, we received proceeds from the sale of, repayment of and principal payments on portfolio debt investments of $.01 million, offset by the purchase of new portfolio debt investments of $2.5 million.

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

Distributions

We offer our stockholders the ability to receive distributions as well as the potential capital appreciation resulting from the restructuring of the debt of our target companies. To the extent we have distributable income available we declare and pay distributions on a semi-monthly basis. In August 2012, we began paying distributions at a semi-monthly rate of $0.030625, and during the quarter ending September 30, 2012 we declared six semi-monthly distributions of $0.030625 per share each (an annualized rate of 7.35% based on our initial public offering price of $10.00 per share) to stockholders. The total distributions declared in the quarter ending September 30, 2012 was $0.18375 per share.

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

Contractual Obligations

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

