Form 10-K/A
period 2012-12-31
VII Peaks-KBR Co-Optivist Income BDC II, Inc.
filed 2013-07-30
CIK 1527385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

Explanatory Note

VII Peaks-KBR Co-Optivist Income BDC II, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on February 19, 2013 for the purpose of restating its financial statements to comply with the investment advisory agreement between the Company and the Company’s investment manager, VII Peaks-KBR BDC Advisor II, LLC (the “Manager”). Specifically, the restatement is resulting from a correction of a misinterpretation of the investment advisory agreement between the Company and the Manager, regarding organization and offering expenses. The Manager is entitled to receive reimbursement of organization and offering costs of up to 1.5% of the gross proceeds raised until all organization and offering costs have been reimbursed. Previously, the Company (i) expensed all organization expenses in the period incurred, (ii) capitalized all offering expenses incurred prior to the date the Company commenced operations (July 12, 2012) and amortized such amount over 12 months from such date, and (iii) expensed all offering expenses incurred after the Company commenced operations. The Company has restated its financial statements to reflect changes in its organization and offering expenses so that it expenses all such amounts only when they are reimbursable to the Manager, and does not capitalize any offering expenses. In addition to the changes to the financial statements resulting from the adoption of a different accounting method for organization and offering expenses, the change also resulted in changes to “Note 2. Significant Accounting Policies,” “Note 4. Related Party Transactions,” “Note 5. Earnings per Share,” “Note 7. Distributions,” “Note 8. Financial Highlights,” “Note 9. Selected Quarterly Data (Unaudited).” The Company also revised its disclosure of related party transactions in Note 4. Related Party Transactions” and updated its disclosure of subsequent events in “Note 10. Subsequent Events.” The changes to the financial statements resulted in changes to Items 5, 6 and 7 of Form 10-K.

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

We invest in discounted corporate debt and equity-linked debt securities of public and private companies that trade on the secondary loan market for institutional investors and provide distributions to investors. At the same time, we actively work with the target company’s management to restructure the underlying securities and improve the liquidity position of the target company’s balance sheet. We employ a proprietary “Co-Optivist” TM approach (“cooperative activism”, Co-Optivist TM is a registered trademark of VII Peaks Capital, LLC, or (“VII Peaks”), and is being used with their permission) in executing our investment strategy, which entails proactively engaging the target company management on average 24 months prior to a redemption event (typically a put or maturity event) to create an opportunity for growth in the investments. Our strategy is not dependent on restructuring to generate distributions.

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

Our proprietary “Co-Optivist” TM approach entails investment in the corporate debt and equity-linked debt securities of target companies, or (“Target Investments”), in conjunction with proactively engaging the Target Investment’s management. We acquire Target Investments whose debt securities trade on the over-the-counter market for institutional loans at a discount to their par redemption value, and will be subject to a “redemption event” within (on average) 24 months. We define a “redemption event” as a maturity event or a put event (where investors in the Target Investment’s debt security can have a redemption right at a pre-determined price). We hold such debt an average of 12 – 18 months, during which time we anticipate working actively with the Target Investment’s management to effect and/or participate in a restructuring or exchange of the invested securities for new securities.

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

We employ our Co-Optivist TM approach in executing our investment strategy, which entails taking an influential position and proactively engaging the Target Investment management on average 24 months prior to a redemption event (typically a put or maturity event). This approach differs from traditional activist debt holders who typically wait until a company is near or at bankruptcy before beginning formal discussions regarding debt restructuring options. In addition, our strategy does not involve taking an operational role in the Target Investment or changing management or members of the Target Investment’s board of directors or actively negotiating the terms of the restructuring. Rather, we look to establish a positive working relationship in assisting our Target Investment to achieve shared goals.

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

Portfolio Monitoring

Valuation process .    Each quarter, we value investments in our portfolio, and such values are disclosed in reports filed with the SEC. Investments for which market quotations are readily available are recorded at such market quotations. With respect to investments for which market quotations are not readily available, our board of directors will determine the fair value of such investments in good faith, utilizing the input of our valuation committee, our Manager and any other professionals or materials that our board of directors deems worthy and relevant, including independent third-party valuation firms, if applicable.

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

Code of Ethics

We and our Manager have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You may read and copy the code of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, the code of ethics is attached as an exhibit to the registration statement of which this prospectus is a part, and is available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov . You may also obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov , or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

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

If we are unsuccessful in raising significant proceeds in the offering, we may not be able to invest in a diversified portfolio of investments. If our investment portfolio is not diversified, our performance will be more dependent on individual investments. If any of the companies in which we invest ultimately are forced to file for bankruptcy protection or otherwise be unable to satisfy the covenants in their financing agreements, we would be disproportionately and adversely affected as a result of our lack of diversification of investments. In addition, our ability to make distributions depends on our ability to successfully invest pursuant to our investment objectives. If we are unsuccessful in employing our Co-Optivist TM approach in executing our investment strategy, the timing and amount of distributions to our shareholders may be adversely impacted and our shareholders could lose some or all of their investment in us.

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

Certain macro-economic events may adversely affect the value of our bond positions and thus may impair our investment performance.

The following risks may adversely affect the value of our bond positions and thus may impair our investment performance:

•	Potential Fiscal Cliff. If the U.S. economy slides back into a recession due to failed fiscal cliff negotiations, it may cause a correction in bond prices driving them lower and increasing the cost of borrowing for companies.

•	Correction in U.S. Treasuries or Broader Bond Markets. U.S. Treasuries and corporate bonds have seen a dramatic increase in prices over the past several quarters, driving down yields. A correction or trade out of these fixed income securities could correct bond prices across the board, from Treasuries to corporate debt.

•	Increase in Corporate Default Rates. Corporate debt default rates and bankruptcy rates have remained relatively flat and remain at extremely low levels (less than 2%). Any significant increase in default rates would depress bond prices as corporate borrowing costs increase.

•	Inflation. Core inflation in the United States remains around 1%. However, a significant increase in inflation would reduce the real return of debt securities, causing prices to drop.

•	Monetary Tightening and Rising Interest Rates . The U.S. Federal Reserve has recently issued a new round of quantitative easing, helping to spur liquidity in the capital markets. This has helped keep interest rates near an all-time low in the U.S. Eventually, as the economy recovers, the Federal Reserve may begin monetary tightening, causing an increase of interest rates that may drive down bond prices.

•	Devaluation of the U.S. Dollar . We invest in the debt securities of issuers domiciled in the United States. As such, the debt securities that we purchase will pay coupons denominated in U.S. dollars. A significant devaluation of the U.S. dollar could lead to lower bond prices as real returns are diminished due to a devalued currency.

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

Distributions

We declared monthly and paid semi-monthly distributions to stockholders since July 10, 2012 when we commenced operations. Our board of director’s intend to continue to authorize and declare distributions monthly and we intend to pay distributions on a semi-monthly basis to our shareholders. Any distributions to our shareholders will be declared out of assets legally available for distribution. We expect to continue making distributions unless our results of operations, our general financial condition, general economic conditions, or other factors prohibit us from doing so. From time to time, but not less than quarterly, we will review our accounts to determine whether distributions to our shareholders are appropriate. Each year a statement on Internal Revenue Service Form 1099-DIV (or such successor form) identifying the source of the distribution ( i.e. , paid from ordinary income, paid from net capital gain on the sale of securities, or a return of capital) will be mailed to our shareholders. There can be no assurance that we will be able to sustain distributions at any particular level. Our distributions may exceed our earnings, which we refer to as a return of capital, especially during the period before we have invested substantially all of the proceeds. As a result, a portion of the distributions we make may represent a return of capital for tax purposes.

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

The following table reflects the distributions per share paid or payable in cash or DRIP on our common stock to date (dollars in thousands except per share amounts) that was declared through December 31, 2012:

Payment Dates	Net Investment Income	Realized Gain from Investments	Return of Capital	Per Share	Paid in Cash	DRIP	TOTAL
2012
August 17, 2012	$4	$-	$-	$0.03	$3	$1	$4
August 31, 2012	4	-	-	0.03	3	1	4
September 14, 2012	9	-	-	0.03	6	3	9
September 28, 2012	9	-	-	0.03	6	3	9
October 15, 2012	6	-	6	0.03	8	4	12
October 31, 2012	-	-	12	0.03	8	4	12
November 16, 2012	17	-	-	0.03	11	6	17
November 30, 2012	17	-	-	0.03	11	6	17
December 17, 2012	22	-	-	0.03	12	10	22
December 31, 2012	23	-	-	0.03	13	10	23
2013
January 17, 2013 (1)	35	-	57	0.11	57	35	92
January 31, 2013	-	-	29	0.03	18	11	29
	$146	$-	$104		$156	$94	$250

(1)	Special Distribution

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

	For the Year Ended December 31, 2012	For the Period from August 3 (Date of Inception) to December 31, 2011
Statement of operations data:
Total investment income	$146	$-
Operating expenses
Total expenses	520	4
Less: Expense waivers and reimbursements	(524)	-
Net expenses	(4)	4
Net investment income (loss)	150	-
Realized and unrealized gain (loss)	(119)	-
Net increase (decrease) in net assets resulting from operations	$31	$(4)
Per share data - basic and diluted:
Net investment income (loss)	$0.61	$(44.44)
Net realized and unrealized gain (loss) on investments	$(0.48)	$-
Net increase (decrease) in net assets resulting from operations	$0.13	$(44.44)
Distributions declared	$(1.02)	$-
Balance sheet data:
Investments at fair value	$5,823	$-
Investments – Money Market	$1,304	$201
Total assets	$8,548	$201
Total liabilities	$212	$4
Total net assets	$8,336	$197
Other data:
Total return	10.98%	-%
Number of portfolio company investments at period end	22	-
Total portfolio investments for the period	$7,166	$-
Investment sales and prepayments for the period	1,250	-

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

Expense Reimbursement

We have entered into an expense reimbursement agreement with our Manager under which the Manager agreed to reimburse us for certain U.S. GAAP compliant expenses recognized on our quarterly financial statements. In 2013, the expenses reimbursement agreement was modified to exclude management fees and incentive fees payable to the Manager effective as of January 1, 2013. We recognize a receivable on our books for the amount due from the Manager under the expense reimbursement agreement, and the Manager recognizes a liability on its books in the same amount. The expense reimbursement agreement allows the Manager and us to offset the related receivables from and payables to each other resulting in a net receivable, or payable position. The expense reimbursement agreement expires on the earlier of August 3, 2014 or the start of the quarter in which the Fund reaches $75 million in net assets. Amounts reimbursed by the Manager under the expense reimbursement agreement are not subject to recoupment by the Manager at a later date.

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

Organization and Offering Expenses

The Fund is a closed-end fund with a continuous offering period. Under the investment advisory agreement between the Fund and the Manager, our Manager fronts the cost of the offering expenses which are reimbursable by the Fund with up to 1.5% of the gross offering proceeds. The Fund expenses organizational and offering costs as they become payable to the under the investment advisory agreement.

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

The following table presents our portfolio composition based on fair value at December 31, 2012. We had $201,000 of investments I money market funds as of December 31, 2011.

	At December 31, 2012
	Percentage of Total Portfolio	Weighted Average Current Coupon Yield
Investments – Money Market	18.3%	-%
Senior Secured First Lien Debt	11.5	10.4
Senior Secured Second Lien Debt	12.1	11.0
Senior Unsecured Debt	43.7	9.5
Senior Subordinated Debt	14.5	9.4
Total	100.0%	9.8%

As of December 31, 2012, our investment portfolio had a yield to maturity of 12.17%.

The following table shows the portfolio composition by industry grouping at fair value at December 31, 2012 (dollars in thousands). All of our investments at December 31, 2011 consisted of $201,000 invested in money market funds.

	At December 31, 2012
	Investments at Fair Value	Percentage of Total Portfolio
Investments – Money Market	$1,304	18.3%
Healthcare & Pharmaceuticals	830	11.6
High Tech Industries	771	10.8
Beverage, Food & Tobacco	769	10.8
Telecommunications	764	10.7
Retail	564	7.9
Services: Consumer	541	7.6
Consumer Goods: Non-durable	415	5.8
Consumer Goods: Durable	401	5.6
Services: Business	365	5.1
Banking, Finance, Insurance & Real Estate	358	5.0
Environmental Industries	45	0.6
Total	$7,127	100.0%

Results of Operations

Operating results for the year ended December 31, 2012 and for the period from August 3, 2011 (date of inception) to December 31, 2011 are as follows (dollars in thousands):

	For the Year Ended December 31,	For the Period from August 3, 2011 (Date of Inception) to December 31,
	2012 (Restated)	2011 (Restated)
Total investment income	$146	$—
Total expenses, net	(4)	4
Net investment income (loss)	150	(4)
Net unrealized depreciation	(119)	—
Net increase (decrease) in net assets resulting from operations	$31	$(4)

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

Expenses

The composition of our operating expenses for the year ended December 31, 2012 and for the period from August 3, 2011 (date of inception) to December 31, 2011 was as follows (dollars in thousands):

	For the Year Ended December 31,	For the Period from August 3, 2011 (Date of Inception) to December 31,
	2012 (Restated)	2011 (Restated)
Professional fees	$119	$—
Director fees	31	—
Insurance	49	—
Management fees	61	—
General and administrative	118	4
Organizational and offering expenses	142	—
Operating expenses before expense reimbursements	520	4
Expense reimbursement	(524)	—
Total operating expenses net of expense reimbursements	$(4)	$4

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

Changes in Net Assets from Operations

For the year ended December 31, 2012, we recorded a net increase in net assets resulting from operations of $0.03 million. Based on 246,231 weighted average common shares outstanding for the year ended December 31, 2012, our per share net increase and decrease in net assets resulting from operations was $0.13.

Liquidity and Capital Resources

We generate cash primarily from the net proceeds of our ongoing continuous public offering and from cash flows from fees, interest and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. On July 10, 2012, we satisfied our minimum offering requirement of raising gross offering proceeds in excess of $1.0 million from persons who are not affiliated with us or our Manager, and commenced operations. As of December 31, 2012, we issued 1 million shares of common stock for gross proceeds of $9.5 million. We currently sell our shares on a continuous basis at a current offering price of $10.00; however, to the extent that our net asset value per share increases, we will sell at a price necessary to ensure that our shares are not sold at a price, after deduction of selling commissions and dealer manager fees, that is below our net asset value per share.

Prior to investing in debt securities, we invest the net proceeds from our continuous offering primarily in money market funds that invest in U.S. government securities and high-quality debt instruments maturing in one year or less from the time of investment. As of December 31, 2012, we had $1.3 million invested in money market investments pending investment in debt instruments.

For the year ended December 31, 2012, we experienced a net increase in money market investments of $1.1 million. For the year ended December 31, 2012, approximately $7.5 million was generated from our financing activities, which primarily consisted of $7.6 million in net offering proceeds received, offset by $82,000 in distributions. We used approximately $0.7 million of cash in our operating activities primarily as a result of increases in receivables for interest, and due from related party totaling $1.7 million. Also, we received proceeds from the sale of, repayment of and principal payments on portfolio debt investments of $1.3 million, offset by the purchase of new portfolio debt investments of $7.2 million.

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

Related-Party Transactions and Agreements

We have entered into agreements with the Manager and the Dealer Manager, whereby we pay certain fees and reimbursements to these entities. These include payments to the Dealer Manager for selling commissions and the Dealer Manager fee and payments to our Manager for reimbursement of organization and offering costs. In addition, we make payments for certain services that include, but are not limited to, the identification, execution, and management of our investments and also the management of our day-to-day operations provided to us by our Manager, pursuant to various agreements that we have entered into. See Note 5 to the financial statements included elsewhere in this quarterly report on Form 10-K for additional information regarding such contractual obligations.

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

Further, our officers are involved in other ventures, some of which may compete with us for investment opportunities, including certain affiliated funds or managed accounts, and may be incentivized to offer investment opportunities to such other ventures rather than to us which would make it more difficult to achieve our investment objectives. In addition, the officers of VII Peaks and KBR may also be involved in other ventures, some of which may compete with us for investment opportunities.

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

Contractual Obligations

We have entered into agreements with the Manager and the Dealer Manager, whereby we pay certain fees and reimbursements to these entities. These include payments to the Dealer Manager for selling commissions and the Dealer Manager fee and payments to our Manager for reimbursement of organization and offering costs. In addition, we make payments for certain services that include, but are not limited to, the identification, execution, and management of our investments and also the management of our day-to-day operations provided to us by our Manager, pursuant to various agreements that we have entered into. See Note 5 to the financial statements included elsewhere in this quarterly report on Form 10-K for additional information regarding such contractual obligations.

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

As described in Note 2 and 3 to the financial statements, the Company is restating its financial statements in order to comply with the terms of the investment advisory agreement between the Company and its investment adviser.

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

July 24, 2013

VII PEAKS-KBR CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share data)

	As of
	December 31, 2012 (Restated)	December 31, 2011 (Restated)

ASSETS

Investments, at fair value (amortized cost of $5,942 and $0)	$5,823	$-
Investments, money market	1,304	201
Interest receivable	132	-
Prepaid expenses	5	-
Due from related party	555	-
Receivable for common stock purchased	729	-
Total assets	$8,548	$201

LIABILITIES
Management and incentive fee payable	$21	$4
Accounts payable and accrued liabilities	71	-
Stockholder distributions payable	120	-
Total liabilities	212	-

NET ASSETS
Preferred stock, par value, $.001 per share, 50,000,000 authorized, none issued and outstanding	-	-
Common stock, par value, $.001 per share, 200,000,000 authorized; 950,733 and 22,333 shares issued and outstanding, respectively	1	-
Paid-in capital in excess of par value	8,558	201
Accumulated distribution in excess of net investment income	(104)	(4)
Net unrealized depreciation on investments	(119)	-
Total net assets	8,336	197
Total liabilities and net assets	$8,548	$201

Net asset value per share	$8.77	$8.82

The accompanying notes are an integral part of these financial statements.

VII PEAKS-KBR CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	For the Year Ended December 31,	For the Period from August 3 (Date of Inception) to December 31,
	2012	2011

Investment income:
Interest from investments	$146	$-
Total investment income	146	-

Operating expenses:
Professional fees	119	-
Directors fees	31	-
Insurance	49	-
Management fees	61	-
General and administrative	118	4
Organizational and offering expense	142	-
Expenses before expense reimbursements	520	4
Expense reimbursement	(524)	-
Total expenses net of expense reimbursements	(4)	4

Net investment income (loss)	150	(4)

Realized and unrealized gain (loss) on investments:
Net unrealized depreciation on investments	(119)	-
Net realized and unrealized loss on investments	(119)	-

Net increase (decrease) in net assets resulting from operations	$31	$(4)

Per share information - basic and diluted:
Net investment income (loss)	$0.61	$(44.44)
Net increase (decrease) in net assets resulting from operations	$0.13	$(44.44)
Weighted average common shares outstanding	246,231	90

The accompanying notes are an integral part of these financial statements.

VII PEAKS-KBR CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share and per share data)

	For the Year Ended December 31, 2012 (Restated)	For the Period from August 3, 2011(Date of Inception) to December 31, 2011 (Restated)

Operations:
Net investment income (loss)	$150	$(4)
Net unrealized depreciation on investments	(119)	-
Net increase (decrease) in net assets from operations	31	-
Stockholder distributions:
Distributions from net investment income	(150)	-
Distributions from paid in capital	(100)
Net decrease in net assets from stockholder distributions	(250)	-
Capital share transactions:
Issuance of common stock, net of issuance costs	8,358	201
Net increase in net assets from capital share transactions	8,358	201

Total increase in net assets	8,139	201
Net assets at beginning of period	197	-
Net assets at end of period	$8,336	$201

Net asset value per common share	$8.77	$8.82
Common shares outstanding at end of period	950,733	22,333

Accumulated distribution in excess of net investment income	$(104)	$-

The accompanying notes are an integral part of these financial statements.

VII PEAKS-KBR CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31, 2012 (Restated)	For the Period from August 3, 2011 (Date of Inception) to December 31, 2011 (Restated)

Operating activities:
Net increase (decrease) in net assets from operations	$31	$(4)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Net accretion of discount on investments	(26)	-
Repayments of investments	1,250	-
Purchase of investments	(7,166)	-
Purchase of investments – money market	(1,103)	(201)
Net unrealized depreciation on investments	119	-
(Increase) decrease in operating assets:
Interest receivable	(132)	-
Prepaid expenses	(5)	-
Due from related party	(555)	-

Increase (decrease) in operating liabilities:
Management and incentive fees payable	21	-
Accounts payable and accrued liabilities	67	-
Net cash used in operating activities	(7,499)	-

Financing activities:
Proceeds from issuance of shares of common stock, net	7,581	201
Stockholder distributions	(82)	-
Net cash provided by financing activities	(7,499)	201

Net increase in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

Supplemental non-cash information:
DRIP distribution payable	$46	$-
Cash distribution payable	$74	$-
DRIP distribution paid	$49	$-

The accompanying notes are an integral part of these financial statements.

VII PEAKS-KBR CO-OPTIVIST INCOME BDC II, INC.

SCHEDULE OF INVESTMENTS

(dollars in thousands)

Portfolio Company (a)	Industry	Principal / Number of Shares	Amortized Cost	Market Value Book	% of Net Assets	Current Rate		Maturity

Apria Healthcare Group, Inc.	Healthcare & Pharmaceuticals	150	$155	$155	1.89%	11.25%		11/1/2014
GSX Worldwide, Inc.	Services: Business	350	364	365	4.46%	9.75%		6/15/2015
Rotech Healthcare, Inc.	Healthcare & Pharmaceuticals	300	300	299	3.65%	10.75%		10/15/2015
Total Senior Secured First Lien Debt (b)		800	819	819	10.01%

Apria Healthcare Group, Inc.	Healthcare & Pharmaceuticals	150	149	148	1.81%	12.38%		11/1/2004
Aspect Software, Inc.	Telecommunications	400	409	362	4.42%	10.63%		5/15/2017
Logan's Roadhouse, Inc.	Beverage, Food & Tobacco	375	353	348	4.25%	10.75%		10/15/2017
Total Senior Secured Second Lien Debt (b)		925	911	858	10.48%

Alliance HealthCare Services, Inc.	Healthcare & Pharmaceuticals	250	217	228	2.79%	8.00%		12/1/2016
Alliance One International, Inc.	Beverage, Food & Tobacco	400	418	421	5.14%	10.00%		7/15/2016
Avaya, Inc.	Telecommunications	225	198	200	2.44%	9.75%		11/1/2015
Avaya, Inc.	Telecommunications	225	198	201	2.46%	10.13%		11/1/2015
Bon-ton Department Stores, Inc.	Retail	350	351	347	4.24%	10.25%		3/15/2014
Claire's Stores, Inc.	Retail	235	219	217	2.65%	9.63%		6/1/2015
Education Management LLC	Services: Consumer	400	343	321	3.92%	8.75%		6/1/2014
First Data Corp.	Banking, Finance, Insurance & Real Estate	175	181	179	2.19%	10.55%		9/24/2015
First Data Corp.	Banking, Finance, Insurance & Real Estate	175	180	179	2.19%	9.88%		9/24/2015
Seitel, Inc.	High Tech Industries	350	355	351	4.29%	9.75%		2/15/2014
Suntech Power Holdings Company, Ltd. (c)	Environmental Industries	100	91	46	0.56%	3.00%		3/15/2013
Travelport LLC	Services: Consumer	250	216	220	2.69%	9.88%		9/1/2014
YCC Holdings LLC	Consumer goods: Non-durable	200	207	206	2.53%	10.25	%(d)	2/15/2016
Total Senior Unsecured Debt (b)		3,335	3,174	3,116	38.09%

Sealy Mattress Co.	Consumer goods: Durable	400	404	401	4.90%	8.25%		6/15/2014
Serena Software, Inc.	High Tech Industries	410	424	420	5.13%	10.38%		3/15/2016
The Yankee Candle Company, Inc.	Consumer goods: Non-durable	200	210	209	2.55%	9.75%		2/15/2017
Total Senior Subordinated Debt (b)		1,010	1,038	1,030	12.59%

U.S. Bank Money Market 5 – CT	Investments - Money Market	1,304	1,304	1,304	15.93%	0.04%		on demand
Total Investments - Money Market (b)		1,304	1,304	1,304	15.93%

		7,374	$7,246	$7,127	87.10%

(a)	All of our investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, except for Alliance One International, Inc., Education Management LLC and Suntech Power Holdings Company, Ltd.
(b)	Percentages are based on net assets of $8,336 as of December 31, 2012.
(c)	Non-U.S. company. The principal place of business for Suntech Power Holdings Company, Ltd. Is China.

(d)	The issuer has the option of paying interest in additional notes, in which event the interest rate is 11%.

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

Note 2.  Summary of Significant Accounting Policies (continued)

Organizational and Offering Costs

The Fund is a closed-end fund with a continuous offering period. Under the investment advisory agreement between the Fund and the Manager, our Manager fronts the cost of the offering expenses which are reimbursable by the Fund with up to 1.5% of the gross offering proceeds. The Fund expenses organizational and offering costs as they become payable to the under the investment advisory agreement.

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

Expense Reimbursement Agreement

Separate from the investment advisory agreement described under “Organizational and Offering Costs,” the Manager has agreed to reimburse the Fund for certain operating expenses. Such reimbursed amounts are not subject to recoupment. See “Note 5 – Related Party Transactions.

Note 3. Restatement of previously issued financial statements.

As discussed in Note 2, during the second quarter of fiscal 2013, the Fund determined that it was necessary to restate its financial statements for organization and offering expenses in order to comply with the terms of the investment advisory agreement between the Fund and the Manager. Previously, the Fund expensed all organization costs as they were incurred by the Manager. Previously, the Fund capitalized all offering expenses incurred prior to the date of commencement of operations (July 12, 2012) as deferred offering costs and amortized that amount over 12 months from the date of commencement of operations, and expensed all offering costs incurred by the Manager after the commencement of operations as they were incurred by the Manager. However, because the Fund is only obligated to reimburse the Manager to the extent of 1.5% of gross offering proceeds, the Fund is restating its financial statements to reflect the expense and obligation to the Manager only as they are payable to the Manager at 1.5% of offering proceeds. The following table summarizes the effects of the restatement on the specific items presented in the Company’s historical financial statements previously included in the Annual Report (in thousands, except per share data).

	December 31, 2012		December 31, 2011
Statement of Assets and Liabilities	As previously reported	As restated	As previously reported	As restated

Due from related party	$107	$555	$-	$-
Deferred offering costs	449	-	354	-
Total assets	8,549	8,548	555	201
Due to related party	-	-	455	-
Cumulative net investment income (loss), net of distributions	(104)	(104)	(105)	(4)
Total net assets	$8,337	$8,336	$96	$197

Statement of Operations

Incentive fees	$41	$-	$-	$-
General and administrative	118	118	-	4
Organizational and offering expenses	894	142	105	-
Expense before expense reimbursement	1,313	520	105	4
Waiver of incentive fee	(41)	-	-	-
Expense reimbursement	(1,377)	(524)	-	-
Total expenses net of expense reimbursements	(105)	(4)	105	$4
Net investment income (loss)	251	150	(105)	(4)
Net increase (decrease) in net assets resulting from operations	$132	$31	$(105)	$(4)

Per share information - basic and diluted
Net investment income	$1.02	$0.61	$(1,160.35)	$(44.44)
Net increase (decrease) in net assets resulting from operations	$0.54	$0.13	$(1,160.35)	$(44.44)

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

Note 4. Valuation of Portfolio Investments (continued)

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

	Level 1	Level 2	Total
Investments – Money Market	$1,304	$—	$1,304
Senior Secured First Lien Debt	—	819	819
Senior Secured Second Lien Debt	—	859	859
Senior Unsecured Debt	—	3,115	3,115
Senior Subordinated Debt	—	1,030	1,030
Total	$1,304	$5,823	$7,127

The composition of the Fund’s investments as of December 31, 2012, at amortized cost and fair value were as follows (dollars in thousands). There were no investments as of December 31, 2011.

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Investments – Money Market	$1,304	$1,304	18.3%
Senior Secured First Lien Debt	819	819	11.5%
Senior Secured Second Lien Debt	911	859	12.1%
Senior Unsecured Debt	3,174	3,115	43.7%
Senior Subordinated Debt	1,038	1,030	14.5%
Total	$7,246	$7,127	100.0%

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

The incentive fee has two parts. The first part, the subordinated incentive fee on income, is calculated and payable quarterly in arrears based upon the Fund’s “pre-incentive fee net investment income” for the immediately preceding quarter. The subordinated incentive fee on income is 20% of pre-incentive net investment income subject to a quarterly return to investors, expressed as a rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, of 2.0% (8.0% annualized). The second part of the incentive fee, the incentive fee on capital gains, is an incentive fee on capital gains earned on liquidated investments from the portfolio and is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement). This fee equals 20% of the Fund’s incentive fee capital gains, which will equal the Fund’s realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. For the year ended December 31, 2012, the Fund did not incur any incentive fees related to net investment income or capital gains.

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

During the year ended December 31, 2012 and for the period from August 4, 2011 (inception) through December 31, 2011, the Manager incurred organizational and offering costs of $975,000 and $454,000, respectively. Of the total $1,429,000 organizational and offering costs incurred from inception through December 31, 2012, $142,000 was reimbursed to the Manager during the year ended December 31, 2012. The Fund expects that the Manager will continue to incur organizational and offering costs as the Fund’s offering continues, and such additional organizational and offering costs will increase the amount to which the Manager will be entitled to reimbursement from gross offering proceeds. The unreimbursed amount will be eligible for reimbursement to the extent the Fund receives subscriptions until March 1, 2014, which is the currently scheduled date that the offering period ends, unless it is extended. Organizational and offering expenses paid for by the Manager and reimbursed by the Fund are expensed on the Fund’s statement of operations as they are payable to the Manager.

From time to time, the Fund has paid directly certain expenses that were classified as organization or offering expenses that should have been borne by the Manager and for which the Manager is obligated to reimburse the Fund. As of December 31, 2012, the unreimbursed amount of organization and offering expenses was $31,000 which amount is included in “Due from related party” on the Fund’s balance sheet as of that date.

Expense Reimbursement Agreement

On November 9, 2012, the Fund entered into an expense reimbursement agreement with the Manager, under which the Manager agreed to reimburse the Fund for all U.S. GAAP compliant expenses recognized on the quarterly financial statements of the Fund for 2012, retroactive to the date of formation of the Fund on August 3, 2011. In 2013, the expense reimbursement agreement was modified to exclude management fees and incentive fees payable to the Manager effective as of January 1, 2013. The Fund recognizes a receivable on its books for the amount due from the Manager under the expense reimbursement agreement, and the Manager recognizes a liability on its books in the same amount. The expense reimbursement agreement allows the Manager and the Fund to offset the receivable in favor of the Fund created under the expense reimbursement agreement against the contingent payable owed by the Fund to the Manager under the investment advisory agreement, resulting in a net receivable or payable position. As of December 31, 2012, the Manager was indebted to the Fund for $524,000 of expense reimbursements under the expense reimbursement agreement.

The expense reimbursement agreement expires on the earlier of August 3, 2014 or the start of the quarter in which the Fund reaches $75 million in net assets. Amounts reimbursed by the Manager under the expense reimbursement agreement are not subject to recoupment by the Manager at a later date.

Administration Agreement

The Fund has also entered into an administration agreement with the Manager under which the Manager provides the Fund with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities and provides or oversees the performance of, the Fund’s required administrative services, which include, among other things, being responsible for the financial records which the Fund is required to maintain and preparing reports to its stockholders. The Manager is reimbursed amounts based on allocable portion of overhead costs under this agreement. For the year ended December 31, 2012, the Fund reimbursed the Manager for $24,000 in administration expenses under the administration agreement.

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

Note 7.  Earnings Per Share

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

	For the Year Ended December 31,	For the Period from August 3, 2011 (Date of Inception) to December 31,
	2012 (Restated)	2011 (Restated)
Basic and diluted
Net increase (decrease) in net assets resulting from operations	$31	$(4)
Weighted average common shares outstanding	246,231	90
Net increase (decrease) in net assets resulting from operations per share	$0.13	$(44.44)

The Fund had no potentially dilutive securities as of December 31, 2012 or December 31, 2011, resulting in the same number of shares for basic and diluted.

Note 8.  Distributions

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

The following table reflects the distributions per share paid or payable in cash or with the distribution reinvestment plan (“DRIP”) on the Fund’s common stock to date (dollars in thousands except per share amounts) that was declared through December 31, 2012:

Payment Dates	Net Investment Income	Realized Gain from Investments	Return of Capital	Per Share	Paid in Cash	DRIP	TOTAL
2012
August 17, 2012	$4	$-	$-	$0.03	$3	$1	$4
August 31, 2012	4	-	-	0.03	3	1	4
September 14, 2012	9	-	-	0.03	6	3	9
September 28, 2012	9	-	-	0.03	6	3	9
October 15, 2012	6	-	6	0.03	8	4	12
October 31, 2012	-	-	12	0.03	8	4	12
November 16, 2012	17	-	-	0.03	11	6	17
November 30, 2012	17	-	-	0.03	11	6	17
December 17, 2012	22	-	-	0.03	12	10	22
December 31, 2012	23	-	-	0.03	13	10	23
2013
January 17, 2013 (1)	35	-	57	0.11	57	35	92
January 31, 2013	-	-	29	0.03	18	11	29
	$146	$-	$104		$156	$94	$250

(1)	Special Distribution

The following table reflects the sources of the cash distributions on a tax basis that the Company has declared on its common stock during the year ended December 31, 2012:

	Year Ended December 31, 2012
Source of Distribution	Distribution Amount	Percentage
Net investment income	146	58.4%
Distributions on account of common equity	104	41.6%
Total	$250	100.0%

Note 9.  Financial Highlights

The following is a schedule of financial highlights for the year ended December 31, 2012:

For the Year Ended December 31, 2012 (Restated)
Per share data:
Net asset value, beginning of period	$8.82

Results of operations (1)
Net investment income (loss)	0.61
Net realized and unrealized loss on investments	(0.48)
Net increase (decrease) in net assets resulting from operations	0.13

Stockholder distributions (2)
Distributions from net investment income	(0.59)
Distributions from capital	(0.43)
Net decrease in net assets resulting from stockholder distributions	(1.02)

Capital share transactions
Impact of issuance of common stock (3)	0.84
Net increase in net assets resulting from capital share transactions	0.84
Net asset value, end of period	$8.77
Shares outstanding at end of period	950,733
Total return (5)	10.98%
Ratio/Supplemental data:
Net assets, end of period (in thousands)	$8,336
Average net assets (in thousands)	5,831
Ratio of net investment income to average net assets (4)(7)	5.14%
Ratio of operating expenses to average net assets (4)(7)	-
Ratio of expenses reimbursed to average net assets (7)	(17.97)%
Portfolio turnover ratio (6)	30.60%

_________________________

(1)	The per share was derived by using the weighted average shares outstanding during the period. Net investment income per share excluding the expense reimbursements equals ($1.52) for the year ended December 31, 2012. There was no expense reimbursement for the period from August 3, 2011 (date of inception) to December 31, 2011.

(2)	The per share data for distributions reflects the actual amount of distributions declared per share during the period.

(3)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Fund's continuous offering.

(4)	The ratios are after giving effect to amounts reimbursed by the Manager under an expense reimbursement agreement. See “Note 5 – Related Party Transactions.” For the year ended December 31, 2012, excluding the expense reimbursement, the ratio of net investment income and operating expenses to average net assets would have been (12.83)% and 17.84%, respectively. For the period from August 3, 2011 (date of inception) to December 31, 2011, there was no expense reimbursement.

(5)	Total return is calculated assuming a purchase of shares at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. The total return based on net asset value for the year ended December 31, 2012, includes the effect of the expense reimbursement which added 6.24% to the return received by shareholders. For the period from August 3, 2011 (date of inception) to December 31, 2011, there was no expense reimbursement.

(6)	Portfolio turnover rate is calculated using the year-to-date sales over the average of the invested assets at fair value. Not annualized.

(7)	Ratios are annualized.

Note 10.  Selected Quarterly Data (Unaudited)

The following is the quarterly results of operations for the year ended December 31, 2012. The operating results for any quarter are not necessarily indicative of results for any future period (dollars in thousands except share and per share amounts):

	Quarter Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Investment income	$114	$32	$-	$-
Operating expenses
Total Expenses	243	186	56	35
Less: Expense reimbursements	(242)	(282)	-	-
Net expenses	(1)	(96)	56	35
Net investment income (loss)	113	128	(56)	(35)
Realized and unrealized loss	(47)	(72)	-	-
Net increase (decrease) in net assets resulting from operations	$66	$56	$(56)	$(35)
Per share information - basic and diluted
Net investment income (loss)	$0.16	$0.52	$(2.51)	$(1.57)
Net increase (decrease) in net assets resulting from operations	$0.10	$0.23	$(2.51)	$(1.57)
Weighted average shares outstanding	691,405	243,985	22,333	22,333

Note 11.  Subsequent Events

Management of the Fund has evaluated subsequent events in the preparation of the Fund’s financial statements and has determined that no events require recognition or disclosure in the financial statements except for the following:

 From January 1, 2013 to June 10, 2013, the Fund issued 1.0 million shares of common stock for gross proceeds of $10.4 million. On April 30, 2013, the Fund suspended its continuous offering pending approval of a post-effective amendment to its financial statements. With the proceeds from the Fund’s continuous offering, the Fund purchased a total of eighty-two debt investments with an aggregate face value of $14.8 million for $15.5 million in cash. The Fund had one debt investment fully called with a carrying value of $0.3 million and an aggregate redemption value of $0.3 million.

From January 1, 2013 to June 28, 2013, the Fund declared distributions of $0.386922 per share.

On February 6, 2013, the Fund submitted its consent for its holdings in Education Management bonds to facilitate refinance of the 8.75% bonds at 100 cents. On March 6, 2013 the tender process for Education Management bonds was completed. The Fund received 44.416 cents in cash and 55.584 cents in new 15% PIK Education Management bonds due July 1, 2018 for a total payment of 100 cents.

On February 7, 2013 the Fund submitted its consent for its holdings in Avaya bonds to facilitate refinance of the 9.75% and 10.125% bonds at 102.5 cents including cash consent payment of 2.5 cents.

On March 6, 2013, the Fund submitted its consent for its holdings in Claire’s Stores bonds to facilitate repayment of the 9.25% bonds at 101.8 cents and 9.625% bonds at 101.875 cents including cash consent payment of 3.0 cents.

On March 18, 2013, the Fund submitted its consent for its holdings in Travelport LLC bonds to facilitate refinance of the 9.875% bonds at 100 cents. On April 15, 2013 the tender process for Travelport bonds was completed. The Fund received 42.50 cents in cash and 57.50 in new 13.875% Senior Unsecured Bonds due March 1, 2016 for a total payment of 100 cents.

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

40

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

41

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

42

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

Name	Title	Date

	Chairman of the Board of Directors,	July 25, 2013
Gurpreet (Gurprit) S. Chandhoke	Chief Executive Officer and President (Principal Executive Officer)

	Chief Financial Officer, Treasurer and Secretary	July 25, 2013
Cecilia Shea	(Principal Financial Officer and Principal Accounting Officer)

*
Bhavin Shah	Director	July 25, 2013

*
Jeya Kumar	Independent Director	July 25, 2013

*
Amit Mahajan	Independent Director	July 25, 2013

*
Robert Winspear	Independent Director	July 25, 2013

43