Form 10-Q/A
period 2013-03-31
VII Peaks-KBR Co-Optivist Income BDC II, Inc.
filed 2013-07-30
CIK 1527385

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

Explanatory Note

VII Peaks-KBR Co-Optivist Income BDC II, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to its Quarterly Report on Form 10-Q for the period ended March 31, 2013, filed with the Securities and Exchange Commission on May 15, 2013 for the purpose of restating its financial statements to comply with the investment advisory agreement between the Company and the Company’s investment manager, VII Peaks-KBR BDC Advisor II, LLC (the “Manager”). Specifically, the restatement is resulting from a correction of a misinterpretation of the investment advisory agreement between the Company and the Manager, regarding organization and offering expenses. The Manager is entitled to receive reimbursement of organization and offering costs of up to 1.5% of the gross proceeds raised until all organization and offering costs have been reimbursed. Previously, the Company (i) expensed all organization expenses in the period incurred, (ii) capitalized all offering expenses incurred prior to the date the Company commenced operations (July 12, 2012) and amortized such amount over 12 months from such date, and (iii) expensed all offering expenses incurred after the Company commenced operations. The Company has restated its financial statements to reflect changes in its organization and offering expenses so that it expenses such amounts only when they are payable to the Manager. The Company added “Note 3. Restatement of previously issued financial statements,” and renumbered all subsequent notes. In addition to the changes to the financial statements resulting from the adoption of a different accounting method for organization and offering expenses, the change also resulted in changes to “Note 2. Significant Accounting Policies,” “Note 5. Related Party Transactions,” “Note 6. Earnings per Share,” “Note 8. Distributions,” and “Note 9. Financial Highlights.” The Company also revised its disclosure of related party transactions in Note 5. Related Party Transactions” and updated its disclosure of subsequent events in “Note 11. Subsequent Events.”

VII PEAKS-KBR CO-OPTIVIST INCOME BDC II, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2013

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VII PEAKS-KBR CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share data)

	As of
	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS

Investments, at fair value (amortized cost of $11,182 and $5,942)	$11,252	$5,823
Investments, money market at fair value	1,801	1,304
Interest receivable	326	132
Prepaid expenses	18	5
Due from related party	846	555
Receivable for common stock purchased	1,241	729
Total assets	$15,484	$8,548

LIABILITIES
Management and incentive fees payable	$66	$21
Accounts payable and accrued liabilities	119	71
Stockholder distributions payable	102	120
Total liabilities	287	212

NET ASSETS
Preferred stock, par value, $.001 per share, 50,000,000 authorized, none issued and outstanding	-	-
Common stock, par value, $.001 per share, 200,000,000 authorized; 1,705,761 and 950,733 shares issued and outstanding, respectively	2	1
Paid-in capital in excess of par value	15,407	8,558
Accumulated distribution in excess of net investment income	(282)	(104)
Net unrealized appreciation (depreciation) on investments	70	(119)
Total net assets	15,197	8,336
Total liabilities and net assets	$15,484	$8,548

Net asset value per share	$8.91	$8.77

The accompanying notes are an integral part of these financial statements.

VII PEAKS-KBR CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012

Investment income:
Interest from investments	$244	$-
Total investment income	244	-

Operating expenses:
Professional fees	61	-
Directors fees	11	-
Insurance	19	-
Management fees	75	-
Incentive fees	24	-
General and administrative	47	35
Organizational expense	111	-
Operating expenses before expense reimbursements	348	35
Expense reimbursement	(249)	-
Total operating expenses net of expense reimbursements	99	35

Net investment income (loss)	145	(35)

Realized and unrealized gain on investments:
Net realized gain from investments	47	-
Net unrealized appreciation on investments	189	-
Net realized and unrealized gain on investments	236	-

Net increase (decrease) in net assets resulting from operations	$381	$(35)

Per share information - basic and diluted:
Net investment income (loss)	$0.11	$(1.57)
Net increase (decrease) in net assets resulting from operations	$0.29	$(1.57)
Weighted average common shares outstanding	1,292,508	22,333

The accompanying notes are an integral part of these financial statements.

VII PEAKS-KBR CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012

Operations:
Net investment income (loss)	$145	$(35)
Net realized gain from investments	47	-
Net unrealized appreciation on investments	189	-
Net increase (decrease) in net assets from operations	381	(35)
Stockholder distributions:
Distributions from net investment income	(145)
Distributions from realized gains	(47)
Distributions from capital	(178)	-
Net decrease in net assets from stockholder distributions	(370)	-
Capital share transactions:
Issuance of common stock, net of issuance costs	6,696	-
Reinvestment of stockholder distributions	154
Net increase in net assets from capital share transactions	6,850	-

Total increase (decrease) in net assets	6,861	(35)
Net assets at beginning of period	8,336	197
Net assets at end of period	$15,197	$162

Net asset value per common share	$8.91	$4.57
Common shares outstanding at end of period	1,705,761	22,333

Accumulated distribution in excess of net investment income	$(282)	$-

The accompanying notes are an integral part of these financial statements.

VII PEAKS-KBR CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF CASH FLOWS

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012

Operating activities:
Net increase (decrease) in net assets from operations	$381	$(35)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Net accretion of discount on investments	(18)	-
Repayments of investments	2,006	-
Purchase of investments	(7,181)	-
Repayments of investments - money market	7,786	49
Purchase of investments - money market	(8,283)	-
Net realized gain from investments	(47)	-
Net unrealized appreciation on investments	(189)	-
(Increase) decrease in operating assets:
Interest receivable	(194)	-
	(13)	(10)
Receivable for common stock
Due from related party	(291)	(5)
Increase (decrease) in operating liabilities:
Management and incentive fees payable	45	-
Stockholder distributions payable	(18)
Accounts payable and accrued liabilities	48	1
Net cash used in operating activities	(5,968)	-

Financing activities:
Proceeds from issuance of shares of common stock, net	6,336	-
Stockholder distributions	(370)	-
Net cash provided by financing activities	5,968	-

Net decrease in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

Supplemental non-cash information:
DRIP distribution payable	$41	$-
Cash distribution payable	$61	$-
DRIP distribution paid	$154	$-

The accompanying notes are an integral part of these financial statements.

VII PEAKS-KBR CO-OPTIVIST INCOME BDC II, INC.

SCHEDULE OF INVESTMENTS

(dollars in thousands)

March 31, 2013

(Unaudited)

Portfolio Company (a)	Industry	Investment Coupon Rate, Maturity Date	Principal	Amortized Cost	Fair Value	% of Net Assets

Senior Secured First Lien Debt - 10.0% (b)

Apria Healthcare Group Inc.	Healthcare & Pharmaceuticals	11.25%, 11/01/2014	$335	$347	$345	2.3%
GXS Worldwide, Inc.	Services: Business	9.75%, 6/15/2015	585	608	607	4.0%
Rotech Healthcare, Inc.	Healthcare & Pharmaceuticals	10.75%, 10/15/2015	569	571	569	3.7%
Sub Total Senior Secured First Lien Debt			1,489	1,526	1,521	10.0%

Senior Secured Second Lien Debt - 18.9% (b)

Apria Healthcare Group Inc.	Healthcare & Pharmaceuticals	12.375%, 11/1/2014	335	335	342	2.1%
Aspect Software Inc.	Telecommunications	10.625%, 5/15/2017	585	586	585	3.9%
Bon-ton Department Stores, Inc.	Retail	10.625%, 7/15/2017	300	300	300	2.0%
Caesar's Entertainment Corp.	Hotel, Gaming & Leisure	10.00%, 12/15/2015	300	283	278	1.8%
Logan's Roadhouse, Inc.	Beverage, Food & Tobacco	10.75%, 10/15/2017	610	577	570	3.8%
Radiation Therapy Services, Inc.	Healthcare & Pharmaceuticals	8.875%, 1/15/2017	600	594	585	3.9%
Saratoga Resources, Inc.	Energy: Oil & Gas	12.50%, 7/1/2016	200	211	206	1.4%
Sub Total Senior Secured Second Lien Debt			2,930	2,886	2,866	18.9%

Senior Unsecured Debt - 34.6% (b)

Alliance HealthCare Services, Inc.	Healthcare & Pharmaceuticals	8.00%, 12/01/2016	585	537	565	3.7%
Alliance One International, Inc.	Beverage, Food & Tobacco	10.00%, 7/15/2016	585	613	618	4.1%
Avaya, Inc.	Telecommunications	9.75%, 11/01/2015	225	200	224	1.5%
Avaya, Inc.	Telecommunications	10.125%, 11/01/2015	225	200	224	1.5%
Bon-ton Department Stores, Inc.	Retail	10.25%, 3/15/2014	249	251	250	1.6%
Caesar's Entertainment Corp.	Hotel, Gaming & Leisure	10.75%, 2/01/2016	300	278	273	1.8%
Education Management LLC	Services: Consumer	15.00%, 7/01/2018 (c)	270	228	278	1.8%
First Data Corp.	Banking, Finance, Insurance & Real Estate	9.875%, 9/24/2015	360	370	371	2.4%
Harland Clarke Corp.	Banking, Finance, Insurance & Real Estate	9.50%, 5/15/2015	600	600	592	3.9%
Quicksilver Resources, Inc.	Energy: Oil & Gas	8.25%, 8/01/2015	285	278	280	1.8%
Quicksilver Resources, Inc.	Energy: Oil & Gas	11.75%, 1/01/2016	300	306	306	2.0%
Seitel, Inc.	High Tech Industries	9.75%, 2/15/2014	450	455	452	3.0%
Suntech Power Holdings Company, Ltd. (d)	Environmental Industries	3.00%, 5/15/2013	100	95	29	0.2%
Travelport LLC	Services: Consumer	9.875%, 9/01/2014	585	532	588	3.9%
YCC Holdings LLC	Consumer goods: Non-durable	10.25%, 2/15/2016 (e)	200	208	206	1.4%
Sub Total Senior Unsecured Debt			5,319	5,151	5,256	34.6%

Senior Subordinated Debt -10.6% (b)

First Data Corp.	Banking, Finance, Insurance & Real Estate	11.25%, 3/31/2016	300	299	302	1.9%
Sealy Mattress Co.	Consumer goods: Durable	8.25%, 6/15/2014	600	605	602	4.0%
Serena Software, Inc.	High Tech Industries	10.375%, 3/15/2016	490	506	497	3.3%
The Yankee Candle Company, Inc.	Consumer goods: Non-durable	9.75%, 2/15/2017	200	209	208	1.4%
Sub Total Senior Subordinated Debt			1,590	1,619	1,609	10.6%

U.S. Bank Money Market 5 - CT	Investments – Money Market	0.04% demand	1,801	1,801	1,801	11.8%
Total Investments - Money Market – 11.8%			1,801	1,801	1,801	11.8%

TOTAL INVESTMENTS - 85.9% (b)				$12,983	$13,053	85.9%

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

(c) Interest is payable in additional notes.

(d) Non-U.S. company. The principal place of business for Suntech Power Holdings Company, Ltd. Is China.

(e) The issuer has the option of paying interest in additional notes, in which event the interest rate is 11%.

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

 As discussed in Note 2, during the second quarter of fiscal 2013, the Fund restated its financial statements for organization and offering expenses in order to comply with the terns of the investment advisory agreement between the Fund and the Manager. Previously, the Fund expensed all organization costs as they were incurred by the Manager. Previously, the Fund capitalized all offering expenses incurred prior to the date of commencement of operations (July 12, 2012) as deferred offering costs and amortized that amount over 12 months from the date of commencement of operations, and expensed all offering costs incurred by the Manager after the commencement of operations as they were incurred by the Manager. However, because the Fund is only obligated to reimburse the Manager to the extent of 1.5% of gross offering proceeds, the Fund is restating its financial statements to reflect the expense and obligation to the Manager only as they are payable to the Manager at 1.5% of offering proceeds. The following table summarizes the effects of the restatement on the specific items presented in the Company’s balance sheet as of March 31, 2013 and its statement of operations for the three months ended March 31, 2013, as previously reported in its Form 10-Q for the period ending March 31, 2013.

Statement of Assets and Liabilities	As previously reported	As restated
Due from related party	$610	$846
Deferred offering costs	236	-
Accumulated distribution in excess of net investment income	(329)	(282)
Accumulated undistributed net realized gain from investments	47	-

Statement of Operations

Organizational and offering expense	$369	$111
Expense reimbursement	(507)	(249)

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

	Level 1	Level 2	Total
Investments - money market	$1,304	$—	$1,304
Senior Secured First Lien Debt	—	819	819
Senior Secured Second Lien Debt	—	859	859
Senior Unsecured Debt	—	3,115	3,115
Senior Subordinated Debt	—	1,030	1,030
Total	$1,304	$5,823	$7,127

No transfers between levels have occurred during the periods presented.

Note 4. Valuation of Portfolio Investments (continued)

The composition of the Fund’s investments as of March 31, 2013, at amortized cost and fair value were as follows (dollars in thousands).

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$1,526	$1,521	11.6%
Senior Secured Second Lien Debt	2,886	2,866	22.0
Senior Unsecured Debt	5,151	5,256	40.3
Senior Subordinated Debt	1,619	1,609	12.3
Investments - money market	1,801	1,801	13.8
Total	$12,983	$13,053	100.0%

The composition of the Fund’s investments as of December 31, 2012, at amortized cost and fair value were as follows (dollars in thousands).

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$820	$819	11.5%
Senior Secured Second Lien Debt	911	859	12.1
Senior Unsecured Debt	3,174	3,116	43.7
Senior Subordinated Debt	1,038	1,030	14.4
Investments - money market	1,304	1,304	18.3
Total	$7,247	$7,127	100.0%

Note 5.  Related Party Transactions

The Fund is managed by the Manager. The Manager is wholly-owned by VII Peaks-KBR, LLC which is a joint venture between VII Peaks Capital, LLC (“VII Peaks”), and KBR Capital Advisors, LLC (“KBR”).

Investment Advisory Agreement

The Fund has entered into an investment advisory agreement with the Manager to manage the Fund’s investment activities. Pursuant to the investment advisory agreement, the Manager implements the Fund’s business strategy on a day-to-day basis and performs certain services for us, subject to oversight by our board of directors. The Manager is responsible for, among other duties, determining investment criteria, sourcing, analyzing and executing investment transactions, asset sales, financings and performing asset management duties. Under the investment advisory agreement, the Manager is entitled to a base management and incentive fee as outlined in the Investment Advisory Agreement with the Fund. The base management fee is 2% of net assets below $100 million; 1.75% of net assets between $100 million and $250 million; and 1.5% of net assets over $250 million. For the three months ended March 31, 2013, the Fund incurred $75 of base management fees.

The incentive fee has two parts. The first part, the subordinated incentive fee on income, is calculated and payable quarterly in arrears based upon the Fund’s “pre-incentive fee net investment income” for the immediately preceding quarter. The subordinated incentive fee on income is 20% of pre-incentive net investment income subject to a quarterly return to investors, expressed as a rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, of 2.0% (8.0% annualized). The second part of the incentive fee, the incentive fee on capital gains, is an incentive fee on capital gains earned on liquidated investments from the portfolio and is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement). This fee equals 20% of the Fund’s incentive fee capital gains, which will equal the Fund’s realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. For the three months ended March 31, 2013, the Fund accrued $24 of incentive fees related to capital gains and none related to invest investment income.

Note 4.  Related Party Transactions (continued)

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

For the three months ended March 31, 2013 and for the period from August 4, 2011 (inception) through December 31, 2012, the Manager incurred organizational and offering costs of $116,000 and $1,429,000, respectively. Of the total $1,545,000 organizational and offering costs incurred from inception through March 31, 2013, $111,000 was reimbursed to the Manager during the three months ended March 31, 2013, and an aggregate of $253,000 had been reimbursed since the Fund commenced operations on July 12, 2012. The Fund expects that the Manager will continue to incur organizational and offering costs as the Fund’s offering continues, and such additional organizational and offering costs will increase the amount to which the Manager will be entitled to reimbursement from gross offering proceeds. The unreimbursed amount will be eligible for reimbursement to the extent the Fund receives subscriptions until March 1, 2014, which is the currently scheduled date that the offering period ends, unless it is extended. Organizational and offering expenses paid for by the Manager and reimbursed by the Fund are expensed on the Fund’s statement of operations as they are payable to the Manager.

From time to time, the Fund has paid directly certain expenses that were classified as organization or offering expenses that should have been borne by the Manager and for which the Manager is obligated to reimburse the Fund. As of March 31, 2013, the unreimbursed amount of organization and offering expenses was $73,000 which amount is included in “Due from related party” on the Fund’s balance sheet as of that date.

Expense Reimbursement Agreement

On November 9, 2012, the Fund entered into an expense reimbursement agreement with the Manager, under which the Manager agreed to reimburse the Fund for all U.S. GAAP compliant expenses recognized on the quarterly financial statements of the Fund for 2012, retroactive to the date of formation of the Fund on August 3, 2011. In 2013, the expense reimbursement agreement was modified to exclude management fees and incentive fees payable to the Manager effective as of January 1, 2013. The Fund recognizes a receivable on its books for the amount due from the Manager under the expense reimbursement agreement, and the Manager recognizes a liability on its books in the same amount. The expense reimbursement agreement allows the Manager and the Fund to offset the receivable in favor of the Fund created under the expense reimbursement agreement against the contingent payable owed by the Fund to the Manager under the investment advisory agreement, resulting in a net receivable or payable position. As of March 31, 2013, the Manager was indebted to the Fund for $773,000 of expense reimbursements under the expense reimbursement agreement.

The expense reimbursement agreement expires on the earlier of August 3, 2014 or the start of the quarter in which the Fund reaches $75 million in net assets. Amounts reimbursed by the Manager under the expense reimbursement agreement are not subject to recoupment by the Manager at a later date.

Administration Agreement

 The Fund has also entered into an administration agreement with the Manager under which the Manager provides the Fund with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities and provides or oversees the performance of, the Fund’s required administrative services, which include, among other things, being responsible for the financial records which the Fund is required to maintain and preparing reports to its stockholders. The Manager is reimbursed amounts based on allocable portion of overhead costs under this agreement. During the three months ended March 31, 2013, the Fund reimbursed the Manager for $12,000 in administration expenses under the administration agreement.

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

	For the three months ended March 31, 2013	For the three months ended March 31, 2012
Basic and diluted
Net increase (decrease) in net assets resulting from operations	$381	$(35)
Weighted average common shares outstanding	1,292,508	22,333
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.29	$(1.57)

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

The following table reflects the distributions per share declared and paid or payable in cash or through the distribution reinvestment plan (“DRIP”) on the Fund’s common stock to date (dollars in thousands except per share amounts) through March 31, 2013:

	SOURCE OF DISTRIBUTION
Payment Dates	Net Investment Income	Realized Gain from Investments	Return of Capital	Per Share	Paid in Cash	DRIP	TOTAL

2012
August 17, 2012	$4	$-	$-	$0.03	$3	$1	$4
August 31, 2012	4	-	-	0.03	3	1	4
September 14, 2012	9	-	-	0.03	6	3	9
September 28, 2012	9	-	-	0.03	6	3	9
October 15, 2012	6	-	6	0.03	8	4	12
October 31, 2012	-	-	12	0.03	8	4	12
November 16, 2012	17	-	-	0.03	11	6	17
November 30, 2012	17	-	-	0.03	11	6	17
December 17, 2012	22	-	-	0.03	12	10	22
December 31, 2012	23	-	-	0.03	13	10	23
2013
January 17, 2013 (1)	35	-	57	0.11	58	36	92
January 31, 2013	0	-	29	0.03	18	11	29
February 14, 2013	35	-	-	0.03	21	14	35
February 28, 2013	38	-	-	0.03	23	15	38
March 14, 2013 (1)	72	47	31	0.11	89	61	150
March 29, 2013	-	-	47	0.03	29	18	47
April 15, 2013	49	-	49	0.03	29	20	49
April 30, 2013	51	-	51	0.03	31	20	51
	$391	$47	$282		$379	$243	$620

(1)	Includes a special distribution of $0.077 per share.

The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common stock during the three months ended March 31, 2013:

	Three Months Ended March 31, 2013
Source of Distribution	Distribution Amount	Percentage
Net investment income(1)	$145	39.2%
Capital gains proceeds from the sale of assets	47	12.7%
Distributions on account of preferred and common equity	178	48.1%
Total	$370	100%

Note 9.  Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2013:

For the three months ended March 31, 2013
Per share data:
Net asset value, beginning of period	$8.77

Results of operations (1)
Net investment income (loss)	0.11
Net realized gain on investments	0.04
Net unrealized gain on investments	0.14
Net increase (decrease) in net assets resulting from operations	0.29

Stockholder distributions (2)
Distributions from net investment income	(0.11)
Distributions from realized gains	(0.04)
Distributions from capital	(0.14)
Net decrease in net assets resulting from stockholder distributions	(0.29)

Capital share transactions
Impact from issuance of common stock (3)	0.14
Net increase in net assets resulting from capital share transactions	0.14
Net asset value, end of period	$8.91
Shares outstanding at end of period	1,705,761
Total return (5)	4.85%
Ratio/Supplemental data:
Net assets, end of period (in thousands)	$15,197
Average net assets (in thousands)	$15,521
Ratio of net investment income to average net assets (4)(7)	4.63%
Ratio of operating expenses to average net assets (4)(7)	3.16%
Ratio of expenses reimbursed to average net assets (7)	(7.95)%
Portfolio turnover ratio (6)	34.51%

(1)	The per share amounts were derived by using the weighted average shares outstanding during the period. Net investment income per share excluding the expense reimbursements would have been ($0.08) for the three months ended March 31, 2013. There was no expense waiver and reimbursement for March 31, 2012.

(2)	The per share data for distributions reflects the actual amount of distributions declared per share during the period.

(3)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Fund's continuous offering.

(4)	The ratios are after giving effect to amounts reimbursed by the Manager under an expense reimbursement agreement. See “Note 5 – Related Party Transactions.” For the three months ended March 31, 2013, excluding the expense reimbursement, the ratio of net investment income and operating expenses to average net assets would have been (3.32%) and 11.12%, respectively. For the three months ended March 31, 2012, there was no expense reimbursement.

(5)	Total return is calculated assuming a purchase of shares at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. The total return based on net asset value for the three months ended March 31, 2013, includes the effect of the expense reimbursement which added 1.66% to the return. For the three months ended March 31 2012, there was no expense reimbursement.

(6)	Portfolio turnover rate is calculated using the year-to-date sales over the average of the invested assets at fair value. Not annualized.

(7)	Ratios are annualized.

Note 10.  Subsequent Events

Management of the Fund has evaluated subsequent events in the preparation of the Fund’s financial statements and has determined that no events require recognition or disclosure in the financial statements except for the following:

After April 1, 2013, the Fund issued 0.3 million shares of common stock for gross proceeds of $2.9 million. Effective as of April 30, 2013, the Fund ceased issuing shares in its continuous offering pending approval of a post-effective amendment to its Form N-2 registration statement. With the proceeds from the Fund’s continuous offering, the Fund purchased a total of twenty four debt investments with an aggregate face value of $5.2 million for $5.0 million in cash. The Fund had four debt investments fully called with a carrying value of $1.8 million and an aggregate redemption value of $1.8 million and two debt investments partially called with a carrying value of $0.4 million and a redemption value of $0.4 million.

Between April 1, 2013 and June 30, 2013, the Fund declared four semi-monthly cash distributions, payable on May 17, May 31, June 14 and June 28, 2013, each in the amount of $0.031084 per share.

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

The following table presents our portfolio composition based on fair value at March 31, 2013 and December 31, 2012.

	At March 31, 2013		At December 31, 2012
	Percentage of Total Portfolio	Weighted Average Current Coupon Yield	Percentage of Total Portfolio	Weighted Average Current Coupon Yield
Senior Secured First Lien Debt	11.6%	10.5%	11.5%	10.4%
Senior Secured Second Lien Debt	22.0	10.6	12.1	11.0
Senior Unsecured Debt	40.3	9.5	43.7	9.5
Senior Subordinated Debt	12.3	9.7	14.4	9.4
Investments - money market	13.8	-	18.3	-
Total	100.0%	10.0%	100.0%	9.8%

As of March 31, 2013, our investment portfolio had a yield to maturity of 11.20%.

The following table shows the portfolio composition by industry grouping at fair value at March 31, 2013 and December 31, 2012 (dollars in thousands).

	At March 31, 2013		At December 31, 2012
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Healthcare & Pharmaceuticals	$2,405	18.4%	$830	11.7%
Investments - money market	1,801	13.8	1,304	18.3
Banking, Finance, Insurance & Real Estate	1,264	9.7	358	5.0
Beverage, Food & Tobacco	1,188	9.1	769	10.8
Telecommunications	1,034	7.9	764	10.7
High Tech Industries	949	7.3	771	10.8
Services: Consumer	866	6.6	541	7.6
Energy: Oil & Gas	792	6.1	—	—
Services: Business	607	4.7	365	5.1
Consumer Goods: Durable	602	4.6	401	5.6
Hotel, Gaming & Leisure	551	4.2	—	—
Retail	551	4.2	564	7.9
Consumer Goods: Non-durable	414	3.2	415	5.8
Environmental Industries	29	0.2	46	0.7
Total	$13,053	100.0%	$7,128	100.0%

Results of Operations

Operating results for the three months ended March 31, 2013 and 2012 are as follows (dollars in thousands):

	For the three months ended March 31, 2013	For the three months ended March 31, 2012
Total investment income	$244	$—
Total expenses, net	99	35
Net investment income (loss)	145	(35)
Net realized gain	47	—
Net unrealized appreciation	189	—
Net increase (decrease) in net assets resulting from operations	$381	$(35)

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

Expenses

The composition of our operating expenses for the three months ended March 31, 2013 and 2012 was as follows (dollars in thousands):

	For the three months ended March 31, 2013	For the three months ended March 31, 2012
Professional fees	$61	$—
Director fees	11	—
Insurance	19	—
Management fees	75	—
Incentive fees	24	—
General and administrative	47	35
Organizational expense	111	—
Operating expenses before expense reimbursements	348	35
Expense reimbursement	(249)	—
Total operating expenses net of expense reimbursements	$99	$35

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

Changes in Net Assets from Operations

For the three months ended March 31, 2013, we recorded a net increase in net assets resulting from operations of $0.4 million. Based on 1,292,508 weighted average common shares outstanding for the three months ended March 31, 2013, our per share net increase and decrease in net assets resulting from operations was $0.29.

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

Prior to investing in debt securities, we invest the net proceeds from our continuous offering primarily in money market funds that invest in U.S. government securities and high-quality debt instruments maturing in one year or less from the time of investment. As of March 31, 2013, we had $1.8 million invested in money market investments pending investment in debt instruments.

For the three months ended March 31, 2013, we experienced a net increase in money market investments of $0.5 million. For the three months ended March 31, 2013, approximately $6.0 million was generated from our financing activities, which primarily consisted of $6.9 million in net offering proceeds received, offset by $370,000 in distributions. We used approximately $0.4 million of cash in our operating activities primarily as a result of increases in receivables for interest, and due from related party totaling $1 million. Also, we received proceeds from the sale of, repayment of and principal payments on portfolio debt investments of $2 million, offset by the purchase of new portfolio debt investments of $7.2 million.

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

