Form 10-Q
period 2013-06-30
VII Peaks-KBR Co-Optivist Income BDC II, Inc.
filed 2013-08-07
CIK 1527385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding as of August 7, 2013 was 2,005,184.

VII PEAKS-KBR CO-OPTIVIST INCOME BDC II, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2013

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VII PEAKS-KBR CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share data)

(Unaudited)

	As of
	June 30, 2013	December 31, 2012
		(1)
ASSETS

Investments, at fair value (amortized cost of $16,140 and $5,942)	$15,901	$5,823
Investments, money market at fair value (cost of $518 and $1,304)	518	1,304
Total investments, at fair value	$16,419	$7,127
Interest receivable	423	132
Prepaid expenses	4	5
Due from related party	1,130	555
Receivable for common stock purchased	-	729
Total assets	$17,976	$8,548

LIABILITIES
Payable for unsettled trades	$72	$-
Management and incentive fees payable	27	21
Accounts payable and accrued liabilities	154	71
Stockholder distributions payable	62	120
Total liabilities	$315	$212

NET ASSETS
Preferred stock, par value, $.001 per share, 50,000,000 authorized, none issued and outstanding	-	-
Common stock, par value, $.001 per share, 200,000,000 authorized; 2,000,185 and 950,733 shares issued and outstanding, respectively	2	1
Paid-in capital in excess of par value	18,104	8,558
Accumulated distribution in excess of net investment income	(296)	(104)
Accumulated undistributed net realized gain from investments	90	-
Net unrealized depreciation on investments	(239)	(119)
Total net assets	17,661	8,336
Total liabilities and net assets	$17,976	$8,548

Net asset value per share	$8.83	$8.77

The accompanying notes are an integral part of these financial statements.

(1) Derived from the Company’s audited Financial Statements as of December 31, 2012.

VII PEAKS-KBR CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended June 30,	For the Three Months Ended June 30,	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2013	2012	2013	2012
		(Restated)		(Restated)
Investment income:
Interest from investments	$401	$-	$644	$-
Other income	-	-	1	-
Total investment income	$401	$-	$645	$-

Operating expenses:
Professional fees	128	-	189	-
Directors fees	9	-	20	-
Insurance	21	-	40	-
Management fees	88	-	163	-
Incentive fees	(23)	-	-	-
General and administrative	83	56	131	91
Organizational and offering expense	43	-	195	-
Operating expenses before expense reimbursements	349	56	738	91
Expense reimbursement	(285)	-	(575)	-
Total operating expenses net of expense reimbursements	64	56	163	91

Net investment income (loss)	337	(56)	482	(91)

Realized and unrealized gain (loss) on investments:
Net realized gain from investments	44	-	90	-
Net unrealized depreciation on investments	(310)	-	(120)	-
Net realized and unrealized loss on investments	(266)	-	(30)	-

Net increase (decrease) in net assets resulting from operations	$71	$(56)	$452	$(91)

Per share information - basic and diluted:
Net investment income (loss)	$0.18	$(2.51)	$0.30	$(4.07)
Net increase (decrease) in net assets resulting from operations	$0.04	$(2.51)	$0.28	$(4.07)
Weighted average common shares outstanding	1,914,889	22,333	1,605,418	22,333

The accompanying notes are an integral part of these financial statements.

VII PEAKS-KBR CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share and per share data)

(Unaudited)

	For the Six Months Ended June 30, 2013	For the Six Months Ended June 30, 2012
		(Restated)
Operations:
Net investment income (loss)	$482	$(91)
Net realized gain from investments	90	-
Net unrealized depreciation on investments	(120)	-
Net increase (decrease) in net assets from operations	452	(91)
Stockholder distributions:
Distributions from net investment income	(482)	-
Distributions from capital	(90)	-
Distributions from net realized gain on investments	(102)	-
Net decrease in net assets from stockholder distributions	(674)	-
Capital share transactions:
Issuance of common stock, net of issuance costs	9,258	-
Reinvestment of stockholder distributions	288
Net increase in net assets from capital share transactions	9,546	-

Total increase (decrease) in net assets	9,324	(91)
Net assets at beginning of period	8,337	197
Net assets at end of period	$17,661	$106

Net asset value per common share	$8.83	$4.75
Common shares outstanding at end of period	2,000,185	22,333

Accumulated distribution in excess of net investment income	$(296)	$(95)

The accompanying notes are an integral part of these financial statements.

VII PEAKS-KBR CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF CASH FLOWS

(in thousands, except share and per share data)

(Unaudited)

	For the Six Months Ended June 30, 2013	For the Six Months Ended June 30, 2012
		(Restated)
Operating activities:
Net increase (decrease) in net assets from operations	$452	$(91)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Net accretion of discount on investments	(38)	-
Repayments of investments	5,994	-
Purchase of investments	(16,064)	-
Repayments of investments - money market	16,994	139
Purchase of investments - money market	(16,208)	-
Net realized gain from investments	(90)	-
Net unrealized depreciation on investments	120	-
(Increase) decrease in operating assets:
Interest receivable	(291)	-
Prepaid expenses	-	(14)
Due from related party	(575)	(30)
Receivable for common stock purchased	729	-
Increase (decrease) in operating liabilities:
Payable for unsettled trades	72	-
Management and incentive fees payable	7	-
Accounts payable and accrued liabilities	83	(4)
Net cash used in operating activities	(8,815)	-

Financing activities:
Proceeds from issuance of shares of common stock, net	9,258	-
Stockholder distributions	(443)	-
Net cash provided by financing activities	8,815	-

Net increase in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

Supplemental non-cash information:
DRIP distribution payable	$24	$-
Cash distribution payable	$38	$-
DRIP distribution paid	$288	$-

The accompanying notes are an integral part of these financial statements.

VII PEAKS-KBR CO-OPTIVIST INCOME BDC II, INC.

SCHEDULE OF INVESTMENTS

(dollars in thousands)

June 30, 2013

(Unaudited)

Portfolio Company (a)	Industry	Investment Coupon Rate, Maturity Date	Principal	Amortized Cost	Fair Value	% of Net Assets

Senior Secured First Lien Debt - 7.8% (b)
GXS Worldwide, Inc.	Services: Business	9.75%, 6/15/2015	$785	$813	$800	4.5%
Rotech Healthcare, Inc.	Healthcare & Pharmaceuticals	10.75%, 10/15/2015	569	570	578	3.3%
Sub Total Senior Secured First Lien Debt			1,354	1,383	1,378	7.8%

Senior Secured Second Lien Debt - 20.8% (b)
Apria Healthcare Group Inc.	Healthcare & Pharmaceuticals	12.38%, 11/1/2014	$571	$587	$579	3.3%
Aspect Software Inc.	Telecommunications	10.63%, 5/15/2017	585	586	586	3.4%
Bon-ton Department Stores, Inc.	Retail	10.63%, 7/15/2017	40	41	40	0.2%
Caesar's Entertainment Corp.	Hotel, Gaming & Leisure	10.00%, 12/15/2015	375	354	323	1.8%
Logan's Roadhouse, Inc.	Beverage, Food & Tobacco	10.75%, 10/15/2017	710	675	659	3.7%
Radiation Therapy Services, Inc.	Healthcare & Pharmaceuticals	8.88%, 1/15/2017	800	786	752	4.3%
Saratoga Resources, Inc.	Energy: Oil & Gas	12.50%, 7/1/2016	725	757	732	4.1%
Sub Total Senior Secured Second Lien Debt			3,806	3,786	3,671	20.8%

Senior Unsecured Debt - 37.3% (b)
Alliance HealthCare Services, Inc.	Healthcare & Pharmaceuticals	8.00%, 12/01/2016	$585	$540	$589	3.4%
Alliance One International, Inc.	Beverage, Food & Tobacco	10.00%, 7/15/2016	785	822	803	4.5%
Avaya, Inc.	Telecommunications	9.75%, 11/01/2015	515	494	510	2.9%
Avaya, Inc.	Telecommunications	10.13%, 11/01/2015	325	303	322	1.8%
Caesar's Entertainment Corp.	Hotel, Gaming & Leisure	10.75%, 2/01/2016	375	347	308	1.7%
Ceridian Corporation	Services: Business	11.25%, 11/15/2015	350	364	355	2.0%
Ceridian Corporation	Services: Business	12.25%, 11/15/2015	460	478	466	2.6%
Clear Channel Communications, Inc.	Media: Broadcasting & Subscription	10.75%, 8/1/2016	490	409	425	2.4%
Clear Channel Communications, Inc.	Media: Broadcasting & Subscription	11.00%, 8/1/2016	388	326	342	1.9%
Education Management LLC (c)	Services: Consumer	15.00%, 6/01/2014	270	229	280	1.6%
Freescale Semiconductor, Inc.	High Tech Industries	8.88%, 12/15/2014	14	14	14	0.1%
Harland Clarke Corp.	Banking, Finance, Insurance & Real Estate	9.50%, 5/15/2015	651	653	644	3.6%
Hutchinson Technology, Inc.	High Tech Industries	8.50%, 1/15/2026	208	201	195	1.1%
NII Cap Corp.	Telecommunications	10.00%, 8/15/2016	800	789	776	4.4%
Suntech Power Holdings Company, Ltd. (d)	Environmental Industries	3.00%, 5/15/2013	100	95	28	0.2%
Travelport LLC	Services: Consumer	13.88%, 3/01/2016	336	303	344	1.9%
YCC Holdings LLC (e)	Consumer goods: Non-durable	10.25%, 2/15/2016	200	208	206	1.2%
Sub Total Senior Unsecured Debt			6,852	6,575	6,607	37.3%

Senior Subordinated Debt -24.2% (b)
Affinion Group, Inc.	Media: Advertising, Printing, & Publishing	11.50%, 10/15/2015	$800	$695	$616	3.5%
Claires Stores, Inc.	Retail	10.50%, 6/01/2017	215	220	223	1.3%
DJO Finance, LLC.	Healthcare & Pharmaceuticals	9.75%, 10/15/2017	760	802	775	4.4%
First Data Corp.	Banking, Finance, Insurance & Real Estate	11.25%, 3/31/2016	625	632	611	3.5%
Radio One, Inc.	Media: Broadcasting & Subscription	12.50%, 5/24/2016	775	789	781	4.4%
Serena Software, Inc.	High Tech Industries	10.38%, 3/15/2016	590	608	581	3.3%
The Yankee Candle Company, Inc.	Consumer goods: Non-durable	9.75%, 2/15/2017	200	209	207	1.2%
Travelport LLC	Services: Consumer	11.88%, 9/01/2016	485	441	451	2.6%
Sub Total Senior Subordinated Debt			4,450	4,396	4,245	24.2%

Investments - Money Market -2.9%
Investments - Money Market			$518	518	518	2.9%
Sub Total Investments - Money Market			518	518	518	2.9%

TOTAL INVESTMENTS - 93.0% (b)				$16,658	$16,419	93.0%

(a) All of our investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, except for Alliance One International, Inc., Bon-ton Department Stores, Inc., Clear Channel Communications Inc.,Caesar's Entertainment Corp., Education Management LLC, Freescale Semiconductor, Inc., NII Capital Corp., and Suntech Power Holdings Company, Ltd.

(b) Percentages are based on net assets of $17,661 as of June 30, 2013.

(c) Interest is payable in additional notes.

(d) Non-U.S. company. The principal place of business for Suntech Power Holdings Company, LTD is China.

(e) The issuer has the option of paying interest in additional notes, in which event the interest rate is 11%

The accompanying notes are an integral part of these financial statements.

VII PEAKS-KBR CO-OPTIVIST INCOME BDC II, INC.

SCHEDULE OF INVESTMENTS

(dollars in thousands)

December 31, 2012

Portfolio Company (a)	Industry	Investment Coupon Rate, Maturity Date	Principal	Amortized Cost	Fair Value	% of Net Assets

Senior Secured First Lien Debt - 10.0% (b)
Apria Healthcare Group, Inc.	Healthcare & Pharmaceuticals	11.25%, 11/01/2014	$150	$155	$155	2.0%
GXS Worldwide, Inc.	Services: Business	9.75%, 6/15/2015	350	364	365	4.4%
Rotech Healthcare, Inc.	Healthcare & Pharmaceuticals	10.75%, 10/15/2015	300	300	299	3.6%
Sub Total Senior Secured First Lien Debt			800	819	819	10.0%

Senior Secured Second Lien Debt - 10.3% (b)
Apria Healthcare Group, Inc.	Healthcare & Pharmaceuticals	12.38%, 11/1/2014	$150	$149	$149	1.8%
Aspect Software, Inc.	Telecommunications	10.63%, 5/15/2017	400	409	362	4.3%
Logan's Roadhouse, Inc.	Beverage, Food & Tobacco	10.75%, 10/15/2017	375	353	348	4.2%
Sub Total Senior Secured Second Lien Debt			925	911	859	10.3%

Senior Unsecured Debt - 37.3% (b)
Alliance HealthCare Services, Inc.	Healthcare & Pharmaceuticals	8.00%, 12/1/2016	$250	$217	$227	2.7%
Alliance One International, Inc.	Beverage, Food & Tobacco	10.00%, 7/15/2016	400	418	421	5.1%
Avaya, Inc.	Telecommunications	9.75%, 11/01/2015	225	198	200	2.4%
Avaya, Inc.	Telecommunications	10.13%, 11/01/2015	225	198	201	2.4%
Bon-ton Department Stores, Inc.	Retail	10.25%, 3/15/2014	350	351	347	4.2%
Claire's Stores, Inc.	Retail	9.63%, 6/01/2015	235	219	217	2.6%
Education Management LLC	Services: Consumer	8.75%, 6/1/2014	400	343	321	3.9%
First Data Corp.	Banking, Finance, Insurance & Real Estate	10.55%, 9/24/2015	175	181	179	2.1%
First Data Corp.	Banking, Finance, Insurance & Real Estate	9.88%, 9/24/2015	175	180	179	2.1%
Seitel, Inc.	High Tech Industries	9.75%, 2/15/2014	350	355	351	4.2%
Suntech Power Holdings Company, Ltd. (c)	Environmental Industries	3.00%, 3/15/2013	100	91	46	0.5%
Travelport LLC	Services: Consumer	9.88%, 9/01/2014	250	216	220	2.6%
YCC Holdings LLC (d)	Consumer goods: Non-durable	10.25%, 2/15/2016	200	207	206	2.5%
Sub Total Senior Unsecured Debt			3,335	3,174	3,115	37.3%

Senior Subordinated Debt -12.3% (b)
Sealy Mattress Co.	Consumer goods: Durable	8.25%, 6/15/2014	$400	$404	$401	4.8%
Serena Software, Inc.	High Tech Industries	10.38%, 3/15/2016	410	424	420	5.0%
The Yankee Candle Company, Inc.	Consumer goods: Non-durable	9.75%, 2/15/2017	200	210	209	2.5%
Sub Total Senior Subordinated Debt			1,010	1,038	1,030	12.3%

Investments - Money Market -15.6%
Investments - Money Market			$1,304	1,304	1,304	15.6%
Sub Total Investments - Money Market			1,304	1,304	1,304	15.6%

TOTAL INVESTMENTS - 85.5% (b)				$7,246	$7,127	85.5%

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

(c) Non-U.S. company. The principal place of business for Suntech Power Holdings Company, Ltd. Is China.

(d) The issuer has the option of paying interest in additional notes, in which event the interest rate is 11%

The accompanying notes are an integral part of these financial statements.

VII PEAKS-KBR CO-OPTIVIST INCOME BDC II, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2013

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

On August 9, 2011, the Fund filed a registration statement on Form N-2 to sell up to 75.0 million shares of common stock at an initial public offering price of $10.00 per share. The registration statement was declared effective by the Securities Exchange Commission (the “SEC”) on March 1, 2012. The Fund was to commence operations when it raised gross offering proceeds of over $1.0 million, all of which was from persons who were not affiliated with the Fund or VII Peaks-KBR BDC Advisor II, LLC (the “Manager”) by one year from the date the registration statement was declared effective by the SEC. Prior to the successful satisfaction of that condition, all subscription payments were placed in an account held by the escrow agent, UMB Bank, N.A., in trust for the benefit of the Fund’s subscribers, pending release to the Fund. The Fund achieved the minimum offering requirement on July 10, 2012 and commenced operations on such date. As of June 30, 2013, the Fund had issued 2.0 million shares of common stock for gross proceeds of $20.0 million.

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Fund included herein were prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, necessary for a fair presentation of the results for the interim period. This Form 10-Q should be read in conjunction with the Fund’s annual report on Form 10-K/A for the year ended December 31, 2012, which was filed with the SEC on July 30, 2013. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2013. Certain prior period amounts have been reclassified to conform with the current period presentation.

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

Note 2.  Summary of Significant Accounting Policies (continued)

Organizational and Offering Costs

The Fund is a closed-end fund with a continuous offering period. Under the investment advisory agreement between the Fund and the Manager, our Manager fronts the cost of the organizational and offering expenses which are reimbursable by the Fund with up to 1.5% of the gross offering proceeds. The Fund expenses organizational and offering costs as they become payable under the investment advisory agreement.

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

New Accounting Pronouncements

In June 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-08, Financial Services – Investment Companies (Accounting Standards Codification (“ASC”) Topic 946), which affects the scope, measurement and disclosure requirements for investment companies under GAAP.  The amendments (i) change the approach to the investment company assessment in ASC Topic 946, clarify the characteristics of an investment company, and provide comprehensive guidance for assessing whether an entity is an investment company; (ii) require an investment company to measure noncontrolling ownership interests in other investment companies at fair value rather than the equity method of accounting; and (iii) require the following additional disclosures (a) the fact that the entity is an investment company and is applying the guidance in ASC Topic 946, (b) information about changes, if any, in an entity’s status as an investment company, and (c) information about financial support provided or contractually required to be provided by an investment company to any of its investees.  This guidance is effective for interim an annual reporting periods beginning on or after December 15, 2013. The Fund is currently assessing the impacts ASU 2013-08 will have on its financial statements.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with GAAP and those prepared under International Financial Reporting Standards (“IFRS”). Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 did not have a material impact on our financial position or results of operations.

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

Expense Reimbursement Agreement

Separate from the investment advisory agreement described under “Organizational and Offering Costs,” the Manager has agreed to reimburse the Fund for certain operating expenses. Such reimbursed amounts are not subject to recoupment. See “Note 4 – Related Party Transactions.

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

The following table presents fair value measurements of investments, by major class, as of June 30, 2013 according to the fair value hierarchy (dollars in thousands).

	Level 1	Level 2	Total
Investments - money market	$518	$—	$518
Senior Secured First Lien Debt	—	1,378	1,378
Senior Secured Second Lien Debt	—	3,671	3,671
Senior Unsecured Debt	—	6,607	6,607
Senior Subordinated Debt	—	4,245	4,245
Total	$518	$15,901	$16,419

The following table presents fair value measurements of investments, by major class, as of December 31, 2012 according to the fair value hierarchy (dollars in thousands).

	Level 1	Level 2	Total
Investments - money market	$1,304	$—	$1,304
Senior Secured First Lien Debt	—	819	819
Senior Secured Second Lien Debt	—	859	859
Senior Unsecured Debt	—	3,115	3,115
Senior Subordinated Debt	—	1,030	1,030
Total	$1,304	$5,823	$7,127

No transfers between levels have occurred during the periods presented.

Note 3. Valuation of Portfolio Investments (continued)

The composition of the Fund’s investments as of June 30, 2013, at amortized cost and fair value were as follows (dollars in thousands).

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Investments – money market	$518	$518	3.2%
Senior Secured First Lien Debt	1,383	1,378	8.4
Senior Secured Second Lien Debt	3,786	3,671	22.3
Senior Unsecured Debt	6,575	6,607	40.2
Senior Subordinated Debt	4,396	4,245	25.9
Total	$16,658	$16,419	100.0

The composition of the Fund’s investments as of December 31, 2012, at amortized cost and fair value were as follows (dollars in thousands).

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Investments - money market	$1,304	$1,304	18.3%
Senior Secured First Lien Debt	819	819	11.5
Senior Secured Second Lien Debt	911	859	12.1
Senior Unsecured Debt	3,174	3,115	43.7
Senior Subordinated Debt	1,038	1,030	14.4
Total	$7,246	$7,127	100.0%

Note 4.  Related Party Transactions

The Fund is managed by the Manager. The Manager is wholly-owned by VII Peaks-KBR, LLC which is a joint venture between VII Peaks Capital, LLC (“VII Peaks”), and KBR Capital Advisors, LLC (“KBR”).

Investment Advisory Agreement

The Fund has entered into an investment advisory agreement with the Manager to manage the Fund’s investment activities. Pursuant to the investment advisory agreement, the Manager implements the Fund’s business strategy on a day-to-day basis and performs certain services for us, subject to oversight by our board of directors. The Manager is responsible for, among other duties, determining investment criteria, sourcing, analyzing and executing investment transactions, asset sales, financings and performing asset management duties. Under the investment advisory agreement, the Manager is entitled to a base management and incentive fee as outlined in the Investment Advisory Agreement with the Fund. The base management fee is 2% of net assets below $100 million; 1.75% of net assets between $100 million and $250 million; and 1.5% of net assets over $250 million. For the three and six months ended June 30, 2013, the Fund incurred $0.1 million and $0.2 million of base management fees.

The incentive fee has two parts. The first part, the subordinated incentive fee on income, is calculated and payable quarterly in arrears based upon the Fund’s “pre-incentive fee net investment income” for the immediately preceding quarter. The subordinated incentive fee on income is 20% of pre-incentive net investment income subject to a quarterly return to investors, expressed as a rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, of 2.0% (8.0% annualized). The second part of the incentive fee, the incentive fee on capital gains, is an incentive fee on capital gains earned on liquidated investments from the portfolio and is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement). This fee equals 20% of the Fund’s incentive fee capital gains, which will equal the Fund’s realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. For the three and six months ended June 30, 2013, the Fund accrued no incentive fees related to capital gains and none related to investment income.

Note 4.  Related Party Transactions (continued)

Under GAAP, the Fund calculates capital gains incentive fees as if the Fund had realized all assets at their fair values and liabilities at their settlement amounts as of the reporting date. GAAP requires that the capital gains incentive fee accrual assume the cumulative aggregate unrealized capital appreciation is realized, even though such unrealized capital appreciation is not payable under the investment advisory agreement. Accordingly, the Fund accrues a provisional capital gains incentive fee taking into account any unrealized gains or losses. There can be no assurance that such unrealized capital appreciation will be realized in the future and that the provisional capital gains incentive fee will become payable.

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

For the six months ended June 30, 2013 and for the period from August 4, 2011 (inception) through December 31, 2012, the Manager incurred organizational and offering costs of $0.1 million and $1.4 million, respectively. Of the total $1.5 million organizational and offering costs incurred from inception through June 30, 2013, $0.2 million was reimbursed to the Manager during the six months ended June 30, 2013, and an aggregate of $0.3 million had been reimbursed since the Fund commenced operations on July 12, 2012. The Fund expects that the Manager will continue to incur organizational and offering costs as the Fund’s offering continues, and such additional organizational and offering costs will increase the amount to which the Manager will be entitled to reimbursement from gross offering proceeds. The unreimbursed amount will be eligible for reimbursement to the extent the Fund receives subscriptions until March 1, 2014, which is the currently scheduled date that the offering period ends, unless it is extended. Organizational and offering expenses paid for by the Manager and reimbursed by the Fund are expensed on the Fund’s statement of operations as they are payable to the Manager.

From time to time, the Fund has paid directly certain expenses that were classified as organization or offering expenses that should have been borne by the Manager and for which the Manager is obligated to reimburse the Fund. As of June 30, 2013, the unreimbursed amount of organization and offering expenses was $0.1 million which amount is included in “Due from related party” on the Fund’s balance sheet as of that date.

Expense Reimbursement Agreement

On November 9, 2012, the Fund entered into an expense reimbursement agreement with the Manager, under which the Manager agreed to reimburse the Fund for all GAAP compliant expenses recognized on the quarterly financial statements of the Fund for 2012, retroactive to the date of formation of the Fund on August 3, 2011. In 2013, the expense reimbursement agreement was modified to exclude management fees and incentive fees payable to the Manager effective as of January 1, 2013. The Fund recognizes a receivable on its books for the amount due from the Manager under the expense reimbursement agreement, and the Manager recognizes a liability on its books in the same amount. The expense reimbursement agreement allows the Manager and the Fund to offset the receivable in favor of the Fund created under the expense reimbursement agreement against the contingent payable owed by the Fund to the Manager under the investment advisory agreement, resulting in a net receivable or payable position. As of June 30, 2013, the Manager was indebted to the Fund for $1.1 million of expense reimbursements under the expense reimbursement agreement.

The expense reimbursement agreement expires on the earlier of August 3, 2014 or the start of the quarter in which the Fund reaches $75 million in net assets. Amounts reimbursed by the Manager under the expense reimbursement agreement are not subject to recoupment by the Manager at a later date.

Administration Agreement

 The Fund has also entered into an administration agreement with the Manager under which the Manager provides the Fund with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities and provides or oversees the performance of, the Fund’s required administrative services, which include, among other things, being responsible for the financial records which the Fund is required to maintain and preparing reports to its stockholders. The Manager is reimbursed amounts based on allocable portion of overhead costs under this agreement. During the three and six months ended June 30, 2013, the Fund reimbursed the Manager for $0.01 million and $0.02 million in administration expenses under the administration agreement, respectively.

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

On July 10, 2012, the Fund had raised sufficient proceeds to break escrow on its IPO and through June 30, 2013, the Fund has sold 2.0 million shares of common stock for gross proceeds of $20.0 million including the purchases made by the Manager.

During the six months ended June 30, 2013, the Fund sold 1,049,452 shares of common stock in its offering for net proceeds of $9.55 million.

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

The following information sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets per share from operations for the three and six months ended June 30, 2013 and 2012 (dollars in thousands except share and per share amounts).

	For the three months ended June 30, 2013	For the three months ended June 30, 2012
Basic and diluted
Net increase (decrease) in net assets resulting from operations	$71	$(56)
Weighted average common shares outstanding	1,914,889	22,333
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.04	$(2.51)

	For the six months ended June 30, 2013	For the six months ended June 30, 2012
Basic and diluted
Net increase (decrease) in net assets resulting from operations	$452	$(91)
Weighted average common shares outstanding	1,605,418	22,333
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.28	$(4.07)

The Fund had no potentially dilutive securities as of June 30, 2013 or June 30, 2012, resulting in the same number of shares for basic and diluted.

Note 7.  Distributions

The Fund has declared and paid distributions to stockholders on a semi-monthly basis since it commenced operations. From time to time, the Fund may also pay interim distributions at the discretion of its board of directors. The Fund may fund its distributions to stockholders from any sources of funds available to it, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets and non-capital gains proceeds from the sale of assets. The Fund’s distributions may exceed its earnings, especially during the period before the Fund has substantially invested the proceeds from its IPO. As a result, a portion of the distributions may represent a return of capital for tax purposes. As of June 30, 2013, the Fund has accrued $0.1 million in stockholder distributions that were unpaid.

The following table reflects the distributions per share declared and paid or payable in cash or through the distribution reinvestment plan (“DRIP”) on the Fund’s common stock to date (dollars in thousands except per share amounts) through June 30, 2013:

		SOURCE OF DISTRIBUTION

Date Declared	Payment Date	Net Investment Income	Realized Gain from Investments	Return of Capital	Per Share	Paid in Cash	DRIP	TOTAL
2012
July 31, 2012	August 17, 2012	$4	$-	$-	$0.03	$3	$1	$4
July 31, 2012	August 31, 2012	4	-	-	0.03	3	1	4
August 29, 2012	September 14, 2012	9	-	-	0.03	6	3	9
August 29, 2012	September 28, 2012	9	-	-	0.03	6	3	9
September 26, 2012	October 15, 2012	6	-	6	0.03	8	4	12
September 26, 2012	October 31, 2012	-	-	12	0.03	8	4	12
October 29, 2012	November 16, 2012	17	-	-	0.03	11	6	17
October 29, 2012	November 30, 2012	17	-	-	0.03	11	6	17
November 29, 2012	December 17, 2012	22	-	-	0.03	12	10	22
November 29, 2012	December 31, 2012	23	-	-	0.03	13	10	23
December 27, 2012	January 17, 2013 (1)	35	-	57	0.11	57	35	92
December 27, 2012	January 31, 2013	-	-	29	0.03	18	11	29
		$146	-	$104		$156	$94	$250
2013
January 30, 2012	February 15, 2013	35	-	-	0.03	21	14	35
January 30, 2012	February 28, 2013	38	-	-	0.03	23	15	38
February 27, 2013	March 15, 2013 (1)	72	47	28	0.11	87	60	147
February 27, 2013	March 29, 2013	-	-	47	0.03	29	18	47
February 27, 2013	April 15, 2013	49	-	-	0.03	29	20	49
February 27, 2013	April 30, 2013	53	-	-	0.03	32	21	53
May 9, 2013	May 17, 2013	56	-	-	0.03	34	22	56
May 9, 2013	May 31, 2013	62	-	-	0.03	38	24	62
May 9, 2013	June 14, 2013	62	-	-	0.03	38	24	62
May 9, 2013	June 28, 2013	55	8	-	0.03	38	25	63
July 9, 2013	July 15, 2013	-	35	27	0.03	38	24	62
		$482	$90	$102		$407	$267	$674

(1)	Includes a special distribution of $0.077 per share.

The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common stock (dollars in thousands) during the six months ended June 30, 2013:

	Six Months Ended June 30, 2013
Source of Distribution	Distribution Amount	Percentage
Net investment income	$482	71.5%
Capital gains proceeds from the sale of assets	90	13.4%
Distributions on account of preferred and common equity	102	15.1%
Total	$674	100%

Note 8.  Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2013 and 2012.

	For the six months ended June 30, 2013	For the six months ended June 30, 2012
Per share data:
Net asset value, beginning of period	$8.77	$8.82

Results of operations (1)
Net investment income (loss)	0.30	(4.07)
Net realized gain on investments	0.06	-
Net unrealized loss on investments	(0.08)	-
Net increase(decrease) in net assets resulting from operations	0.28	(4.07)

Stockholder distributions (2)
Distributions from net investment income	(0.30)	-
Distributions from realized gains	(0.06)	-
Distributions from capital	(0.06)	-
Net decrease in net assets resulting from stockholder distributions	(0.42)	-

Capital share transactions
Impact from issuance of common stock (3)	0.20	-
Net increase in net assets resulting from capital share transactions	0.20	-
Net asset value, end of period	$8.83	$4.75
Shares outstanding at end of period	2,000,185	22,333
Total return (5)	5.15%	(47.26)%
Ratio/Supplemental data:
Net assets, end of period (in thousands)	$17,661	$106
Average net assets (in thousands)	$11,223	$154
Ratio of net investment income to average net assets (4)(7)	8.66%	(118.77)%
Ratio of operating expenses to average net assets (4)(7)	13.26%	118.77%
Ratio of expenses reimbursed to average net assets (7)	10.33%	-
Portfolio turnover ratio (6)	67.93%	-

(1)	The per share amounts were derived by using the weighted average shares outstanding during the period. Net investment income (loss) per share excluding the expense reimbursements would have been ($0.10) for the six months ended June 30, 2013. There was no expense waiver and reimbursement for the six months ended June 30, 2012.

(2)	The per share data for distributions reflects the actual amount of distributions declared per share during the period.

(3)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Fund's continuous offering.

(4)	The ratios are after giving effect to amounts reimbursed by the Manager under an expense reimbursement agreement. See “Note 4 – Related Party Transactions.” For the six months ended June 30, 2013, excluding the expense reimbursement, the ratio of net investment income and operating expenses to average net assets would have been (1.67%) and 13.26%, respectively. For the six months ended June 30, 2012, there was no expense reimbursement.

(5)	Total return is calculated assuming a purchase of shares at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. The total return based on net asset value for the six months ended June 30, 2013, includes the effect of the expense reimbursement which added 5.12% to the return. For the six months ended June 30, 2012, there was no expense reimbursement.

(6)	Portfolio turnover rate is calculated using the year-to-date sales over the average of the invested assets at fair value. Not annualized.

(7)	Ratios are annualized.

Note 9.  Subsequent Events

Management of the Fund has evaluated subsequent events in the preparation of the Fund’s financial statements and has determined that no events require recognition or disclosure in the financial statements except for the following:

Effective as of April 30, 2013, the Fund ceased issuing shares in its continuous offering pending approval of a post-effective amendment to its Form N-2 registration statement. The Fund had two debt investments partially called with a carrying value of $0.2 million and an aggregate redemption value of $0.3 million and one debt investment fully called with a carrying value of $0.8 million and a redemption value of $0.8 million.

On July 9, 2013, the Fund declared four semi-monthly cash distributions, payable on July 15, July 30, August 14 and August 30, 2013, each in the amount of $0.031084 per share.

On July 30, 2013, the Fund restated its financial statements to comply with the investment advisory agreement between the Fund and the Fund’s investment manager, VII Peaks-KBR BDC Advisor II, LLC for the periods March 31, 2013, December 31, 2012, September 30, 2012, June 30, 2012, and March 31, 2012.

Effective as of August 1, 2013, the Fund resumed issuing shares in its continuous offering following the effectiveness of the post-effective amendment to its form N-2 registration statement.

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

Organization and Offering Expenses

The Fund is a closed-end fund with a continuous offering period. Under the investment advisory agreement between the Fund and the Manager, our Manager fronts the cost of the organizational and offering expenses which are reimbursable by the Fund with up to 1.5% of the gross offering proceeds. The Fund expenses organizational and offering costs as they become payable under the investment advisory agreement.

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

Portfolio and Investment Activity

During the six months ended June 30, 2013, we made $16.1 million of investments in new portfolio companies and had $6.0 million in aggregate amount of exits and repayments, resulting in net investments of $10.1 million for the period. We had no investments as of June 30, 2012.

During the six months ended June 30, 2013, we made $16.2 million of money market investments and had $17.0 million in aggregate amount of exits and repayments, resulting in net exits and repayments of $0.8 million for the period. During the six months ended June 30, 2012, we had $0.1 million in aggregate amount of exits and repayments of money market investments.

The following table presents our portfolio composition based on fair value at June 30, 2013 and December 31, 2012.

	At June 30, 2013		At December 31, 2012
	Percentage of Total Portfolio	Weighted Average Current Coupon Yield	Percentage of Total Portfolio	Weighted Average Current Coupon Yield
Investments - money market	3.2%	-%	18.3%	-%
Senior Secured First Lien Debt	8.4	10.2	11.5	10.4
Senior Secured Second Lien Debt	22.3	10.8	12.1	11.0
Senior Unsecured Debt	40.2	10.4	43.7	9.5
Senior Subordinated Debt	25.9	11.1	14.4	9.4
Total	100.0%	10.3%	100.0%	9.8%

As of June 30, 2013, our investment portfolio had a yield to maturity of 11.91%.

The following table shows the portfolio composition by industry grouping at fair value at June 30, 2013 and December 31, 2012 (dollars in thousands).

	At June 30, 2013		At December 31, 2012
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Healthcare & Pharmaceuticals	$3,274	19.9%	$830	11.7%
Telecommunications	2,194	13.4	764	10.7
Services: Business	1,620	9.9	365	5.1
Media: Broadcasting & Subscription	1,548	9.4	—	—
Beverage, Food & Tobacco	1,461	8.9	769	10.8
Banking, Finance, Insurance & Real Estate	1,256	7.6	358	5.0
Services: Consumer	1,075	6.5	541	7.6
High Tech Industries	790	4.8	771	10.8
Energy: Oil & Gas	732	4.5	—	—
Hotel, Gaming & Leisure	631	3.8	—	—
Media: Advertising, Printing & Publishing	616	3.8	—	—
Investments – Money Market	518	3.2	1,304	18.3
Consumer Goods: Non-durable	413	2.5	415	5.8
Retail	263	1.6	564	7.9
Environmental Industries	28	0.2	45	0.7
Consumer Goods: Durable	—	—	401	5.6
Total	$16,419	100.0%	$7,127	100.0%

Results of Operations

Operating results for the three and six months ended June 30, 2013 and 2012 are as follows (dollars in thousands):

	For the three months ended June 30, 2013	For the three months ended June 30, 2012
Total investment income	$401	$—
Total expenses, net	64	56
Net investment income (loss)	337	(56)
Net realized gain	44	—
Net unrealized depreciation	(310)	—
Net increase (decrease) in net assets resulting from operations	$71	$(56)

	For the six months ended June 30, 2013	For the six months ended June 30, 2012
Total investment income	$645	$—
Total expenses, net	163	91
Net investment income (loss)	482	(91)
Net realized gain	90	—
Net unrealized depreciation	(120)	—
Net increase (decrease) in net assets resulting from operations	$452	$(91)

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

Expenses

The composition of our operating expenses for the three and six months ended June 30, 2013 and 2012 was as follows (dollars in thousands):

	For the three months ended June 30, 2013	For the three months ended June 30, 2012
Professional fees	$128	$—
Director fees	9	—
Insurance	21	—
Management fees	88	—
Incentive fees	(23)	—
General and administrative	83	56
Organizational & offering expense	43	—
Operating expenses before expense reimbursements	349	56
Expense reimbursement	(285)	—
Total operating expenses net of expense reimbursements	$64	$56

	For the six months ended June 30, 2013	For the six months ended June 30, 2012
Professional fees	$189	$—
Director fees	20	—
Insurance	40	—
Management fees	163	—
General and administrative	131	91
Organizational & offering expense	195	—
Operating expenses before expense reimbursements	738	91
Expense reimbursement	(575)	—
Total operating expenses net of expense reimbursements	$163	$91

Net Realized Gains or Losses from Investments

For the three and six months ended June 30, 2013, we had $4.0 million and $6.0 million of principal repayments, resulting in $0.04 million and $0.1 million of realized gains. For the three and six months ended June 30, 2012, we held no investments.

Net Change in Unrealized Appreciation or Depreciation on Investments

For the three and six months ended June 30, 2013, we had $0.3 million and $0.1 million of unrealized depreciation. For the three and six months ended June 30, 2012, we held no investments.

Changes in Net Assets from Operations

For the three and six months ended June 30, 2013, we recorded a net increase in net assets resulting from operations of $0.1 million and $0.5million. Based on 1,914,889 weighted average common shares outstanding for the three months ended June 30, 2013, our per share net increase in net assets resulting from operations was $0.04. Based on 1,605,418 weighted average common shares outstanding for the six months ended June 30, 2013, our per share net increase in net assets resulting from operations was $0.28.

Liquidity and Capital Resources

We generate cash primarily from the net proceeds of our ongoing continuous public offering and from cash flows from fees, interest and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. On July 10, 2012, we satisfied our minimum offering requirement of raising gross offering proceeds in excess of $1.0 million from persons who are not affiliated with us or our Manager, and commenced operations. As of June 30, 2013, we issued 2.0 million shares of common stock for gross proceeds of $20.0 million. We currently sell our shares on a continuous basis at a current offering price of $10.15; however, to the extent that our net asset value per share increases, we will sell at a price necessary to ensure that our shares are not sold at a price, after deduction of selling commissions and dealer manager fees, that is below our net asset value per share.

Prior to investing in debt securities, we invest the net proceeds from our continuous offering primarily in money market funds that invest in U.S. government securities and high-quality debt instruments maturing in one year or less from the time of investment. As of June 30, 2013, we had $0.5 million invested in money market investments pending investment in debt instruments.

For the six months ended June 30, 2013, we experienced a net decrease in money market investments of $0.8 million. For the six months ended June 30, 2013, approximately $8.8 million was generated from our financing activities, which primarily consisted of $9.2 million in net offering proceeds received, offset by $0.4 million in distributions. We used approximately $8.8 million of cash in our operating activities primarily as a result of increases in receivables for interest and due from related party and a decrease in receivable for sales of common stock. Also, we received proceeds from the sale of, repayment of and principal payments on portfolio debt investments of $6.0 million, offset by the purchase of new portfolio debt investments of $16.1 million.

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

Related-Party Transactions and Agreements

We have entered into agreements with the Manager and the Dealer Manager, whereby we pay certain fees and reimbursements to these entities. These include payments to the Dealer Manager for selling commissions and the Dealer Manager fee and payments to our Manager for reimbursement of organization and offering costs. In addition, we make payments for certain services that include, but are not limited to, the identification, execution, and management of our investments and also the management of our day-to-day operations provided to us by our Manager, pursuant to various agreements that we have entered into. See Note 4 to the financial statements included elsewhere in this quarterly report on Form 10-Q for additional information regarding such contractual obligations.

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

Assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity, a 100 basis point move in interest rates up or down from their June 30, 2013 levels would result in an increase or decrease in net asset value of $0.2 million or 0.93%.

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Neither we nor our Manager are currently subject to any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth in our annual report on Form 10-K/A for the year ended December 31, 2012.

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

VII Peaks-KBR Co-Optivist Income BDC II, Inc.

Date: August 7, 2013	By	/s/ Gurpreet S. Chandhoke
Gurpreet S. Chandhoke
Chairman of the Board of Directors,
Chief Executive Officer and President
(Principal Executive Officer)

VII Peaks-KBR Co-Optivist Income BDC II, Inc.

Date: August 7, 2013	By	/s/ Cecilia Shea
Cecilia Shea
Chief Financial Officer,
Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

