Form 10-Q
period 2013-09-30
VII Peaks Co-Optivist Income BDC II, Inc.
filed 2013-11-05
CIK 1527385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 0-54615

VII Peaks Co-Optivist Income BDC II, Inc.

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

The number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding as of November 4, 2013 was 2,869,938.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2013

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share data)

(Unaudited)

	As of
	September 30, 2013	December 31, 2012
		(1)
ASSETS

Investments, at fair value (amortized cost of $18,824 and $5,942)	$18,719	$5,823
Investments, money market at fair value (cost of $4,848 and $1,304)	4,848	1,304
Total investments, at fair value	$23,567	$7,127
Interest receivable	586	132
Prepaid expenses	13	5
Due from related party	1,354	555
Receivable for common stock purchased	-	729
Total assets	$25,520	$8,548

LIABILITIES
Payable for unsettled trades	$15	$-
Management and incentive fees payable	53	21
Accounts payable and accrued liabilities	136	71
Stockholder distributions payable	88	120
Total liabilities	$292	$212

NET ASSETS
Preferred stock, par value, $.001 per share, 50,000,000 authorized, none issued and outstanding	-	-
Common stock, par value, $.001 per share, 200,000,000 authorized; 2,842,231 and 950,733 shares issued and outstanding, respectively	3	1
Paid-in capital in excess of par value	25,807	8,558
Accumulated distribution in excess of net investment income	(614)	(104)
Accumulated undistributed net realized gain from investments	137	-
Net unrealized depreciation on investments	(105)	(119)
Total net assets	25,228	8,336
Total liabilities and net assets	$25,520	$8,548

Net asset value per share	$8.88	$8.77

The accompanying notes are an integral part of these financial statements.

(1) Derived from the Company’s audited Financial Statements as of December 31, 2012.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended September 30,	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2013	2012	2013	2012
		(Restated)		(Restated)
Investment income:
Interest from investments	$456	$32	$1,101	$32
Other income	-	-	1	-
Total investment income	$456	$32	$1,102	$32

Operating expenses:
Professional fees	111	37	300	67
Directors fees	12	11	32	20
Insurance	22	13	62	35
Management fees	128	19	291	19
Incentive fees	4	-	4	-
General and administrative	101	44	232	75
Organizational and offering expense	124	62	319	62
Operating expenses before expense reimbursements	502	186	1,240	278
Expense reimbursement	(201)	(282)	(776)	(282)
Total operating expenses net of expense reimbursements	301	(96)	464	(4)

Net investment income	155	128	638	36

Realized and unrealized gain (loss) on investments:
Net realized gain from investments	47	-	137	-
Net unrealized appreciation (depreciation) on investments	135	(72)	14	(72)
Net realized and unrealized gain (loss) on investments	182	(72)	151	(72)

Net increase (decrease) in net assets resulting from operations	$337	$56	$789	$(36)

Per share information - basic and diluted:
Net investment income	$0.06	$0.52	$0.34	$0.37
Net increase (decrease) in net assets resulting from operations	$0.14	$0.23	$0.42	$(0.37)
Weighted average common shares outstanding	2,443,182	243,985	1,887,741	96,756

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share and per share data)

(Unaudited)

	For the Nine Months Ended September 30, 2013	For the Nine Months Ended September 30, 2012
		(Restated)
Operations:
Net investment income	$638	$36
Net realized gain from investments	137	-
Net unrealized appreciation (depreciation) on investments	14	(72)
Net increase (decrease) in net assets from operations	789	(36)
Stockholder distributions:
Distributions from net investment income	(638)	(32)
Distributions from capital	(373)	(18)
Distributions from net realized gain on investments	(137)	-
Net decrease in net assets from stockholder distributions	(1,148)	(50)
Capital share transactions:
Issuance of common stock, net of issuance costs	16,771	4,149
Reinvestment of stockholder distributions	480	-
Net increase in net assets from capital share transactions	17,251	4,149

Total increase in net assets	16,892	4,063
Net assets at beginning of period	8,336	197
Net assets at end of period	$25,228	$4,260

Net asset value per common share	$8.88	$8.82
Common shares outstanding at end of period	2,842,231	483,234

Accumulated distribution in excess of net investment income	$(614)	$(18)

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF CASH FLOWS

(in thousands, except share and per share data)

(Unaudited)

	For the Nine Months Ended September 30, 2013	For the Nine Months Ended September 30, 2012
		(Restated)
Operating activities:
Net increase (decrease) in net assets from operations	$789	$(36)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Net accretion of discount on investments	(61)	(9)
Repayments of investments	7,117	101
Purchase of investments	(19,801)	(2,512)
Repayments of investments - money market	21,438	-
Purchase of investments - money market	(24,981)	(1,014)
Net realized gain from investments	(137)	-
Net unrealized (appreciation) depreciation on investments	(14)	72
(Increase) decrease in operating assets:
Interest receivable	(455)	(66)
Prepaid expenses	(8)	(13)
Due from related party	(776)	(324)
Receivable for unsettled trades	-	(103)
Receivable for common stock purchased	729	-
Increase (decrease) in operating liabilities:
Payable for unsettled trades	15	429
Management and incentive fees payable	32	14
Accounts payable and accrued liabilities	65	50
Net cash used in operating activities	(16,048)	(3,411)

Financing activities:
Proceeds from issuance of shares of common stock, net	16,771	3,428
Stockholder distributions	(723)	(17)
Net cash provided by financing activities	16,048	3,411

Net increase in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

Supplemental non-cash information:
DRIP distribution payable	$32	$9
Cash distribution payable	$56	$16
DRIP distribution paid	$480	$8

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

SCHEDULE OF INVESTMENTS

(dollars in thousands)

September 30, 2013

(Unaudited)

Portfolio Company (a)	Industry	Investment Coupon Rate, Maturity Date	Principal	Amortized Cost	Fair Value	% of Net Assets

Senior Secured First Lien Debt – 6.2% (b)
GXS Worldwide, Inc.	Services: Business	9.75%, 6/15/2015	$940	$969	$966	3.8%
Rotech Healthcare, Inc.	Healthcare & Pharmaceuticals	10.75%, 10/15/2015	569	571	592	2.4%
Sub Total Senior Secured First Lien Debt			1,509	1,540	1,558	6.2%

Senior Secured Second Lien Debt – 17.9% (b)
Apria Healthcare Group Inc.	Healthcare & Pharmaceuticals	12.38%, 11/1/2014	$571	$584	$575	2.3%
Aspect Software Inc.	Telecommunications	10.63%, 5/15/2017	585	586	584	2.3%
Bon-ton Department Stores, Inc.	Retail	10.63%, 7/15/2017	40	41	40	0.2%
Caesar's Entertainment Corp.	Hotel, Gaming & Leisure	10.00%, 12/15/2015	505	478	449	1.8%
Cenveo Corp.	Services: Business	8.88%, 2/01/2018	415	417	413	1.6%
Logan's Roadhouse, Inc.	Beverage, Food & Tobacco	10.75%, 10/15/2017	750	713	688	2.7%
Radiation Therapy Services, Inc.	Healthcare & Pharmaceuticals	8.88%, 1/15/2017	935	921	928	3.6%
Saratoga Resources, Inc.	Energy: Oil & Gas	12.50%, 7/1/2016	860	891	851	3.4%
Sub Total Senior Secured Second Lien Debt			4,661	4,631	4,528	17.9%

Senior Unsecured Debt – 31.3% (b)
Alliance HealthCare Services, Inc.	Healthcare & Pharmaceuticals	8.00%, 12/01/2016	$337	$323	$345	1.4%
Alion Science and Technology Corp.	Aerospace and Defense	12.00%, 11/1/2014	420	428	424	1.7%
Avaya, Inc.	Telecommunications	9.75%, 11/01/2015	650	631	644	2.5%
Avaya, Inc.	Telecommunications	10.13%, 11/01/2015	460	440	458	1.8%
Caesar's Entertainment Corp.	Hotel, Gaming & Leisure	10.75%, 2/01/2016	445	413	385	1.5%
Cenveo Corp.	Services: Business	11.50%, 5/15/2017	445	425	423	1.7%
Ceridian Corporation	Services: Business	11.25%, 11/15/2015	390	403	394	1.6%
Ceridian Corporation	Services: Business	12.25%, 11/15/2015	460	477	465	1.8%
Clear Channel Communications, Inc.	Media: Broadcasting & Subscription	10.75%, 8/1/2016	720	624	646	2.5%
Clear Channel Communications, Inc.	Media: Broadcasting & Subscription	11.00%, 8/1/2016	591	517	532	2.1%
Colt Defense LLC	Aerospace and Defense	8.75%, 11/15/2017	753	625	614	2.5%
Education Management LLC (c)	Services: Consumer	15.00%, 6/01/2014	270	231	288	1.2%
Harland Clarke Corp.	Banking, Finance, Insurance & Real Estate	9.50%, 5/15/2015	691	693	691	2.7%
Hutchinson Technology, Inc.	High Tech Industries	8.50%, 1/15/2026	208	201	189	0.7%
NII Cap Corp.	Telecommunications	10.00%, 8/15/2016	860	849	825	3.3%
Suntech Power Holdings Company, Ltd. (d)	Environmental Industries	3.00%, 5/15/2013	100	98	25	0.1%
Travelport LLC	Services: Consumer	13.88%, 3/01/2016	336	305	350	1.4%
YCC Holdings LLC (e)	Consumer goods: Non-durable	10.25%, 2/15/2016	200	207	205	0.8%
Sub Total Senior Unsecured Debt			8,336	7,890	7,903	31.3%

Senior Subordinated Debt -18.8% (b)
Affinion Group, Inc.	Media: Advertising, Printing, & Publishing	11.50%, 10/15/2015	$800	$704	$696	2.8%
Claires Stores, Inc.	Retail	10.50%, 6/01/2017	215	220	221	0.9%
DJO Finance, LLC.	Healthcare & Pharmaceuticals	9.75%, 10/15/2017	760	800	767	3.0%
First Data Corp.	Banking, Finance, Insurance & Real Estate	11.25%, 3/31/2016	850	858	850	3.4%
Radio One, Inc.	Media: Broadcasting & Subscription	12.50%, 5/24/2016	775	788	786	3.1%
Serena Software, Inc.	High Tech Industries	10.38%, 3/15/2016	590	606	593	2.4%
The Yankee Candle Company, Inc.	Consumer goods: Non-durable	9.75%, 2/15/2017	200	208	206	0.8%
Travelport LLC	Services: Consumer	11.88%, 9/01/2016	620	579	611	2.4%
Sub Total Senior Subordinated Debt			4,810	4,763	4,730	18.8%

Investments - Money Market -19.2%
Investments - Money Market			$4,848	4,848	4,848	19.2%
Sub Total Investments - Money Market			4,848	4,848	4,848	19.2%

TOTAL INVESTMENTS – 93.4% (b)				$23,672	$23,567	93.4%

(a) All of our investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, except for Clear Channel Communications Inc., Caesar's Entertainment Corp., Education Management LLC, NII Capital Corp., and Suntech Power Holdings Company, Ltd.

(b) Percentages are based on net assets of $25,228 as of September 30, 2013.

(c) Interest is payable in additional notes.

(d) Non-U.S. company. The principal place of business for Suntech Power Holdings Company, LTD is China.

(e) The issuer has the option of paying interest in additional notes, in which event the interest rate is 11%

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

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

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

Note 1.  Nature of Operations

VII Peaks Co-Optivist Income BDC II, Inc. (the “Fund”), a Maryland corporation formed on August 3, 2011, is an externally managed, non-diversified closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Fund intends to elect to be treated for federal income tax purposes as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Fund intends to invest in discounted corporate debt and equity-linked debt securities of public and private companies whose securities trade on the secondary loan market for institutional investors.

On August 9, 2011, the Fund filed a registration statement on Form N-2 to sell up to 75.0 million shares of common stock at an initial public offering price of $10.00 per share. The registration statement was declared effective by the Securities Exchange Commission (the “SEC”) on March 1, 2012. The Fund was to commence operations when it raised gross offering proceeds of over $1.0 million, all of which was from persons who were not affiliated with the Fund or VII Peaks-KBR BDC Advisor II, LLC by one year from the date the registration statement was declared effective by the SEC. Prior to the successful satisfaction of that condition, all subscription payments were placed in an account held by the escrow agent, UMB Bank, N.A., in trust for the benefit of the Fund’s subscribers, pending release to the Fund. The Fund achieved the minimum offering requirement on July 10, 2012 and commenced operations on such date. As of September 30, 2013, the Fund had issued 2.8 million shares of common stock for gross proceeds of $28.5 million, including $0.5 million of distribution reinvestment plan (“DRIP”).

As of August 20, 2013, the independent Board Members of the Fund by unanimous vote agreed to terminate the Investment Advisory Agreement between the Fund and VII Peaks-KBR BDC Advisor II, LLC (the “Prior Manager”) and enter into an Investment Advisory Agreement with VII Peaks Capital, LLC (the “Manager” or “VII Peaks”) that provides for the same compensation as set forth in the Fund’s agreement with its prior investment advisor, VII Peaks-KBR BDC Advisor II, LLC.

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

Note 2.  Summary of Significant Accounting Policies (continued)

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

New Accounting Pronouncements

In June 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-08, Financial Services – Investment Companies (Accounting Standards Codification (“ASC”) Topic 946), which affects the scope, measurement and disclosure requirements for investment companies under GAAP.  The amendments (i) change the approach to the investment company assessment in ASC Topic 946, clarify the characteristics of an investment company, and provide comprehensive guidance for assessing whether an entity is an investment company; (ii) require an investment company to measure non-controlling ownership interests in other investment companies at fair value rather than the equity method of accounting; and (iii) require the following additional disclosures (a) the fact that the entity is an investment company and is applying the guidance in ASC Topic 946, (b) information about changes, if any, in an entity’s status as an investment company, and (c) information about financial support provided or contractually required to be provided by an investment company to any of its investees.  This guidance is effective for interim an annual reporting periods beginning on or after December 15, 2013. The Fund is currently assessing the impacts ASU 2013-08 will have on its financial statements.

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

Expense Reimbursement Agreement

Effective August 20, 2013, the Manager has terminated the expense reimbursement agreement.

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

Note 3. Valuation of Portfolio Investments (continued)

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

The following table presents fair value measurements of investments, by major class, as of September 30, 2013 according to the fair value hierarchy (dollars in thousands).

	Level 1	Level 2	Total
Investments - money market	$4,848	$—	$4,848
Senior Secured First Lien Debt	—	1,558	1,558
Senior Secured Second Lien Debt	—	4,528	4,528
Senior Unsecured Debt	—	7,903	7,903
Senior Subordinated Debt	—	4,730	4,730
Total	$4,848	$18,719	$23,567

Note 3. Valuation of Portfolio Investments (continued)

The following table presents fair value measurements of investments, by major class, as of December 31, 2012 according to the fair value hierarchy (dollars in thousands).

	Level 1	Level 2	Total
Investments - money market	$1,304	$—	$1,304
Senior Secured First Lien Debt	—	819	819
Senior Secured Second Lien Debt	—	859	859
Senior Unsecured Debt	—	3,115	3,115
Senior Subordinated Debt	—	1,030	1,030
Total	$1,304	$5,823	$7,127

No transfers between levels have occurred during the periods presented.

The composition of the Fund’s investments as of September 30, 2013, at amortized cost and fair value were as follows (dollars in thousands).

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Investments – money market	$4,848	$4,848	20.6%
Senior Secured First Lien Debt	1,540	1,558	6.6
Senior Secured Second Lien Debt	4,631	4,528	19.2
Senior Unsecured Debt	7,890	7,903	33.5
Senior Subordinated Debt	4,763	4,730	20.1

Total	$23,672	$23,567	100.0%

The composition of the Fund’s investments as of December 31, 2012, at amortized cost and fair value were as follows (dollars in thousands).

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Investments - money market	$1,304	$1,304	18.3%
Senior Secured First Lien Debt	819	819	11.5
Senior Secured Second Lien Debt	911	859	12.1
Senior Unsecured Debt	3,174	3,115	43.7
Senior Subordinated Debt	1,038	1,030	14.4
Total	$7,246	$7,127	100.0%

Note 4.  Related Party Transactions

As of August 20, 2013, the Fund is managed by the Manager. Prior to August 20, 2013 the Fund was managed by VII Peaks-KBR BDC Advisor II, LLC who was wholly-owned by VII Peaks-KBR, LLC which was a joint venture between VII Peaks Capital, LLC and KBR Capital Advisors, LLC (“KBR”).

Investment Advisory Agreement

The Fund has entered into an investment advisory agreement with the Manager to manage the Fund’s investment activities. Pursuant to the investment advisory agreement, the Manager implements the Fund’s business strategy on a day-to-day basis and performs certain services for us, subject to oversight by our board of directors. The Manager is responsible for, among other duties, determining investment criteria, sourcing, analyzing and executing investment transactions, asset sales, financings and performing asset management duties. Under the investment advisory agreement, the Manager is entitled to a base management and incentive fee as outlined in the Investment Advisory Agreement with the Fund. The base management fee is 2% of net assets below $100 million; 1.75% of net assets between $100 million and $250 million; and 1.5% of net assets over $250 million. For the three and nine months ended September 30, 2013, the Fund incurred $0.1 million and $0.3 million of base management fees, respectively. For the three and nine months ended September 30, 2012, the Fund incurred $0.02 million and $0.02 million of base management fees, respectively.

Note 4.  Related Party Transactions (continued)

The incentive fee has two parts. The first part, the subordinated incentive fee on income, is calculated and payable quarterly in arrears based upon the Fund’s “pre-incentive fee net investment income” for the immediately preceding quarter. The subordinated incentive fee on income is 20% of pre-incentive net investment income subject to a quarterly return to investors, expressed as a rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, of 2.0% (8.0% annualized). The second part of the incentive fee, the incentive fee on capital gains, is an incentive fee on capital gains earned on liquidated investments from the portfolio and is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement). This fee equals 20% of the Fund’s incentive fee capital gains, which will equal the Fund’s realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. For the three and nine months ended September 30, 2013, the Fund accrued $0.004 million in incentive fees related to capital gains and none related to investment income, respectively. For the three and nine months ended September 30, 2012, the Fund accrued no incentive fees related to capital gains and none related to investment income, respectively.

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

For the nine months ended September 30, 2013 and for the period from August 4, 2011 (inception) through December 31, 2012, the Prior Manager incurred organizational and offering costs of $0.3 million and $1.4 million, respectively. Of the total $1.7 million organizational and offering costs incurred from inception through September 30, 2013, $0.3 million was reimbursed to the Prior Manager during the nine months ended September 30, 2013, and an aggregate of $0.4 million had been reimbursed since the Fund commenced operations on July 12, 2012. For the nine months ended September 30, 2012 and for the period from August 4, 2011 (inception) through December 31, 2011, the Prior Manager incurred organizational and offering costs of $0.7 million and $0.4 million, respectively. Of the total $1.2 million organizational and offering costs incurred from inception through September 30, 2012, $0.1 million was reimbursed to the Prior Manager during the three and nine months ended September 30, 2012.

VII Peaks agreed to assume and pay the Fund all amounts due the Fund from VII Peaks-KBR Advisor as reflected in the Fund’s books and records as of August 20, 2013, including any amounts due under the Expense Reimbursement Agreement between the Fund and VII Peaks-KBR Advisor. The Fund agreed to pay VII Peaks any reimburseable organization and offering expenses incurred by VII Peaks-KBR Advisor which the Fund would otherwise be obligated to reimburse VII Peaks-KBR Advisor from future sales of the Company’s securities, beginning with any sales of securities occurring after Augusts 30, 2013.

The Fund expects that the Manager will continue to incur organizational and offering costs as the Fund’s offering continues, and such additional organizational and offering costs will increase the amount to which the Manager will be entitled to reimbursement from gross offering proceeds. The unreimbursed amount will be eligible for reimbursement to the extent the Fund receives. Organizational and offering expenses paid for by the Manager and reimbursed by the Fund are expensed on the Fund’s statement of operations as they are payable to the Manager.

From time to time, the Fund has paid directly certain expenses that were classified as organization or offering expenses that should have been borne by the Prior Manager and for which the Prior Manager is obligated to reimburse the Fund. As of September 30, 2013 and December 31, 2012, the unreimbursed amount of organization and offering expenses was $0.1 million and $0.1 million, respectively, which amount is included in “Due from related party” on the Fund’s balance sheet as of that date.

Expense Reimbursement Agreement

On November 9, 2012, the Fund entered into an expense reimbursement agreement with the Prior Manager, under which the Prior Manager agreed to reimburse the Fund for all GAAP compliant expenses recognized on the quarterly financial statements of the Fund for 2012, retroactive to the date of formation of the Fund on August 3, 2011. In 2013, the expense reimbursement agreement was modified to exclude management fees and incentive fees payable to the Manager effective as of January 1, 2013. The Fund recognizes a receivable on its books for the amount due from the Prior Manager under the expense reimbursement agreement, and the Prior Manager recognizes a liability on its books in the same amount. The expense reimbursement agreement allows the Prior Manager and the Fund to offset the receivable in favor of the Fund created under the expense reimbursement agreement against the contingent payable owed by the Fund to the Prior Manager under the investment advisory agreement, resulting in a net receivable or payable position. As of September 30, 2013, the Prior Manager was indebted to the Fund for $1.4 million of expense reimbursements under the expense reimbursement agreement.

Effective August 20, 2013, the Manager has terminated the expense reimbursement agreement.

Note 4.  Related Party Transactions (continued)

Administration Agreement

 The Fund has also entered into an administration agreement with the Manager under which the Manager provides the Fund with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities and provides or oversees the performance of, the Fund’s required administrative services, which include, among other things, being responsible for the financial records which the Fund is required to maintain and preparing reports to its stockholders. The Manager is reimbursed amounts based on allocable portion of overhead costs under this agreement. During the three and nine months ended September 30, 2013, the Fund reimbursed the Prior Manager for $0.01 million and $0.02 million in administration expenses under the administration agreement, respectively. During the three and nine months ended September 30, 2012, the Fund reimbursed the Prior Manager for $0.01 million and $0.01 million in administration expenses under the administration agreement, respectively.

Dealer Manager Agreement

Axiom Capital Management, LLC (the “Dealer Manager”) is a member of the Financial Industry Regulatory Authority (“FINRA”) and the Securities Investor Protection Corporation (“SIPC”) and serves as the Dealer Manager for the Fund’s public offering of shares of common stock. The Dealer Manager is headquartered at 780 Third Avenue, 43rd Floor, New York, NY 10017-2024. The Dealer Manager receives selling commissions of 7% of gross offering proceeds, all of which is expected to be re-allowed to selected dealers, and a dealer manager fee of up to 3% of gross offering proceeds, all or a portion of which may be re-allowed to selected dealers.

Note 5.  Common Stock

The Manager purchased 111 and 22,222 shares of common stock on August 31, 2011 and December 31, 2011, respectively. These shares were purchased at a price of $9.00 per share, which represents the initial public offering (“IPO”) price of $10.00 per share, net of selling commissions and dealer manager fees.

On July 10, 2012, the Fund had raised sufficient proceeds to break escrow on its IPO and through September 30, 2013, the Fund has sold 2.8 million shares of common stock for gross proceeds of $28.5 million, including $0.5 million of DRIP and the purchases made by the Manager.

During the nine months ended September 30, 2013, the Fund sold 1,891,497 shares of common stock in its offering for net proceeds of $17.25 million.

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

The following information sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets per share from operations for the three and nine months ended September 30, 2013 and 2012 (dollars in thousands except share and per share amounts).

	For the three months ended September 30, 2013	For the three months ended September 30, 2012
Basic and diluted
Net increase in net assets resulting from operations	$337	$56
Weighted average common shares outstanding	2,443,182	243,985
Net increase in net assets resulting from operations per share - basic and diluted	$0.14	$0.23

	For the nine months ended September 30, 2013	For the nine months ended September 30, 2012
Basic and diluted
Net increase (decrease) in net assets resulting from operations	$789	$(36)
Weighted average common shares outstanding	1,887,741	96,756
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.42	$(0.37)

Note 6.  Earnings Per Share (continued)

The Fund had no potentially dilutive securities as of September 30, 2013 or September 30, 2012, resulting in the same number of shares for basic and diluted.

Note 7.  Distributions

The Fund has declared and paid distributions to stockholders on a semi-monthly basis since it commenced operations. From time to time, the Fund may also pay interim distributions at the discretion of its board of directors. The Fund may fund its distributions to stockholders from any sources of funds available to it, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets and non-capital gains proceeds from the sale of assets. The Fund’s distributions may exceed its earnings, especially during the period before the Fund has substantially invested the proceeds from its IPO. As a result, a portion of the distributions may represent a return of capital for tax purposes. As of September 30, 2013, the Fund has accrued $0.1 million in stockholder distributions that were unpaid.

The following table reflects the distributions per share declared and paid or payable in cash or through the distribution reinvestment plan (“DRIP”) on the Fund’s common stock to date (dollars in thousands except per share amounts) through September 30, 2013:

SOURCE OF DISTRIBUTION

Date Declared	Payment Date	Net Investment Income	Realized Gain from Investments	Return of Capital	Per Share	Paid in Cash	DRIP	TOTAL
2012
July 31, 2012	August 17, 2012	$4	$-	$-	$0.03	$3	$1	$4
July 31, 2012	August 31, 2012	4	-	-	0.03	3	1	4
August 29, 2012	September 14, 2012	9	-	-	0.03	6	3	9
August 29, 2012	September 28, 2012	9	-	-	0.03	6	3	9
September 26, 2012	October 15, 2012	6	-	6	0.03	8	4	12
September 26, 2012	October 31, 2012	-	-	12	0.03	8	4	12
October 29, 2012	November 16, 2012	17	-	-	0.03	11	6	17
October 29, 2012	November 30, 2012	17	-	-	0.03	11	6	17
November 29, 2012	December 17, 2012	22	-	-	0.03	12	10	22
November 29, 2012	December 31, 2012	23	-	-	0.03	13	10	23
December 27, 2012	January 17, 2013 (1)	35	-	57	0.11	57	35	92
December 27, 2012	January 31, 2013	-	-	29	0.03	18	11	29
		$146	$-	$104		$156	$94	$250
2013
January 30, 2012	February 15, 2013	35	-	-	0.03	21	14	35
January 30, 2012	February 28, 2013	38	-	-	0.03	23	15	38
February 27, 2013	March 15, 2013 (1)	72	47	28	0.11	87	60	147
February 27, 2013	March 29, 2013	-	-	47	0.03	29	18	47
February 27, 2013	April 15, 2013	49	-	-	0.03	29	20	49
February 27, 2013	April 30, 2013	53	-	-	0.03	32	21	53
May 9, 2013	May 17, 2013	56	-	-	0.03	34	22	56
May 9, 2013	May 31, 2013	62	-	-	0.03	38	24	62
May 9, 2013	June 14, 2013	62	-	-	0.03	38	24	62
May 9, 2013	June 28, 2013	55	8	-	0.03	38	25	63
July 9, 2013	July 15, 2013	-	35	27	0.03	38	24	62
July 9, 2013	July 30, 2013	22	40	-	0.03	38	24	62
July 9, 2013	August 14, 2013	55	7	-	0.03	38	24	62
July 9, 2013	August 30, 2013	79	-	7	0.03	54	32	86
September 11, 2013	September 16, 2013	-	-	88	0.03	56	32	88
September 11, 2013	September 30, 2013	-	-	88	0.03	56	32	88
September 11, 2013	October 15, 2013	-	-	88	0.03	56	32	88

		$638	$137	$373		$705	$443	$1,148

(1)	Includes a special distribution of $0.077 per share.

The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common stock (dollars in thousands) during the nine months ended September 30, 2013:

	Nine Months Ended September 30, 2013
Source of Distribution	Distribution Amount	Percentage
Net investment income	$638	55.6%
Capital gains proceeds from the sale of assets	137	11.9
Distributions on account of preferred and common equity	373	32.5
Total	$1,148	100.0%

The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common stock (dollars in thousands) during the nine months ended September 30, 2012:

	Nine Months Ended September 30, 2012
Source of Distribution	Distribution Amount	Percentage
Net investment income	$32	64.0%
Distributions on account of preferred and common equity	18	36.0
Total	$50	100.0%

Note 8.  Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2013 and 2012.

	For the nine months ended September 30, 2013	For the nine months ended September 30, 2012
Per share data:
Net asset value, beginning of period	$8.77	$8.82

Results of operations (1)
Net investment income	0.34	0.37
Net realized gain on investments	0.07	-
Net unrealized gain (loss) on investments	0.01	(0.74)
Net increase(decrease) in net assets resulting from operations	0.42	(0.37)

Stockholder distributions (2)
Distributions from net investment income	(0.34)	(0.33)
Distributions from realized gains	(0.07)	-
Distributions from capital	(0.20)	(0.19)
Net decrease in net assets resulting from stockholder distributions	(0.61)	(0.52)

Capital share transactions
Impact from issuance of common stock (3)	0.30	0.89
Net increase in net assets resulting from capital share transactions	0.30	0.89
Net asset value, end of period	$8.88	$8.82
Shares outstanding at end of period	2,842,231	483,234
Total return (5)	7.76%	5.86%
Ratio/Supplemental data:
Net assets, end of period (in thousands)	$25,228	$4,260
Average net assets (in thousands)	$16,600	$1,018
Ratio of net investment income to average net assets (4)(7)	5.13%	7.08%
Ratio of operating expenses to average net assets (4)(7)	9.99%	(0.79)%
Ratio of incentive fees to average net assets (7)	0.03%	-
Ratio of expenses reimbursed to average net assets (7)	6.25%	55.40%
Portfolio turnover ratio (6)	55.10%	4.28%

(1)	The per share amounts were derived by using the weighted average shares outstanding during the period. Net investment income (loss) per share excluding the expense reimbursements would have been $0.01 for the nine months ended September 30, 2013. Net investment income (loss) per share excluding the expense reimbursements would have been ($2.54) for the nine months ended September 30, 2012.

(2)	The per share data for distributions reflects the actual amount of distributions declared per share during the period.

(3)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Fund's continuous offering.

(4)	The ratios are after giving effect to amounts reimbursed by the Manager under an expense reimbursement agreement. See “Note 4 – Related Party Transactions.” For the nine months ended September 30, 2013, excluding the expense reimbursement, the ratio of net investment income and operating expenses to average net assets would have been (1.11%) and 9.99%, respectively. For the nine months ended September 30, 2012, excluding the expense reimbursement, the ratio of net investment income and operating expenses to average net assets would have been (48.32%) and 54.62%, respectively.

(5)	Total return is calculated assuming a purchase of shares at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. The total return based on net asset value for the nine months ended September 30, 2013, includes the effect of the expense reimbursement which added 4.67% to the return. The total return based on net asset value for the nine months ended September 30, 2012, includes the effect of the expense reimbursement which added 28.83% to the return.

(6)	Portfolio turnover rate is calculated using the year-to-date sales over the average of the invested assets at fair value. Not annualized.

(7)	Ratios are annualized.

Note 9.  Subsequent Events

On September 27, 2013, Rotech Healthcare, Inc. successfully completed financial restructuring and emerged from Chapter 11 protection. The company received $358mn in exit financing and paid down the first lien 10.75% notes due 10/15/2015 for $110.5688, which includes the coupon that was payable on 10/15/2013. The process was completed on 10/02/2013. We bought these bonds for an average purchase price of $100.19 over a period from October, 2012 to March, 2013.

On October 11, 2013, Alliance Healthcare Services, Inc. announced that it obtained commitments from lenders with respect to a $70 million incremental term loan under its existing senior secured credit agreement. The Fund intends to use the net proceeds from these borrowings, together with proceeds from borrowings under its revolving credit facility and cash on hand to redeem all of outstanding 8% senior notes due in 2016. The notes are being called at $102.00 plus all accrued interest and the call process will complete on 12/4/2013. The Fund purchased these bonds at a weighted average price of $91.12 over a period ranging from August 2012 to February 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying financial statements of VII Peaks Co-Optivist Income BDC II, Inc., and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to VII Peaks-KBR Co-Optivist Income BDC II, Inc., a Maryland corporation and, as required by context to VII Peaks-KBR Advisor II, LLC (the “Manager”), which serves as our investment adviser and administrator. We are externally managed by our Manager.

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

Portfolio and Investment Activity

During the nine months ended September 30, 2013, we made $19.8 million of investments in new portfolio companies and had $7.1 million in aggregate amount of exits and repayments, resulting in net investments of $12.7 million for the period. During the three and nine months ended September 30, 2012, we made $2.5 million of investments in new portfolio companies and had $0.1 million in aggregate amount of exits and repayments, resulting in net investments of $2.4 million for the period.

During the nine months ended September 30, 2013, we made $24.9 million of money market investments and had $21.4 million in aggregate amount of exits and repayments, resulting in net exits and repayments of $3.5 million for the period. During the nine months ended September 30, 2012, we made $1.0 million of money market investments for the period.

The following table presents our portfolio composition based on fair value at September 30, 2013 and December 31, 2012.

	At September 30, 2013		At December 31, 2012
	Percentage of Total Portfolio	Weighted Average Current Coupon Yield	Percentage of Total Portfolio	Weighted Average Current Coupon Yield
Investments - money market	20.5%	-%	18.3%	-%
Senior Secured First Lien Debt	6.5	10.1	11.5	10.4
Senior Secured Second Lien Debt	19.6	10.6	12.1	11.0
Senior Unsecured Debt	33.3	10.5	43.7	9.5
Senior Subordinated Debt	20.1	11.1	14.4	9.4
Total	100.0%	10.7%	100.0%	9.8%

As of September 30, 2013 and December 31, 2012, our investment portfolio had a yield to maturity of 11.74% and 12.17%, respectively.

The following table shows the portfolio composition by industry grouping at fair value at September 30, 2013 and December 31, 2012 (dollars in thousands).

	At September 30, 2013		At December 31, 2012
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Investments – Money Market	$4,848	20.6%	$1,304	18.3%
Healthcare & Pharmaceuticals	3,208	13.6	830	11.7
Services: Business	2,660	11.3	365	5.1
Telecommunications	2,510	10.7	764	10.7
Media: Broadcasting & Subscription	1,964	8.3	—	—
Banking, Finance, Insurance & Real Estate	1,541	6.5	358	5.0
Services: Consumer	1,249	5.3	541	7.6
Aerospace and Defense	1,038	4.4	—	—
Energy: Oil & Gas	851	3.6	—	—
Hotel, Gaming & Leisure	834	3.5	—	—
High Tech Industries	782	3.3	771	10.8
Media: Advertising, Printing & Publishing	696	3.0	—	—
Beverage, Food & Tobacco	688	2.9	769	10.8
Consumer Goods: Non-durable	412	1.8	415	5.8
Retail	261	1.1	564	7.9
Environmental Industries	25	0.1	45	0.7
Consumer Goods: Durable	—	—	401	5.6
Total	$23,567	100.0%	$7,127	100.0%

Results of Operations

Operating results for the three and nine months ended September 30, 2013 and 2012 are as follows (dollars in thousands):

	For the three months ended September 30, 2013	For the three months ended September 30, 2012
Total investment income	$456	$32
Total expenses, net	301	(96)
Net investment income	155	128
Net realized gain	47	—
Net unrealized appreciation (depreciation)	135	(72)
Net increase in net assets resulting from operations	$337	$56

	For the nine months ended September 30, 2013	For the nine months ended September 30, 2012
Total investment income	$1,102	$32
Total expenses, net	464	(4)
Net investment income	638	36
Net realized gain	137	—
Net unrealized appreciation (depreciation)	14	(72)
Net increase (decrease) in net assets resulting from operations	$789	$(36)

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

Expenses

The composition of our operating expenses for the three and nine months ended September 30, 2013 and 2012 was as follows (dollars in thousands):

	For the three months ended September 30, 2013	For the three months ended September 30, 2012
Professional fees	$111	$37
Director fees	12	11
Insurance	22	13
Management fees	128	19
Incentive fees	4	—
General and administrative	101	44
Organizational & offering expense	124	62
Operating expenses before expense reimbursements	502	186
Expense reimbursement	(201)	(282)
Total operating expenses net of expense reimbursements	$301	$(96)

	For the nine months ended September 30, 2013	For the nine months ended September 30, 2012
Professional fees	$300	$67
Director fees	32	20
Insurance	62	35
Management fees	291	19
Incentive fees	4	-
General and administrative	232	75
Organizational & offering expense	319	62
Operating expenses before expense reimbursements	1,240	278
Expense reimbursement	(776)	(282)
Total operating expenses net of expense reimbursements	$464	$(4)

Net Realized Gains or Losses from Investments

For the three and nine months ended September 30, 2013, we had $1.0 million and $7.0 million of principal repayments, resulting in $0.05 million and $0.1 million of realized gains, respectively. For the three and nine months ended September 30, 2012, we had $0.1 million and $0.1 million of principal repayments, resulting in no realized gains or losses, respectively.

Net Change in Unrealized Appreciation or Depreciation on Investments

For the three and nine months ended September 30, 2013, we had $0.1 million and $0.01 million, respectively, of unrealized appreciation. For the three and nine months ended September 30, 2012, we had $0.07 million and $0.07 million, respectively, of unrealized depreciation.

Changes in Net Assets from Operations

For the three and nine months ended September 30, 2013, we recorded a net increase in net assets resulting from operations of $0.3 million and $0.8 million, respectively. Based on 2,443,182 weighted average common shares outstanding for the three months ended September 30, 2013, our per share net increase in net assets resulting from operations was $0.14. Based on 1,887,741 weighted average common shares outstanding for the nine months ended September 30, 2013, our per share net increase in net assets resulting from operations was $0.42.

For the three and nine months ended September 30, 2012, we recorded a net increase (decrease) in net assets resulting from operations of $0.06 million and ($0.04) million, respectively. Based on 243,985 and 96,756 weighted average common shares outstanding for the three and nine months ended September 30, 2012, respectively, our per share net increase (decrease) in net assets resulting from operations was $0.23 and ($0.37), respectively.

Liquidity and Capital Resources

We generate cash primarily from the net proceeds of our ongoing continuous public offering and from cash flows from fees, interest and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. On July 10, 2012, we satisfied our minimum offering requirement of raising gross offering proceeds in excess of $1.0 million from persons who are not affiliated with us or our Manager, and commenced operations. As of September 30, 2013, we issued 2.8 million shares of common stock for gross proceeds of $28.5 million, including $0.5 million of DRIP. We currently sell our shares on a continuous basis at a current offering price of $10.15; however, to the extent that our net asset value per share increases, we will sell at a price necessary to ensure that our shares are not sold at a price, after deduction of selling commissions and dealer manager fees, that is below our net asset value per share.

Prior to investing in debt securities, we invest the net proceeds from our continuous offering primarily in money market funds that invest in U.S. government securities and high-quality debt instruments maturing in one year or less from the time of investment. As of September 30, 2013 and December 31, 2012, we had $4.8 million and $1.3 million, respectively, invested in money market investments pending investment in debt instruments.

For the nine months ended September 30, 2013, we experienced a net increase in money market investments of $3.5 million. For the nine months ended September 30, 2013, approximately $16.0 million was generated from our financing activities, which primarily consisted of $16.7 million in net offering proceeds received, offset by $0.7 million in distributions. We used approximately $16.0 million of cash in our operating activities primarily as a result of increases in receivables for interest and due from related party and a decrease in receivable for sales of common stock. Also, we received proceeds from the sale of, repayment of and principal payments on portfolio debt investments of $7.1 million, offset by the purchase of new portfolio debt investments of $19.8 million.

For the nine months ended September 30, 2012, we experienced a net increase in money market investments of $1.0 million. For the nine months ended September 30, 2012, approximately $3.4 million was generated from our financing activities, which primarily consisted of $3.4 million in net offering proceeds received. We used approximately $3.4 million of cash in our operating activities primarily as a result of increases in receivables for interest and due from related party. Also, we received proceeds from the sale of, repayment of and principal payments on portfolio debt investments of $0.1 million, offset by the purchase of new portfolio debt investments of $2.5 million.

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

Assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity, a 100 basis point move in interest rates up or down from their September 30, 2013 levels would result in an increase or decrease in net asset value of $0.2 million or 0.77%.

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

VII Peaks Co-Optivist Income BDC II, Inc.

Date: November 5, 2013	By	/s/ Gurpreet S. Chandhoke
Gurpreet S. Chandhoke
Chairman of the Board of Directors,
Chief Executive Officer and President
(Principal Executive Officer)

VII Peaks Co-Optivist Income BDC II, Inc.

Date: November 5, 2013	By	/s/ Cecilia Shea
Cecilia Shea
Chief Financial Officer,
Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

