Form 10-K
period 2013-12-31
VII Peaks Co-Optivist Income BDC II, Inc.
filed 2014-03-11
CIK 1527385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File No. 0-54615

VII Peaks Co-Optivist Income BDC II, Inc.

(Exact name of Registrant as specified in its charter)

Maryland	45-2918121
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

100 Pine Street, Suite 500

San Francisco, California 94111

(Address of principal executive offices)

(855) 889-1778

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

There is no established market for the Registrant’s shares of common stock. The Registrant is currently conducting an ongoing public offering of its shares of common stock pursuant to a Registration Statement on Form N-2 (File No. 333-166636), which shares are being sold at $10.15 per share as of December 31, 2013, with discounts available for certain categories of purchasers, or at a price necessary to ensure that shares are not sold at a price below net asset value per share.

The number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding as of March 10, 2014 was 3,619,692.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

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

2

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2013

Part I

Except as otherwise specified in this annual report on Form 10-K (“Annual Report”), the terms:

•	“we”, “us”, “our” and the “Fund” refer to VII Peaks Co-Optivist Income BDC II, Inc., a Maryland Corporation.

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

As of August 20, 2013, we are managed by VII Peaks Capital, LLC (the “Manager”), a registered investment adviser under the Investment Advisers Act of 1940, as amended, (the “Advisers Act”). Our Manager is responsible for sourcing and conducting research on prospective investments, analyzing opportunities, structuring our portfolio, and monitoring our investments and portfolio companies on an ongoing basis. Prior to August 20, 2013 the Fund was managed by VII Peaks-KBR BDC Advisor II, LLC who was wholly-owned by VII Peaks-KBR, LLC which was a joint venture between VII Peaks Capital, LLC and KBR Capital Advisors, LLC (“KBR”).

On August 9, 2011, we filed a registration statement on Form N-2 to sell up to 75,000,000 shares of common stock, $0.001 par value per share, at an initial public offering price of $10.00 per share. The registration statement was declared effective by the Securities Exchange Commission (the “SEC”) on March 1, 2012. We commenced operations when we raised gross offering proceeds of over $1.0 million, all of which was from persons who were not affiliated with us or our manager by one year from the date the registration statement was declared effective by the SEC. Prior to the successful satisfaction of that condition, all subscription payments were placed in an account held by the escrow agent, UMB Bank, N.A., in trust for the benefit of our subscribers, pending release to us. We achieved the minimum offering requirement on July 10, 2012 and commenced operations on such date. As of December 31, 2013, we issued 3.2 million shares of common stock for gross proceeds of $31.6 million, including $0.7 million under our distribution reinvestment plan (“DRIP”).

We invest in discounted corporate debt and equity-linked debt securities of public and private companies that trade on the secondary loan market for institutional investors and provide distributions to investors. The debt is generally high-yield and non-investment grade. At the same time, we actively work with the target company’s management to restructure the underlying securities and improve the liquidity position of the target company’s balance sheet. We employ a proprietary “Co-Optivist” TM approach (“cooperative activism”, Co-Optivist TM is a registered trademark of VII Peaks Capital, LLC, or (“VII Peaks”), and is being used with their permission) in executing our investment strategy, which entails proactively engaging the target company management on average 24 months prior to a redemption event (typically a put or maturity event) to create an opportunity for growth in the investments. Our strategy is not dependent on restructuring to generate distributions. Capital appreciation on securities is generally not realized evenly over the holding period. In some instances market prices for securities may continue to reflect a discount until a relatively short time period prior to a redemption event. The potential capital gain typically occurs during the end of the holding period of a bond in our portfolio when securities are either called by the company or exchanged to new securities during refinance. We have tendered certain debt securities well above the market-traded deep discount.

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

Our proprietary “Co-Optivist” TM approach entails investment in the corporate debt and equity-linked debt securities of target companies, or Target Investments, in conjunction with proactively engaging the target companies’ management. We acquire Target Investments whose debt securities trade on the over-the-counter market for institutional loans at a discount to their par redemption value, and will be subject to a “redemption event” within (on average) 24 months. We define a “redemption event” as a maturity event or a put event (where investors in the target companies’ debt security can have a redemption right at a pre-determined price). We hold such debt an average of 12 – 18 months, during which time we anticipate working actively with the target companies’ management to effect and/or participate in a restructuring or exchange of the invested securities for new securities.

We make target companies that meet our investment criteria. The size of an individual investment will vary based on numerous factors. However, assuming we raise the maximum offering amount of $750 million we expect to hold at least 50 investments, and we anticipate that the minimum investment size will be approximately $250,000. We do not anticipate being heavily invested in any one industry, and generally, we do not expect to invest in more than two different classes of debt of the same target company. We invest in debt and equity-linked debt of target company with a minimum enterprise value of $200 million and whose debt and equity-linked debt is actively traded in the secondary loan market. Our portfolio is predominantly composed of fixed-rate high-yield and equity-linked corporate debt securities. However, we may also purchase senior secured corporate debt securities which may have variable interest rates. We currently anticipate that the portion of our portfolio composed of variable rate corporate debt securities, if any, will not exceed 20%, but we may increase that to 33% of our aggregate portfolio at the time of any purchase depending on market opportunities.

We offer our stockholders the ability to receive distributions as well as the potential capital appreciation resulting from the restructuring of the debt of our Target Investments. To the extent we have distributable income available we anticipate declaring distributions with a record and payment date on a semi-monthly basis. Please see Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for a detailed description of Distributions.

Between 2001 and 2008, corporate debt levels and the supply of leverage offered by banks and other investors steadily increased. We believe a significant amount of this debt will be subject to a redemption event prior to 2015. Many of the companies that have outstanding issues of such debt have not been able to proactively refinance, creating a “refinancing wall” that we believe will create a liquidity shortfall for many issuers. The value of the debt securities of these companies as reflected in prices quoted in the secondary loan market, may be at a significant discount to par, and represent a premium yield to maturity reflective of these liquidity concerns, creating the opportunity for us to identify and invest in the debt securities of select companies at attractive current market valuations. We believe that our Co-Optivist TM approach can help our target companies achieve results that are beneficial to the long-term value of their businesses, which will in turn, result in capital gains through capital appreciation, or the exchange of invested securities into a current security or cash at a premium to its acquisition price. Our principals collectively have experience in principal investing, debt securities and general capital markets, and we believe we are well-positioned to capitalize on these opportunities.

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

Our Manager has an investment committee that is responsible for reviewing, discussing and approving each investment opportunity we seek to pursue. Our investment committee meets routinely to discuss new and existing opportunities and developments on current investments. Our investment committee currently is led by Mr. Chandhoke, our Chief Executive Officer, with Stephen F. Shea, a Managing Partner of VII Peaks Capital, LLC.

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

Potential Competitive Strengths

We believe that we have the following potential competitive strengths as compared to investment funds that also invest in discounted corporate debt and equity-linked debt securities:

•	We Are Not a Traditional Distressed Fund. Traditional distressed debt investors typically seek to own the debt and engage in a bankruptcy process with the issuing company and eventually become equity holders. Through equity ownership, traditional distressed debt investors then intend to restructure operations of the company. In contrast, we do not invest in debt securities with the intent of undergoing a bankruptcy process. We look to partner with management to pro-actively avoid a default and bankruptcy situation. We are focused on restructuring company balance sheets, not company operations.

•	Investment Hold Period. We will not actively trade in and out of positions. Rather, we hold our investments for an average of 12 – 18 months. During this hold period we anticipate working co-operatively with target company management and other debt holders on a debt restructuring or exchange.

•	Comprehensive Private Equity Due Diligence Approach. We employ a comprehensive private equity approach to our investment due diligence process. This approach involves performing comprehensive business and industry due diligence and in-depth, bottoms-up valuation analyses for each investment, comparable to what a private equity firm with a long-term ownership position would conduct prior to investing in a target company. We believe this disciplined approach serves as an effective risk management tool for our investment process.

•	Relevant Capital Markets and Investment Experience. Our investment team consists of individuals who collectively have expertise and experience in principal investing, debt securities and general capital markets. The members of our investment team combined have been involved in the issuance of over $20 billion of debt securities, advised on a number of merger and acquisition transactions and invested in a number of private equity and leveraged buyout transactions.

Investment Criteria and Strategy

We invest in discounted corporate debt and equity-linked debt securities of companies that have a perceived risk of near term liquidity issues but have solid business fundamentals and prospects, including historical revenue growth, positive cash flow, significant and sustainable market presence, and sufficient asset coverage. We take a principal position in discounted debt securities with the primary goal of restructuring the terms of the debt to allow the target company to increase its liquidity and strengthen its balance sheet. Our typical target company has a debt redemption event (typically either a put or maturity event) on average within 24 months of our investment and has experienced a significant decline in its equity value reflective of a highly leverage capital structure or general market conditions. We believe that proactively guiding such companies to restructure their debt will allow them to increase liquidity and free up resources to grow their businesses rather than focusing on managing their debt obligations. We also believe that our involvement can allow the target company more flexibility to explore strategic alternatives, since the terms of the existing debt structure often limits strategic options for the target company.

The following is our primary investment criteria for our target company:

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

In each of our debt investments, we seek to become an influential investor, typically either through the size of our position or cooperation with other debt holders to pursue the shared goal of a beneficial debt restructuring. We actively work with other debt holders and the target company management to potentially restructure and exchange the existing debt for new securities with amended terms. We believe that a debt restructuring can be a positive outcome for not just the issuer but also its other stakeholders.

•	For such issuers and their equity holders, a debt restructuring is typically viewed favorably by the equity markets and may result in price appreciation in the target company equity securities.

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

We employ our Co-Optivist TM approach in executing our investment strategy, which entails taking an influential position and proactively engaging the target company management on average 24 months prior to a redemption event (typically a put or maturity event). This approach differs from traditional activist debt holders who typically wait until a company is near or at bankruptcy before beginning formal discussions regarding debt restructuring options. In addition, our strategy does not involve taking an operational role in the target company or changing management or members of the target companies’ board of directors or actively negotiating the terms of the restructuring. Rather, we look to establish a positive working relationship in assisting our target company to achieve shared goals.

We apply strict investment criteria to, and perform comprehensive due diligence on, each investment opportunity prior to making an investment decision. We define a base case as a situation where no debt restructuring occurs and the target company management chooses to meet the redemption event. With a successful restructuring, we see a potential for further upside in returns that could potentially exceed our base case. In connection with our investments, we actively pursue various hedging strategies to manage the volatility and risk profile of our overall investment portfolio, which may include purchasing derivatives or other securities. We do not anticipate that such equity exposure including overall hedging costs will exceed 5% of the overall portfolio.

Investment Selection Process

Our investment committee is responsible for reviewing, discussing and approving each investment idea we seek to pursue. Our investment committee meets routinely, to discuss new and existing ideas and developments on current investments. Our investment committee currently is led by Mr. Chandhoke, who also serves as our Chief Executive Officer, and Mr. Shea, a Managing Partner of VII Peaks Capital, LLC.

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

Below is a summary of our investment and approval process:

In addition to the investments noted above, we may invest up to 30% of our portfolio in opportunistic investments, including, but not limited to, securities of public companies that are not thinly traded and debt securities of companies located outside of the United States.

Investment Exit Strategy

We employ a strict sell discipline to our investments. As mentioned in our investment selection process, we look for investment opportunities that provide us with the potential to generate income to support sustainable distributions, even if no restructuring of the debt occurs. If a debt restructuring has not occurred upon an investment reaching this return threshold, we will continue our efforts to drive towards a restructuring. If a successful restructuring of the target company debt occurs, we sell a portion of our holdings upon the next pre-determined sell threshold (which we estimate will be approximately twice the average current yield of high yield bonds), usually within one to two quarters after the restructuring event. At that time, depending on the market response to the proposed restructuring, we may choose to exit the entire investment or maintain a small portion to further augment returns.

We anticipate that it will take approximately two weeks to accumulate our position in a target company. Following that, we expect that it will take a minimum of an additional two to four weeks to approach management of the target company with a debt restructuring proposal. Assuming the target company wishes to pursue our debt restructuring proposal, we expect that the restructuring itself will take approximately three to six months to implement. At any time during this process, if we feel the target company is unwilling to pursue our debt restructuring proposal, we will seek to dispose of our position in the target company in an orderly manner. We avoid holding the discounted debt if a redemption event is approaching within six months and there is no existing evidence that this debt will be restructured.

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

Determinations in Connection With Offerings

We offer our shares on a continuous basis at a current offering price of $10.15 per share; however, to the extent that our net asset value increases, we will sell at a price necessary to ensure that shares are not sold at a price per share, after deduction of selling commissions and dealer manager fees, that is below the net asset value per share. The closings are typically on a semi-monthly basis. To the extent that the net asset value per share increases subsequent to the last closing, the price per share may increase. Therefore, persons who subscribe for shares of our common stock in our continuous offering must submit subscriptions for a certain dollar amount, rather than a number of shares of common stock and, as a result, may receive fractional shares of our common stock. In connection with each closing on the sale of shares of our common stock offered pursuant to our prospectus on a continuous basis, the board of directors or a committee thereof is required within 48 hours of the time that each closing and sale is made to make the determination that we are not selling shares of our common stock at a price which, after deducting selling commissions and dealer manager fees, is below our then current net asset value per share. The board of directors or a committee thereof will consider the following factors, among others, in making such determination:

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

Election to be taxed as a Regulated Investment Company (RIC)

We have elected to be treated as a RIC under Subchapter M of the Code effective for our taxable year ended December 31, 2013, and to annually qualify as a RIC thereafter. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income that we distribute to our stockholders from our tax earnings and profits. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gain over realized net long-term capital loss, or the Annual Distribution Requirement. Even if we qualify as a RIC, we generally will be subject to corporate-level U.S. federal income tax on our undistributed taxable income and could be subject to U.S. federal excise, state, local and foreign taxes.

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

Overview of Our Manager

Our investment activities are managed by our Manager who is registered as an investment adviser under the Investment Advisers Act of 1940. Our Manager is responsible for sourcing potential investments, conducting research on prospective investments, analyzing investment opportunities, structuring our investments, and monitoring our investments and portfolio companies on an ongoing basis. Our Manager is led by Mr. Chandhoke, who also serves as our Chief Executive Officer, and Mr. Shea, Managing Partner of VII Peaks Capital, LLC. They are supported by the Manager’s team of employees, including investment professionals who have extensive experience in underwriting and issuing debt products that include high-yield, bank debt and convertible debt and have acted as financial advisers to private equity funds, venture capital firms and corporations in mergers and acquisitions, recapitalization and corporate finance transactions, and have served as principal investors in private equity and leveraged buyout transactions.

Our Manager has an investment committee that is responsible for reviewing, discussing and approving each investment opportunity we seek to pursue. Our investment committee routinely meets to discuss new and existing opportunities and developments on current investments. Our investment committee is currently led by Mr. Chandhoke, who also serves as our Chief Executive Officer, and Mr. Shea, a managing Partner of VII Peaks Capital, LLC.

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

Our Manager’s services under the investment advisory agreement may not be exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired. In addition, our Manager performs certain administrative services under the administration agreement. See “Administration Agreement”.

Administration Agreement

Our Manager serves as our administrator. Pursuant to an administration agreement, our Manager furnishes us with office facilities, equipment, clerical, and record keeping services at such facilities. Under the administration agreement, our Manager also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records which we are required to maintain and preparing reports to our stockholders. In addition, our Manager assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the administration agreement, we are obligated to reimburse our Manager for our allocable portion of our Manager’s overhead in performing its obligations under the administration agreement, including rent, the fees and expenses associated with performing compliance functions and the compensation of our chief financial officer and any administrative support staff. Under the administration agreement, our Manager will also provide on our behalf managerial assistance to those portfolio companies that request such assistance. The administration agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

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

License Agreements

We have entered into a license agreement with VII Peaks under which VII Peaks has agreed to grant us a non-exclusive, royalty-free license to use the names “VII Peaks” and “Co-Optivist.” Under these agreements, we will have a right to use the “VII Peaks,” and “Co-Optivist” names for so long as our Manager or one of its affiliates remains our investment adviser. Other than with respect to these limited licenses, we will have no legal right to the “VII Peaks,” and “Co-Optivist” names. These license agreements will remain in effect for so long as the investment advisory agreement with our Manager is in effect.

Certain Relationship and Related Party Transactions

Conflicts of interest between the operation of the Company and other activities of the Manager and its affiliates and principals are expected to occur from time to time. The Manager, in its sole judgment and discretion, will try to mitigate such potential adversity by the exercise of its business judgment in an attempt to fulfill its obligations. However, the Manager has not developed, and does not expect to develop, any formal process for resolving conflicts of interest. Such conflicts may include:

Competing Programs

Conflicts of interest between us and the various roles, activities and duties of the Manager and its affiliates may occur from time to time. The Manager, its officers and other affiliates may act as a manager or general partner of other private or public entities, some of whom may have the same or a similar investment objective as the Company. As a result, conflicts of interest between us and the other activities of the Manager and its affiliates may occur from time to time. None of the agreements or arrangements, including those relating to compensation, between the Company, the Manager or their affiliates, is the result of arm’s-length negotiations. As a result, there may be conflicts between us, on the one hand, and our Manager, including members of its management team, on the other, regarding the allocation of resources to the management of our day-to-day activities.

Further, the officers of VII Peaks are involved in other ventures, some of which may compete with us for investment opportunities, including certain affiliated funds or managed accounts, and may be incentivized to offer investment opportunities to such other ventures rather than to us which would make it more difficult to achieve our investment objectives

As a BDC, we will be subject to certain regulatory restrictions in making our investments. For example, we generally will not be permitted to co-invest with certain entities affiliated with our Manager in transactions originated by our Manager or its affiliates unless we obtain an exemptive order from the SEC or co-invest alongside our Manager or its affiliates in accordance with existing regulatory guidance and our allocation policy. Under existing regulatory guidance, we will be permitted to, and may co-invest in syndicated deals and secondary loan market transactions where price is the only negotiated point.

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

Compensation Arrangements

The compensation we pay to our Manager was not entered into on an arm’s-length basis with unaffiliated third parties. As a result, the form and amount of such compensation may be less favorable to us than they might have been had they been entered into through arm’s-length transactions with unaffiliated parties. See “Investment Advisory Agreement”.

Affiliated Dealer Manager

Prior to August 20, 2013, the dealer manager for our offering was KBR Capital Markets, LLC, which was an affiliate of us and our Manager. This relationship might have created conflicts in connection with KBR Capital Markets, LLC due diligence obligations under the federal securities laws. As of August 20, 2013, the agreement with KBR was terminated due to KBR’s decision to discontinue operations. Effective September 23, 2013 Axiom Capital Management, Inc. (the “Dealer Manager”) was selected as the new dealer manager for the funds. Axiom Capital Management, Inc. is not an affiliate of the Fund or Manager.

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

Managerial Assistance to Portfolio Companies

A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in “Regulation – Qualifying Assets” above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance. Where the BDC purchases such securities in conjunction with one or more other persons acting together, the BDC will satisfy this test if one of the other persons in the group makes available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Temporary Investments

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we invest in money market funds which invest in highly rated commercial paper, U.S. Government agency notes, U.S. Treasury bills or in repurchase agreements relating to such securities that are fully collateralized by cash or securities issued by the U.S. Government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, certain diversification tests in order to qualify as a RIC for federal income tax purposes will typically require us to limit the amount we invest with any one counterparty. Our Manager will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

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

Code of Ethics

We and our Manager have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You may read and copy the code of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, the code of ethics is attached as an exhibit to the registration statement of which the prospectus is a part, and is available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov . You may also obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov , or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

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

Introduction

Our Manager is registered with the SEC as an investment adviser registered under the Advisers Act. As an investment advisor registered under the Advisers Act, our Manager has fiduciary duties to us. As part of this duty, our Manager recognizes that it must vote client securities in a timely manner free of conflicts of interest and in our best interests and the best interests of our stockholders. Our Manager’s Proxy Voting Policies and Procedures have been formulated to ensure decision-making consistent with these fiduciary duties.

These policies and procedures for voting proxies for our investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

Proxy Policies

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

Proxy Voting Records

You may obtain information about how we voted proxies by making a written request for proxy voting information to:

Chief Compliance Officer

VII Peaks Co-Optivist Income BDC II, Inc.

100 Pine Street, Suite 500

San Francisco, California 94111

Available Information

We have filed a registration statement with the SEC on Form N-2, including amendments, relating to the shares we are offering. We have filed a prospectus with the SEC. The prospectus does not contain all of the information set forth in the registration statement, including any exhibits and schedules it may contain. For further information concerning us or the shares we are offering, please refer to the registration statement and prospectus. Statements contained in the prospectus and this 10-K as to the contents of any contract or other document referred to are not necessarily complete and in each instance reference is made to the copy of any contract or other document filed as an exhibit to the registration statement or prospectus. Each statement is qualified in all respects by this reference. Any stockholder and its designated representative are permitted access to our records to which it is entitled under applicable law by all reasonable times, and may inspect and copy any of them for a reasonable charge. Please see our charter and bylaws for additional information regarding stockholders’ rights to access our records.

We are required to file with or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information meeting the informational requirements of the Securities Exchange Act of 1934. You may inspect and copy these reports, proxy statements and other information, as well as the registration statement and prospectus with all related exhibits and schedules at the Public Reference Room of the SEC at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Copies of these reports, proxy and information statements and other information may be obtained, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, Washington, D.C. 20549-0102. In addition, the SEC maintains an Internet website that contains reports, proxy and information statements and other information filed electronically by us with the SEC at http://www.sec.gov.

  Our Manager provides quarterly reports to shareholders within 60 days after the end of each quarter. Our manager shall also provide an annual report to shareholders within 120 days after the end of each fiscal year. These reports will also be available on the SEC’s website at www.sec.gov. These reports should not be considered a part of or as incorporated by reference in the prospectus or registration statement of which the prospectus is a part.

ITEM 1A. RISK FACTORS

An investment in shares of our common stock involves a high degree of risk and may be considered speculative. The risks set forth below are not the only risks we face. If any of the following risks occur, our business and financial condition could be materially adversely affected. In such case, the net asset value of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business and Structure

We are a recently formed entity with limited operating history and revenues, and you have a limited `basis on which to evaluate our ability to achieve our business objectives.

We were formed on 2011, and commenced operations in July 2012 when we raised an aggregate of $1.0 million from investors unaffiliated with us or our Manager. Because we lack an extended operating history, there is a limited basis on which to evaluate our ability to achieve our business objectives. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objectives and that the value of our common shares could decline substantially.

We face competition for investment opportunities.

We face competition for investment opportunities from a range of competitors, including mutual funds, private equity, hedge funds, and leveraged buyout funds. Many of these entities may have greater financial resources than we do or access to financing on more favorable terms than we will. These entities could make it more difficult or expensive to make investments in the debt securities of our target company at appropriate price levels.

We face competition for assets to manage.

We face competition from a range of competitors, including mutual funds, private equity, hedge funds, and leveraged buyout funds, for assets to manage. Many of these entities may have greater financial resources than we do or access to financing on more favorable terms than we will. Our operating expenses are relatively fixed, and therefore we will have a higher expense ratio, which will decrease returns to shareholders, to extent we are unable to increase the amount of assets that we manage.

Our board of directors has full authority and discretion over the timing and amount of distributions we make, and it may decide to reduce or eliminate distributions at any time, which may have an adverse affect on your investment.

To the extent that we have income available, we will continue to authorize and declare distributions with record and payment dates distributions on a semi-monthly basis to our shareholders. Our distributions, if any, will be determined by our board of directors. There can be no assurances that we will be able to make distributions or, to the extent we make distributions, the level of distributions declared and paid to our shareholders or our ability to pay distributions. The target companies in which we invest will generally have near-term liquidity issues that make investments in them highly speculative. If one or more of our investments in our target companies is not successful, it may adversely impact our ability to make distributions to shareholders.

If we are unsuccessful in raising significant proceeds in our ongoing, continuous “best efforts” public offering, we will be limited in the number and type of investments we may make, and the value of your investment in us may be reduced in the event our assets under-perform.

Our continuous offering is being made on a best efforts basis, whereby the dealer manager and broker-dealers participating in the offering are only required to use their best efforts to sell our shares and have no firm commitment or obligation to purchase any of the shares. To the extent that less than the maximum number of shares is subscribed for, the opportunity for the allocation of our investments among various issuers and industries may be decreased, and the returns achieved on those investments may be reduced as a result of allocating all of our expenses over a smaller capital base.

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

It is anticipated that the investigation of each specific target company and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments necessary to restructure and de-lever their balance sheets will require substantial management time and attention and substantial costs for accountants, attorneys, and others. If a decision is made not to complete a specific investment, the costs incurred up to that point for the proposed transaction may not be recoverable. Furthermore, even if an agreement is reached relating to a specific target company, we may fail to consummate the transaction for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate additional investment opportunities.

The recovery from the 2008 and 2009 recession remains challenging.

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

According to a D&B Global Economic Outlook, economic activity following the 2008 – 2009 recession will continue to make slow progress over the next five years. The significant restructuring of the US private sector is a chief driver, resulting in slowing bankruptcies across most sectors and improved payment performance. Furthermore, the boom in unconventional gas and oil in the US is driving down energy prices, boosting business confidence and supporting growth in key sectors. Despite this cautious optimism, a number of risks remain including high levels of debt, particularly in the public sector. The increase in public sector debt since 2008 is concerning, as governments ramped up spending to boost the economic growth. As a result, government spending in many countries will remain constrained and tax levels high over the next few years a governments attempt to balance their books. This will, in turn, constrain growth in economies such as the US, where private sector restructuring has begun. There also may be some longer-term unintended consequences of quantitative easing policies, including excessive risk-taking. Already, yields between high-risk bonds and US treasuries are narrowing, stock markets have boomed in many countries, speculative activity in commodity markets are keeping prices higher than fundamentals would dictate.

A potential downgrade in the U.S.’s credit rating by a second rating agency and very slow growth with continued high unemployment in Europe could materially adversely affect our business, financial condition and results of operations.

On August 5, 2011, Standard & Poor’s downgraded the U.S.’s credit rating to AA+ from its top rank of AAA, resulting in an immediate drop in the Dow of 2,000 and gold soaring to $1,895 an ounce. Standard & Poor’s downgrading was largely due to lack of political backbone to come together to reduce spending and debt and balance the budget, while keeping the economy growing. The current U.S. debt ceiling and budget deficit concerns have increased the possibility of further credit-rating agency downgrades, such as from Fitch Ratings, warning that the repeated casting of uncertainty over the full faith and credit of the U.S. risks undermines confidence in the U.S. Dollar. On the plus side, Fitch Rating is considering the U.S economy has experienced a 1.9% GDP growth in 2013, according the Bureau of Economic Analysis advance estimates, with projections for a 3% GDP growth in 2014, according to the Congressional Budget Office. Further, the U.S. dollar is still the most liquid in the world. On the minus side for a potential Fitch Rating downgrade, Fitch has indicated that the continued political environment is not a characteristic of an AAA sovereign. Additionally, Fitch Ratings noted that the U.S. is the most heavily indebted AAA rated sovereign, with a gross debt ratio equivalent to double that of the AAA median. The potential downgrade from Fitch Ratings with the current S&P rating of the U.S.’s credit, together with signs of deteriorating sovereign debt and conditions in Europe, could have a material adverse effect on the financial markets and economic conditions in the U.S. and throughout the world. Additionally, austerity measures necessary to reduce the U.S.’s deficit could accelerate an already slowing U.S. economy in the near term.

The U.S.’s S&P credit rating downgrade and potential same from Fitch Ratings could negatively impact the trading market for U.S. government securities and would likely impact the credit risk associated with our investments in U.S. Treasury securities. This could reduce the value of the U.S. Treasury securities that we may hold in our portfolio. In addition, adverse market and economic conditions that could occur due to a downgrade of the U.S.’s credit rating on the U.S.’s debt could result in rapidly rising interest rates, a falling dollar, shakier financial markets and slowing or negative economic growth in the near term. These events could adversely affect our business in many ways, including, but not limited to, adversely impacting our portfolio companies’ ability to obtain financing, or obtaining financing but at significantly lower valuations than the preceding financing rounds. If any of these events were to occur, it could materially adversely affect our business, financial condition and results of operations

A substantial portion of our investment portfolio may be recorded at fair value as determined in good faith by our board of directors and, as a result, there will be uncertainty as to the value of our portfolio investments.

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

Potential investors will not have preemptive rights to any shares we issue in the future. Our certificate of incorporation authorizes us to issue 200,000,000 shares of common stock. Pursuant to our certificate of incorporation, a majority of our entire board of directors may amend our certificate of incorporation to increase the number of authorized shares without shareholder approval. To the extent we issue additional equity interests after an investor purchases shares of our common stock, an investor’s percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, an investor may also experience dilution in the book value and fair value of his/her shares.

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

In recent years, management internalization transactions have been the subject of shareholder litigation. Shareholder litigation can be costly and time-consuming, and there can be no assurance that any litigation expenses we might incur if we were to internalize our management functions would not be significant or that the outcome of litigation would be favorable to us. Any amounts we are required to expend defending any such litigation will reduce our net investment income.

Security breaches and other disruptions could compromise our and our Manager’s information and expose us and our Manager to liability, which would cause our business and reputation to suffer.

 In the ordinary course of our business, we and our Manager store sensitive data, including our proprietary business information and that of our portfolio companies, and personally identifiable information of our directors, officers and other employees, in our and our Manager’s data centers and networks. The secure processing, maintenance and transmission of this information is important to our and our Manager’s operations and business strategy. Despite our security measures, our and our Manager’s information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our and our Manager’s networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disrupt our operations, and damage our and our Manager’s reputations, and cause a loss of confidence in us and our Manager’s products and services, which could adversely affect our business.

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

In addition, the officers of Axiom may also be involved in other ventures, some of which may compete with us for investment opportunities.

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

 Our investment advisory agreement entitles our Manager to receive an incentive fee based on our net investment income regardless of any capital losses. In such case, we may be required to pay our Manager an incentive fee for a fiscal quarter even if there is a decline in the value of our portfolio or if we incur a net loss for that quarter. Any incentive fee payable by us that relates to our net investment income may be computed and paid on income that may include interest that has been accrued but not yet received. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously included in the calculation of the incentive fee will become uncollectible. Our Manager is not obligated to reimburse us for any part of the incentive fee it received that was based on accrued income that we never received as a result of a subsequent default. Such circumstances would result in us paying an incentive fee on income we never receive captured in one reporting period, with the related reduction in the incentive fee paid in the subsequent period.

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

The compensation we pay to our Manager was not entered into on an arm’s-length basis with an unaffiliated third party. As a result, the form and amount of such compensation may be less favorable to us than they might have been had they been entered into through arm’s-length transactions with an unaffiliated third party. However, we believe that the terms of the base management fee that we pay our Manager is generally more favorable to us than what most or all other externally-managed BDC’s pay their manager, and the terms of the incentive fee on income and capital gains are roughly the same as what other externally-managed BDC’s pay their manager.

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

Although we do not currently use any leverage, we reserve the right to utilize leverage to generate capital to make additional investments. If the value of our assets declines, we may be unable to satisfy the asset coverage test under the 1940 Act, which could prohibit us from paying distributions and could prevent us from qualifying as a RIC. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales and repayments may be disadvantageous.

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

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the independent members of our board of directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is considered our affiliate for purposes of the 1940 Act and we are generally prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of our board of directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our board of directors and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC or adherence to certain interpretive advice from the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company of a private equity fund managed by our Manager or its affiliates without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

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

 Risks Related to our Target Investments

Our investments in prospective portfolio companies may be risky, and we could lose all or part of our investment.

We intend to invest primarily in senior secured loans, second lien secured loans and subordinated debt of private U.S. companies. We may also invest in equity securities or securities of foreign companies.

Senior secured loans and second lien secured loans. There is a risk that any collateral pledged by portfolio companies in which we have taken a security interest may decrease in value over time or lose its entire value, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. To the extent our debt investment is collateralized by the securities of a portfolio company’s subsidiaries, such securities may lose some or all of their value in the event of the bankruptcy or insolvency of the portfolio company. Also, in some circumstances, our security interest may be contractually or structurally subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Loans that are under-collateralized involve a greater risk of loss. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we be forced to enforce our remedies.

Subordinated debt. Our subordinated debt investments will generally rank junior in priority of payment to senior loans and will generally be unsecured. This may result in a heightened level of risk and volatility or a loss of principal, which could lead to the loss of the entire investment. These investments may involve additional risks that could adversely affect our investment returns. To the extent interest payments associated with such debt are deferred, such debt may be subject to greater fluctuations in valuations, and such debt could subject us and our stockholders to non-cash income. Since we will not receive any principal repayments prior to the maturity of some of our subordinated debt investments, such investments will be of greater risk than amortizing loans.

Equity investments. We expect to make select equity investments. In addition, when we invest in senior secured and second lien secured loans or subordinated debt, we may acquire warrants to purchase equity securities. The equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

Non-U.S. securities. We may invest in non-U.S. securities, which may include securities denominated in U.S. dollars or in non-U.S. currencies, to the extent permitted by the 1940 Act. Because evidences of ownership of such securities usually are held outside the United States, we would be subject to additional risks if we invested in non-U.S. securities, which include possible adverse political and economic developments, seizure or nationalization of foreign deposits and adoption of governmental restrictions which might adversely affect or restrict the payment of principal and interest on the non-U.S. securities to investors located outside the country of the issuer, whether from currency blockage or otherwise. Since non-U.S. securities may be purchased with and payable in foreign currencies, the value of these assets as measured in U.S. dollars may be affected unfavorably by changes in currency rates and exchange control regulations.

In addition, we invest in securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They may also be difficult to value and illiquid.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any proceeds. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.

If one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might recharacterize our debt investment and subordinate all or a portion of our claim to that of other creditors. In situations where a bankruptcy carries a high degree of political significance, our legal rights may be subordinated to other creditors. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or in instances where we exercise control over the borrower or render significant managerial assistance.

Second priority liens on collateral securing debt investments that we own may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.

Certain debt investments that we own may be secured on a second priority basis by the same collateral securing first priority debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by such company under the agreements governing the loans. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the debt obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the debt obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against such company’s remaining assets, if any.

The rights we may have with respect to the collateral securing the debt investments we own with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of senior debt. Under such an intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens: the ability to cause the commencement of enforcement proceedings against the collateral; the ability to control the conduct of such proceedings; the approval of amendments to collateral documents; releases of liens on the collateral; and waivers of past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights are adversely affected.

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

In addition, investments in private companies tend to be less liquid. The securities of private companies are often not publicly traded or actively traded on the secondary market and are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors. These privately negotiated over-the-counter secondary markets may be inactive during an economic downturn or a credit crisis. In addition, the securities in these companies will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. Also, under the 1940 Act, if there is no readily available market for these investments, we are required to carry these investments at fair value as determined by our board of directors. As a result if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. We may also face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we, our Manager or any of their respective affiliates have material nonpublic information regarding such portfolio company or where the sale would be an impermissible joint transaction. The reduced liquidity of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.

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

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. Therefore, our non-performing assets are likely to increase, and the value of our portfolio is likely to decrease, during these periods. Adverse economic conditions may also decrease the value of any collateral securing our first lien or second lien secured loans. A prolonged recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income and net asset value. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable. These events could prevent us from increasing investments and harm our operating results.

A covenant breach by our portfolio companies may harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company.

An investment strategy focused primarily on privately held companies presents certain challenges, including the lack of available information about these companies.

Our investments are primarily in privately-held companies. Investments in private companies pose significantly greater risks than investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and the ability to withstand financial distress. As a result, these companies, which may present greater credit risk than public companies, may be unable to meet their obligations under their debt securities that we hold. Second, the investments themselves often may be less liquid. The securities of many of the companies in which we invest are not publicly-traded or actively traded on the secondary market and are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors. In addition, such securities may be subject to legal and other restrictions on resale.

A lack of liquidity in certain of our investments may adversely affect our business.

We invest in certain companies whose securities are not publicly-traded or actively traded on the secondary market and are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors and whose securities are subject to legal and other restrictions on resale or are otherwise less liquid than publicly-traded securities. The illiquidity of certain of our investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. The reduced liquidity of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.

Certain macro-economic events may adversely affect the value of our bond positions and thus may impair our investment performance.

The following risks may adversely affect the value of our bond positions and thus may impair our investment performance:

•	Recession. If the U.S. economy slides back into a recession it may cause a correction in bond prices driving them lower and increasing the cost of borrowing for companies.

•	Correction in U.S. Treasuries or Broader Bond Markets. U.S. Treasuries and corporate bonds have seen a dramatic increase in prices over the past several quarters, driving down yields. A correction or trade out of these fixed income securities could correct bond prices across the board, from Treasuries to corporate debt.

•	Increase in Corporate Default Rates. Corporate debt default rates and bankruptcy rates have remained relatively flat and remain at extremely low levels (less than 2%). Any significant increase in default rates would depress bond prices as corporate borrowing costs increase.

•	Inflation. Core inflation in the United States remains under 2%. However, a significant increase in inflation would reduce the real return of debt securities, causing prices to drop.

•	Monetary Tightening and Rising Interest Rates. The U.S. Federal Reserve continued its policy of quantitative easing, helping to spur liquidity in the capital markets. The policy has helped keep interest rates near an all-time low in the U.S. In late 2013, the Federal Reserve began tapering its bond purchases. Eventually, as the economy recovers, the Federal Reserve may begin the monetary tightening, causing an increase of interest rates that may drive down bond prices.

•	Devaluation of the U.S. Dollar. We invest in the debt securities of issuers domiciled in the United States. As such, the debt securities that we purchase will pay coupons denominated in U.S. dollars. A significant devaluation of the U.S. dollar could lead to lower bond prices as real returns are diminished due to a devalued currency.

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

Our continuous offering is being made on a best efforts basis, whereby Axiom Capital Management, Inc. and any selected dealers who enter into agreements with Axiom Capital Management, Inc. are only required to use their best efforts to sell our shares and have no firm commitment or obligation to purchase any of our shares. To the extent that less than the maximum number of shares is sold, the opportunity for diversification of our investments may be decreased and the returns achieved on those investments may be reduced as a result of allocating all of our expenses among a smaller capital base.

 Investors will not know the purchase price per share at the time they submit their subscription agreements and could receive fewer shares than anticipated if our board of directors determines to increase the offering price to comply with the requirement that we avoid selling our shares below net asset value per share.

The purchase price at which shareholders purchase shares of common stock will be determined at closing date to ensure that the sales price, after deducting selling commissions and dealer manager fees, is equal to or greater than the net asset value of our shares. As a result, in the event of an increase to our net asset value per share, an investor’s purchase price may be higher than the prior closing price per share, and therefore shareholders may receive a smaller number of shares than if shareholders had subscribed at the prior closing price.

Investors will not know the purchase price per share at the time they submit their subscription agreements and could pay a premium for their shares of common stock if our board of directors, or delegated committee, does not decrease the offering price in the event of a decline to our net asset value per share.

The purchase price at which shareholders purchase shares will be determined at each closing date to ensure that the sales price is equal to or greater than the net asset value of our shares, after deducting selling commissions and dealer manager fees. In the event of a decrease to our net asset value per share, shareholders could pay a premium for their shares of common stock if our board of directors, or delegated committee, does not decrease the offering price. Closing dates are typically semi-annual.

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

Within four years following the completion of our public offering or any subsequent follow-on offering, our board of directors is required to recommend that we pursue a liquidity event for our shareholders. A liquidity event could include: (i) a listing of our shares on a national securities exchange; (ii) a merger or another transaction approved by our board of directors in which our shareholders will receive cash or shares of a listed company; or (iii) a sale of all or substantially all of our assets either on a complete portfolio basis or individually followed by a liquidation. We expect that the liquidity event recommended by our board of directors will be completed within twelve months following the recommendation by our board of directors. We do not know at this time what circumstances will exist in the future and therefore we do not know what factors our board of directors will consider in determining what form of liquidity event to pursue. There may be economic or other factors that negatively impact our ability to complete a liquidity event within this timeframe or at all. As a result, it may be difficult for investors to sell their shares.

Our ability to successfully conduct our continuous offering is dependent, in part, on the ability of Axiom Capital Management, Inc. to successfully establish, operate and maintain a network of broker-dealers.

The success of our public offering, and correspondingly our ability to implement our business strategy, is dependent upon the ability of Axiom Capital Management, Inc. to establish and maintain a network of licensed securities broker-dealers and other agents to sell our shares. If Axiom Capital Management, Inc. fails to perform, we may not be able to raise adequate proceeds through our public offering to implement our investment strategy. If we are unsuccessful in implementing our investment strategy, shareholders could lose all or a part of their investment.

Beginning with the fourth calendar quarter of 2013, we began offering a repurchase program for shareholders shares on a quarterly basis. However, we are not required to make repurchases and there can be no assurance we will do so. As a result shareholders may be unable to sell their shares and, to the extent they are able to sell their shares under the tender offer program, they may not be able to recover the amount of their investment in our shares.

Beginning with the fourth calendar quarter of 2013, we began offering a repurchase program for shareholders to tender their shares on a quarterly basis at a price equal to 90% of or current offering price as of the date of repurchase. To the extent that we make purchases, the tender offer program will include numerous restrictions that limit their ability to sell their shares. We intend to limit the number of shares repurchased pursuant to our proposed tender offer program as follows: (1) we currently intend to limit the number of shares to be repurchased during any calendar year to 20% of the weighted average number of shares outstanding in the prior calendar year, or 5% in each quarter; (2) unless shareholders tender all of their shares, shareholders must tender at least 25% of the amount of shares they have purchased in the offering and must maintain a minimum balance of $5,000 subsequent to submitting a portion of their shares for repurchase by us; and (3) to the extent that the number of shares put to us for repurchase exceeds the number of shares that we are able to purchase, we will repurchase shares on a pro rata basis, not on a first-come, first-served basis. Further, we will have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under federal law or Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all repurchase requests made in any year. Our board of directors may amend, suspend or terminate the tender offer program upon 30 days notice. We will notify shareholders of such developments (1) in our quarterly reports or (2) by means of a separate mailing to shareholders, accompanied by disclosure in a current or periodic report under the Exchange Act. In addition, although we have adopted a tender offer program, we have discretion to not repurchase shareholders shares, to suspend the plan, and to cease repurchases. Further, the plan has many limitations and should not be relied upon as a method to sell shares promptly and at a desired price.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We do not own any real estate or other physical properties materially important to our operation. Our executive offices are located at 100 Pine Street, Suite 500, San Francisco, California 94111. We believe that our current office facilities are adequate for our business as we intend to conduct it.

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

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our authorized stock consists of 250,000,000 shares of stock, par value $0.001 per share, of which 200,000,000 shares are classified as common stock and 50,000,000 shares are classified as preferred stock. There is currently no market for our common stock, and we do not expect that a market for our shares will develop in the future. No stock has been authorized for issuance under any equity compensation plans. Under Maryland law, our stockholders generally will not be personally liable for our debts or obligations.

We are currently selling our shares on a continuous basis at a price of $10.15 per share; however, to the extent that our net asset value per share increases, we will sell at a price necessary to ensure that shares are not sold at a price per share, after deduction of selling commissions and dealer manager fees, that is below net asset value per share. Closings are typically semi-monthly. In connection with each closing on the sale of shares of our common stock pursuant to our prospectus, as amended or supplemented, which relates to our public offering of common stock on a continuous basis, our board of directors or a committee thereof is required to make the determination that we are not selling shares of our common stock at a price per share, after deduction of selling commissions and dealer manager fees, that is below our then current net asset value per share within 48 hours of the time that we price our shares.

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

Set forth below is a chart describing the classes of our securities outstanding as of December 31, 2013:

Title of Class	Amount Authorized	Amount Issued
Common Stock, par value $0.001 per share	$200,000,000	3,151,376

As of December 31, 2013, gross proceeds from the sale of common stock were $31.6 million, including stock issued pursuant to the distribution reinvestment plan (“DRIP”) and the purchase made by our Manager for our initial capitalization. As of December 31, 2013, we had 892 record holders of our common stock.

As of December 31, 2012, gross proceeds from the sale of common stock were $9.5 million, including stock issued pursuant to the DRIP and the purchase made by our Manager for our initial capitalization. As of December 31, 2012, we had 263 record holders of our common stock.

Distributions

Subject to our board of director’s discretion and applicable legal restrictions, we authorized and declare ordinary cash distributions, with a record date and payment date on a semi-monthly basis. Semi-monthly distributions were paid to stockholders since July 10, 2012 when we commenced operations. Our board of director’s intend to continue to authorize and declare distributions and we intend to pay distributions on a semi-monthly basis to our shareholders. Any distributions to our shareholders will be declared out of assets legally available for distribution. We expect to continue making distributions unless our results of operations, our general financial condition, general economic conditions, or other factors prohibit us from doing so. From time to time, but not less than quarterly, we will review our accounts to determine whether distributions to our shareholders are appropriate. There can be no assurance that we will be able to sustain distributions at any particular level. Our distributions may exceed our earnings, which we refer to as a return of capital, especially during the period before we have invested substantially all of the proceeds of the offering. As a result, a portion of the distributions we make may represent a return of capital for tax purposes. A return of capital generally is a return of your investment rather than a return of earnings or gains derived from our investment activities and will be made after deduction of the fees and expenses payable in connection with the offering, including any fees payable to our Manager.

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

We have elected to be treated, beginning with our taxable year ending December 31, 2012, as a RIC under the Code. To obtain and maintain RIC tax treatment, we must, among other things, distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our shareholders. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of: (i) 98% of our ordinary income for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period generally ending on October 31 of the calendar year (unless an election is made by us to use our taxable year) and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no federal income tax.

We declared our first distribution on July 30, 2012. We have adopted an “opt-in” DRIP pursuant to which you may elect to have the full amount of your cash distributions reinvested in additional shares of our common stock.

The following table reflects the distributions per share paid or payable in cash or DRIP on our common stock to date (dollars in thousands except per share amounts):

SOURCE OF DISTRIBUTION
Date Declared	Payment Dates	Net Investment Income	Realized Gain from Investments	Return of Capital	Total	Per Share	Paid in Cash	DRIP	TOTAL
2012
July 31, 2012	August 17, 2012	$4	$-	$-	$4	$0.03	$3	$1	$4
July 31, 2012	August 31, 2012	4	-	-	4	0.03	3	1	4
August 29, 2012	September 14, 2012	9	-	-	9	0.03	6	3	9
August 29, 2012	September 28, 2012	9	-	-	9	0.03	6	3	9
September 26, 2012	October 15, 2012	6	-	6	12	0.03	8	4	12
September 26, 2012	October 31, 2012	-	-	12	12	0.03	8	4	12
October 29, 2012	November 16, 2012	17	-	-	17	0.03	11	6	17
October 29, 2012	November 30, 2012	17	-	-	17	0.03	11	6	17
November 29, 2012	December 17, 2012	22	-	-	22	0.03	12	10	22
November 29, 2012	December 31, 2012	23	-	-	23	0.03	14	11	25
December 27, 2012	January 17, 2013 (1)	35	-	57	92	0.11
December 27, 2012	January 31, 2013	4	-	25	29	0.03
		$150	$-	$100	$250		$82	$49	$131

2013

December 27, 2012	January 17, 2013 (1)						$57	$35	$92
December 27, 2012	January 31, 2013						18	11	29
January 30, 2013	February 15, 2013	$35	$-	$-	$35	$0.03	21	14	35
January 30, 2013	February 28, 2013	38	-	-	38	0.03	23	15	38
February 27, 2013	March 15, 2013 (1)	72	47	28	147	0.11	87	60	147
February 27, 2013	March 29, 2013	-	-	47	47	0.03	29	18	47
February 27, 2013	April 15, 2013	49	-	-	49	0.03	29	20	49
February 27, 2013	April 30, 2013	53	-	-	53	0.03	32	21	53
May 9, 2013	May 17, 2013	56	-	-	56	0.03	34	22	56
May 9, 2013	May 31, 2013	62	-	-	62	0.03	38	24	62
May 9, 2013	June 14, 2013	62	-	-	62	0.03	38	24	62
May 9, 2013	June 28, 2013	55	8	-	63	0.03	38	25	63
July 9, 2013	July 15, 2013	-	35	27	62	0.03	38	24	62
July 9, 2013	July 30, 2013	22	40	-	62	0.03	38	24	62
July 9, 2013	August 14, 2013	55	7	-	62	0.03	38	24	62
July 9, 2013	August 30, 2013	62	-	-	62	0.03	30	32	62
DRIP financed by VII Peaks Capital, LLC	August 30, 2013 (2)	-	-	24	24		-	24	24
September 11, 2013	September 16, 2013	17	-	71	88	0.03	56	32	88
September 11, 2013	September 30, 2013	-	-	88	88	0.03	56	32	88
September 11, 2013	October 15, 2013	88	-	-	88	0.03	56	32	88
September 11, 2013	October 29, 2013	20	69	-	89	0.03	56	33	89
September 11, 2013	November 15, 2013	-	88	-	88	0.03	55	33	88
September 11, 2013	November 27, 2013	-	88	-	88	0.03	55	33	88
November 20, 2013	December 16, 2013	-	13	78	91	0.03	57	34	91
November 20, 2013	December 30, 2013	-	-	92	92	0.03	58	34	92
Other	January 8, 2014	-	-	5	5		-	-	-
November 20, 2013	January 16, 2014	-	-	96	96	0.03	-	-	-

		$746	$395	$556	$1,697		$1,037	$680	$1,717

November 20, 2013	January 16, 2014	$-	$-	$-	$-		$64	$35	$99
November 20, 2013	January 30, 2014	-	-	95	95	$0.03	59	36	95
		$-	$-	$95	$95		$123	$71	$194

(1) Includes a special distribution of $0.077 per share.

(2) Does not include $62,000 cash portion financed by VII Peaks Capital, LLC.

There were no distributions paid with borrowings, offering proceeds, non-capital gain proceeds from sale of assets, distribution on account of preferred and common equity or expense reimbursement from sponsor.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data for the years ended December 31, 2013 and December 31, 2012 and for the period from August 3, 2011 (date of inception) to December 31, 2011 is derived from our financial statements which have been audited by Burr Pilger Mayer, Inc., our independent registered public accounting firm as stated in their report. The data should be read in conjunction with our financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report (dollars in thousands except share and per share data):

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012	For the Period from August 3, 2011 (Date of Inception) to December 31, 2011
Statement of operations data:
Total investment income	$1,659	$146	$-
Operating expenses
Total expenses	1,688	520	4
Less: Expense waivers and reimbursements	(776)	(524)	-
Net expenses (income)	912	(4)	4
Net investment income (loss)	747	150	(4)
Realized and unrealized gain (loss), net	(101)	(119)	-
Net increase (decrease) in net assets resulting from operations	$646	$31	$(4)
Per share data - basic and diluted:
Net investment income (loss)	$0.35	$0.61	$(44.44)
Net realized and unrealized gain (loss) on investments	$(0.05)	$(0.48)	$-
Net increase (decrease) in net assets resulting from operations	$0.30	$0.13	$(44.44)
Distributions declared	$(0.79)	$(1.02)	$-
Balance sheet data:
Total investments at fair value	$23,154	$5,823	$-
Cash and cash equivalents	$1,644	$1,304	$201
Total assets	$27,713	$8,548	$201
Total liabilities	$340	$212	$4
Total net assets	$27,373	$8,336	$197
Other data:
Total return	7.51%	10.98%	-%
Number of portfolio company investments at period end	39	22	-
Total portfolio investments for the period	$27,685	$7,166	$-
Investment sales and prepayments for the period	$10,314	$1,250	$-

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with the accompanying financial statements of VII Peaks Co-Optivist Income BDC II, Inc., and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to VII Peaks Co-Optivist Income BDC II, Inc., a Maryland corporation and, as required by context to VII Peaks Advisor II, LLC (the “Manager”), which serves as our investment adviser and administrator. We are externally managed by our Manager.

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

We make investments in target companies that meet our investment criteria. The size of an individual investment will vary based on numerous factors, including the amount of funds raised in our offering. However, assuming we raise the maximum offering amount of $750.0 million, we expect to hold at least 50 investments, and we anticipate that the minimum investment size will be approximately $0.25 million. We do not anticipate being heavily invested in any one industry, and generally, we do not expect to invest in more than two different classes of debt of the same Target Investment. We invest in debt and equity-linked debt of target companies with a minimum enterprise value of $200.0 million and whose debt and equity-linked debt is actively traded in the secondary loan market. We expect our portfolio to be predominantly composed of fixed-rate high-yield and equity-linked corporate debt securities. However, we may also purchase senior secured corporate debt securities which may have variable interest rates. We currently anticipate that the portion of our portfolio composed of variable rate corporate debt securities, if any, will not exceed 20%, but we may increase that to 33% of our aggregate portfolio at the time of any purchase depending on market opportunities.

We offer our stockholders the ability to receive distributions as well as the potential capital appreciation resulting from the restructuring of the debt of our target companies. To the extent we have distributable income available we anticipate declaring distributions with a semi-monthly record and payment date basis. We declared and paid distributions beginning in August 2012 at $0.03063 per share each (an annualized rate of 7.35% based on our initial public offering price of $10.00 per share) to stockholders. On December 27, 2012, for shareholders of record on December 27, 2012, and a payable date of January 17, 2013, the board of directors authorized a special distribution of $0.07664 per share, together with the routine distribution of $0.03063 per share for a total one time annualized return of 8.11%.

Please see Part II, Item 8. “Financial Statements and Supplementary Data” for a detailed description of Distributions in the Notes to Financial Statements.

Our Manager has an investment committee that is responsible for reviewing, discussing and approving each investment opportunity we seek to pursue. Our investment committee meets routinely to discuss new and existing opportunities and developments on current investments. Our investment committee currently is led by Mr. Chandhoke, our Chief Executive Officer, with Mr. Shea, Managing Partner of VII Peaks Capital, LLC.

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

Revenue Recognition

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt securities with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance, we generally will not accrue PIK interest for accounting purposes if the portfolio company valuation indicates that such PIK interest is not collectible. We do not accrue as a receivable interest on loans and debt securities for accounting purposes if we have reason to doubt our ability to collect such interest. Original issue discounts, market discounts or premiums are accreted or amortized using the effective interest method as interest income. We record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, is recognized on an accrual basis to the extent that we expect to collect such amount. Our total interest income was $1.7 million for the fiscal year ended December 31, 2013, as compared to $0.1 million for the fiscal year ended 2012. The increase is due to a larger note portfolio earning interest in 2013 as compared to 2012. At December 31, 2013, the weighted average coupon yield was 10.7%, as compared to 9.8% as of December 31, 2012.

Expense Reimbursement

We entered into an expense reimbursement agreement with our prior manager under which the prior manager agreed to reimburse us for certain GAAP compliant expenses recognized on our quarterly financial statements for 2012, retroactive to the date of formation on August 3, 2011. In 2013, the expense reimbursement agreement was modified to exclude management fees and incentive fees payable to the prior manager effective as of January 1, 2013. We recognized a receivable on our books for the amount due from the prior manager under the expense reimbursement agreement, and the prior manager recognized a liability on its books in the same amount. The expense reimbursement agreement allowed the prior manage and us to offset the related receivables and payables to each other resulting in a net receivable, or payable position.

On August 20, 2013, we terminated our investment management agreement with our prior manager, and entered into a new investment management agreement with our current Manager. Our current Manager has not entered into an expense reimbursement agreement with us, but has agreed to assume the prior manager’s obligation to pay us the $1.3 million which had accrued under the prior manager’s expense reimbursement agreement. In consideration for such assumption, we have agreed to pay our current Manager any amounts otherwise due our prior manager for organization and offering expenses funded by our prior manager.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

We measure net realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. Our total net realized gain from investments was $0.4 million for the fiscal year ended December 31, 2013, as compared to no realized gain or loss from investments for the fiscal year ended 2012. The 2013 gains were from notes sold or tendered. No gains in 2012 were due to the first year of operations and a smaller investment portfolio.

Our total net unrealized depreciation on investments was a $0.5 million for the fiscal year ended December 31, 2013 as compared to $0.1 million in 2012. The fiscal year 2013 had a larger investment portfolio.

Payment-in-Kind Interest

We may have investments in our portfolio that contain a PIK interest provision. Any PIK interest will be added to the principal balance of such investments and is recorded as income, if the portfolio company valuation indicates that such PIK interest is collectible. In order to maintain our status as a regulated investment company (“RIC”), substantially all of this income must be paid out to stockholders in the form of distributions, even if we have not collected any cash.

Organization and Offering Expenses

The Fund is a closed-end fund with a continuous offering period. Under the investment advisory agreement between the fund and the Manager, our Manager fronts the cost of the offering expenses which are reimbursable by the Fund with up to 1.5% of the gross offering proceeds. The Fund expenses organizational and offering costs as they become payable under the investor advisory agreement. Our total offering expense was $0.4 million for the fiscal year ended December 31, 2013, as compared to $0.1 million for the fiscal year ended December 31, 2012. The year 2013 had a higher amount of investor closings as compared to the year 2012.

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

Portfolio and Investment Activity

For the year ended December 31, 2013, we made $27.7 million of investments in new portfolio companies and had $10.3 million in aggregate amount of exits and repayments, resulting in net investments of $17.4 million for the period. For the year ended December 31, 2012, we made $7.2 million of investments in new portfolio companies and had $1.2 million in aggregate amount of exits and repayments, resulting in net investments of $6.0 million for the period. We had no investments as of December 31, 2011.

The following table presents our portfolio composition based on fair value at December 31, 2013:

	At December 31, 2013
	Percentage of Total Portfolio	Weighted Average Current Coupon Yield
Investments – Money Market	6.6%	—%
Senior Secured First Lien Debt	9.2	10.2
Senior Secured Second Lien Debt	21.3	10.8
Senior Unsecured Debt	33.8	10.4
Senior Subordinated Debt	29.1	11.1
Total	100.0%	10.7%

As of December 31, 2013, our investment portfolio had a yield to maturity of 11.16%, and an average duration of 2.36 years.

The following table presents our portfolio composition based on fair value at December 31, 2012:

	At December 31, 2012
	Percentage of Total Portfolio	Weighted Average Current Coupon Yield
Investments – Money Market	18.3%	—%
Senior Secured First Lien Debt	11.5	10.4
Senior Secured Second Lien Debt	12.1	11.0
Senior Unsecured Debt	43.7	9.5
Senior Subordinated Debt	14.4	9.4
Total	100.0%	9.8%

As of December 31, 2012, our investment portfolio had a yield to maturity of 12.17%.

The following table shows the portfolio composition by industry grouping at fair value at December 31, 2013 (dollars in thousands):

	At December 31, 2013
	Investments at Fair Value	Percentage of Total Portfolio
Healthcare & Pharmaceuticals	$3,160	12.7%
Services: Business	3,015	12.2
Aerospace and Defense	2,616	10.6
Energy: Oil & Gas	2,604	10.5
Telecommunications	2,289	9.2
Investments – Money Market	1,644	6.6
Media: Advertising, Printing & Publishing	1,541	6.2
Services: Consumer	1,282	5.2
Metals & Mining	1,222	4.9
High Tech Industries	1,158	4.7
Banking, Finance, Insurance & Real Estate	1,069	4.3
Retail	968	3.9
Media: Broadcasting & Subscription	875	3.5
Hotel, Gaming & Leisure	790	3.2
Beverage, Food & Tobacco	557	2.2
Environmental Industries	8	0.1
Total	$24,798	100.0%

The following table shows the portfolio composition by industry grouping at fair value at December 31, 2012 (dollars in thousands):

	At December 31, 2012
	Investments at Fair Value	Percentage of Total Portfolio
Investments – Money Market	$1,304	18.3%
Healthcare & Pharmaceuticals	830	11.7
High Tech Industries	771	10.8
Beverage, Food & Tobacco	769	10.8
Telecommunications	764	10.7
Retail	564	7.9
Services: Consumer	541	7.6
Consumer Goods: Non-durable	415	5.8
Consumer Goods: Durable	401	5.6
Services: Business	365	5.1
Banking, Finance, Insurance & Real Estate	358	5.0
Environmental Industries	45	0.7
Total	$7,127	100.0%

Our fair value of total investments was $24.8 million for the fiscal year ended December 31, 2013 as compared to $7.1 million for the fiscal year ended December 31, 2012. The portfolio increase in 2013 is mainly due to invested proceeds from continuous investor closings in 2013. The additional proceeds from investor closings throughout 2013 also led to a more diverse portfolio by industry, as compared to 2012.

Results of Operations

We were formed on August 3, 2011, and commenced operations on July 10, 2012, when we raised in excess of $1,000,000 from persons who were not affiliated with us or our Manager. Prior to satisfying the minimum offering requirement, we had no operations except for matters relating to our organization and registration as a non-diversified, closed-end management investment company. As a result, our operating results for 2013 are not necessarily applicable to our results in 2012. The results of operations are based on revenue less expenses, adjusted for the impact of the realized gain/loss and change in unrealized gain/loss on our investment portfolio. Revenue is earned as interest on the high-yield investments. Expenses include professional services, management fees, organizational and offering costs and other general and administrative. Realized gain/loss are from investments sold or called at an advantageous price. The unrealized gain/loss is the change in the market price on investments in the portfolio at period end. Operating results for the years ended December 31, 2013 and 2012 and for the period from August 3, 2011 (date of inception) to December 31, 2011 are as follows (dollars in thousands):

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012	For the Period from August 3, 2011 (Date of Inception) to December 31, 2011

Total investment income	$1,659	$146	$-
Total expenses (income), net	912	(4)	4
Net investment income (loss)	747	150	(4)
Net realized gains	395	-	-
Net unrealized depreciation	(496)	(119)	-
Net increase (decrease) in net assets resulting from operations	$646	$31	$(4)

Revenues

We generated investment income of $1.7 million for the fiscal year ended December 31, 2013, as compared to $0.1 million for the year ended December 31, 2012, in the form of interest and fees earned on senior secured loans, senior secured bonds, subordinated debt and collateralized securities in our portfolio. The level of income we receive is directly related to the balance of income producing investments multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases. The average balance of the December 31, 2013 note portfolio was significantly higher than the December 31, 2012 balance.

Expenses

                Our total operating expenses were $1.7 million for the fiscal year ended December 31, 2013, as compared to $0.5 million for the fiscal year ended December 31, 2012. Our operating expenses were offset by an expense reimbursement from our prior manager of $0.8 million in 2013 and $0.5 million in 2012. Our operating expenses include professional services of $0.4 million in 2013, as compared to $0.1 million in 2012. Professional Services include legal, audit and other service providers of compliance, custody and fund administration. The increase in 2013 is due to legal fees for the prospectus update and a full year of service provider support in 2013 as compared to 2012. Our operating expenses also include base management fees attributed to our Manager and the prior manager of $0.4 million in 2013, as compared to $0.06 million in 2012. The management fees increase in 2013 is due to higher assets under management as compared to 2012. General and administrative expenses include the transfer agent service, printing and mailing, and other back office support. The year 2013 is higher than 2012 due to the portfolio growth and a full year of operations in 2013 as compared to 2012. Our Manager is eligible to receive incentive fees based on performance. We did not pay or accrue any incentive fees in either 2013 or 2012. We generally expect our operating expenses related to our ongoing operations to increase because of the anticipated growth in the size of our asset base, although the increase should be slower than the growth in our assets.

The composition of our operating expenses for the years ended December 31, 2013 and 2012 and for the period from August 3, 2011 (date of inception) to December 31, 2011 was as follows (dollars in thousands):

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012	For the Period from August 3, 2011 (Date of Inception) to December 31, 2011

Professional fees	$444	$119	$—
Director fees	42	31	—
Insurance	83	49	—
Management fees	429	61	—
General and administrative expenses	317	118	4
Organizational and offering expense	373	142	—
Operating expenses before expense waivers and reimbursements	1,688	520	4
Expense reimbursement	(776)	(524)	—
Total operating expenses (income) net of expense waivers and reimbursement	$912	$(4)	$4

Expense Reimbursement

We entered into an expense reimbursement agreement with our prior manager under which the prior manager agreed to reimburse us for all U.S. GAAP compliant expenses recognized on our quarterly financial statements for 2012, retroactive to the date of formation on August 3, 2011. In 2013, the expense reimbursement agreement was modified to exclude management fees and incentive fees payable to the Manager effective as of January 1, 2013. We recognized a receivable on our books for the amount due from the prior manager under the expense reimbursement agreement, and the prior manager recognized a liability on its books in the same amount. The expense reimbursement agreement allowed the prior manager and us to offset the related receivables from and payables to each other resulting in a net receivable, or payable position. Our prior manager was obligated to reimburse us for $0.8 million in 2013 and $0.5 million in 2012.

On August 20, 2013, we terminated our investment management agreement with our prior manager, and entered into a new investment management agreement with our current Manager. Our current Manager has not entered into an expense reimbursement agreement with us, but has agreed to assume the prior manager’s obligation to pay us $1.3 million which had accrued under the prior manager’s expense reimbursement agreement. In consideration for such assumption, we have agreed to pay our current Manager any amounts otherwise due our prior manager for organization and offering expenses funded by our prior manager.

Net Investment Income

Our net investment income totaled $0.7 million and $0.2 million for the periods ended December 31, 2013 and 2012, respectively. Of our net investment income in each period, $0.8 million and $0.5 million for the periods ending December 31, 2013 and 2012, respectively, was attributable to expense reimbursements by our prior manager, and the balance was attributable to investment income less operating expenses for the period. For the fiscal years ended December 31, 2013, and 2012, total investment income was $1.7 million and $0.1 million, respectively. The 2013 increase is due to a higher average balance in the investment portfolio in 2013. For the fiscal year ended December 31, 2013, total expenses before expense waivers and reimbursements was $1.7 million and $0.5 million for the fiscal year ended December 31, 2012. Drivers of the higher expenses in 2013 include larger management fees due to more assets under management and professional services increase due to legal expenses for the prospectus update and service providers in for a full year as compared to 2012.

Net Realized Gains or Losses from Investments

For the years ended December 31, 2013 and 2012, we had $10.3 million and $1.2 million of principal repayments, resulting in $0.4 million and $233 of realized gains, respectively.

Net Change in Unrealized Appreciation or Depreciation on Investments

For the years ended December 31, 2013 and 2012, we had $0.5 million and $0.1 million of unrealized depreciation, respectively.

Changes in Net Assets from Operations

For the years ended December 31, 2013 and 2012, we recorded a net increase in net assets resulting from operations of $0.6 million and $0.03 million, respectively. Based on 2,150,019 and 246,231 weighted average common shares outstanding for the years ended December 31, 2013 and 2012, respectively, our per share net increase and decrease in net assets resulting from operations was $0.30 and $0.13, respectively. For the period from August 3, 2011 (date of inception) to December 31, 2011, we held no investments.

Liquidity and Capital Resources

We generate cash primarily from the net proceeds of our ongoing continuous public offering and from cash flows from fees, interest and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. On July 10, 2012, we satisfied our minimum offering requirement of raising gross offering proceeds in excess of $1.0 million from persons who are not affiliated with us or our Manager, and commenced operations on such date. As of December 31, 2013, we issued 3.2 million shares of common stock for gross proceeds of $31.6 million. We currently sell our shares on a continuous basis at a current offering price of $10.15; however, to the extent that our net asset value per share increases, we will sell at a price necessary to ensure that our shares are not sold at a price, after deduction of selling commissions and dealer manager fees, that is below our net asset value per share.

Prior to investing in debt securities, we invest the net proceeds from our continuous offering primarily in money market funds that invest in U.S. government securities and high-quality debt instruments maturing in one year or less from the time of investment. As of December 31, 2013, we had $1.6 million invested in money market investments pending investment in debt instruments. As of December 31, 2012, we had $1.3 million invested in money market investments pending investment in debt instruments.

For the year ended December 31, 2013, we experienced a net increase in money market investments of $0.3 million. For the year ended December 31, 2013, approximately $18.4 million was generated from our financing activities, which primarily consisted of $19.4 million in net offering proceeds received, offset by $1.0 million in distributions. We used approximately $18.4 million of cash in our operating activities primarily as the result of the purchase of new portfolio debt investments of $27.7 million, offset by the receipt of proceeds from the sale of, repayment of and principal payments on portfolio debt investments of $10.3 million. Cash used in operating activities was also affected by increases in receivables for interest and due from related party.

For the year ended December 31, 2012, we experienced a net increase in money market investments of $1.1 million. For the year ended December 31, 2012, approximately $7.5 million was generated from our financing activities, which primarily consisted of $7.6 million in net offering proceeds received, offset by $82,000 in distributions. We used approximately $7.5 million of cash in our operating activities primarily as the result of the purchase of new portfolio debt investments of $7.2 million, offset by the receipt of proceeds from the sale of, repayment of and principal payments on portfolio debt investments of $1.3 million. Cash used in operating activities was also affected by increases in receivables for interest and due from related party.

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

Distributions

We offer our stockholders the ability to receive distributions as well as the potential capital appreciation resulting from the restructuring of the debt of our target companies. To the extent we have distributable income available the board of directors declares distributions with a record and payment date on a semi-monthly basis.

On December 27, 2012, we authorized and declared a special cash distribution equal to $0.077 per share, that was paid to stockholders of record at the close of business on December 27, 2012, payable on January 17, 2013. This special distribution is in addition to the current annualized distribution of 7.35% per share, based on a $10.00 share price. The current and one-time special distributions total an annualized return of 8.11%.

Please see Part II, Item 8. “Financial Statements and Supplementary Data” for a detailed description of Distributions in the Notes to Financial Statements.

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

Related-Party Transactions and Agreements

We have entered into agreements with the Manager, whereby we pay it certain fees and reimbursements. These include payments to our Manager for reimbursement of organization and offering costs, as well as, payments for certain services that include, but are not limited to, the identification, execution, and management of our investments and also the management of our day-to-day operations provided to us by our Manager. See Note 4 to the financial statements included elsewhere in this annual report on Form 10-K for additional information regarding such contractual obligations.

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

The compensation we pay to our Manager was not entered into on an arm’s-length basis with unaffiliated third parties. As a result, the form and amount of such compensation may be less favorable to us than they might have been had they been entered into through arm’s-length transactions with unaffiliated parties. See Note 4 to the financial statements included elsewhere in this annual report on Form 10-K for a discussion of the investment advisory agreement we have with the Manager.

Further, our officers are involved in other ventures, some of which may compete with us for investment opportunities, including certain affiliated funds or managed accounts, and may be incentivized to offer investment opportunities to such other ventures rather than to us which would make it more difficult to achieve our investment objectives. In addition, the officers of VII Peaks may also be involved in other ventures, some of which may compete with us for investment opportunities.

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

Assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity, a 100 basis point move in prime interest rates up or down from their December 31, 2013 levels, would increase or decrease our net income by $0.2 million annually. The effect of a 100 basis point increase or decrease in prime interest rates from their December 31, 2013 levels would result in an increase or decrease in net asset value of $0.2 million or 0.92%.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-2
Statements of Assets and Liabilities as of December 31, 2013 and 2012	F-3
Statements of Operations for the Years Ended December 31, 2013 and 2012 and for the Period from August 3, 2011 (Date of Inception) to December 31, 2011	F-4
Statements of Changes in Net Assets for the Years Ended December 31, 2013 and 2012 and for the Period from August 3, 2011 (Date of Inception) to December 31, 2011	F-5
Statements of Cash Flows for the Years Ended December 31, 2013 and 2012 and for the Period from August 3, 2011 (Date of Inception) to December 31, 2011	F-6
Schedule of Investments as of December 31, 2013 and 2012	F-7
Notes to Financial Statements	F-9

F- 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

VII Peaks Co-Optivist Income BDC II, Inc.

We have audited the accompanying statements of assets and liabilities of VII Peaks Co-Optivist Income BDC II, Inc. (the Fund) as of December 31, 2013 and 2012, including the schedules of investments as of December 31, 2013 and 2012, and the related statements of operations, changes in net assets and cash flows for the years ended December 31, 2013 and 2012 and for the period from August 3, 2011 (date of inception) to December 31, 2011. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2013, by correspondence with the custodian. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VII Peaks Co-Optivist Income BDC II, Inc. as of December 31, 2013 and 2012, and the results of its operations, changes in its net assets and its cash flows for the years ended December 31, 2013 and 2012 and for the period from August 3, 2011 (date of inception) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Burr Pilger Mayer, Inc.

San Francisco, California

March 11, 2014

F- 2

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share data)

	As of
	December 31, 2013	December 31, 2012
		(Restated)
ASSETS

Investments, at fair value (amortized cost of $23,769 and $5,942)	$23,154	$5,823
Investments, money market at fair value (cost of $1,644 and $1,304)	1,644	1,304
Total investments, at fair value	$24,798	$7,127
Interest receivable	579	132
Prepaid expenses	8	5
Due from related party	1,354	555
Receivable for common stock purchased	974	729
Total assets	$27,713	$8,548

LIABILITIES
Payable for unsettled trades	$104	$-
Management and incentive fees payable	8	21
Accounts payable and accrued liabilities	129	71
Stockholder distributions payable	99	120
Total liabilities	$340	$212

NET ASSETS
Preferred stock, par value, $.001 per share, 50,000,000 authorized;
none issued and outstanding	-	-
Common stock, par value, $.001 per share, 200,000,000 authorized;
3,151,376 and 950,733 shares issued and outstanding, respectively	3	1
Paid-in capital in excess of par value	28,645	8,558
Accumulated distribution in excess of net investment income	(660)	(104)
Net unrealized depreciation on investments	(615)	(119)
Total net assets	27,373	8,336
Total liabilities and net assets	$27,713	$8,548

Net asset value per share	$8.69	$8.77

The accompanying notes are an integral part of these financial statements.

F- 3

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	For the Year Ended Ended December 31, 2013	For the Year Ended Ended December 31, 2012	For the Period from August 3, 2011 (Date of Inception) to December 31, 2011
		(Restated)	(Restated)
Investment income:
Interest from investments	$1,657	$146	$-
Interest from cash and cash equivalents	1	-	-
Total interest income	1,658	146	-
Other income	1	-	-
Total investment income	$1,659	$146	$-

Operating expenses:
Professional fees	444	119	-
Directors fees	42	31	-
Insurance	83	49	-
Management fees	429	61	-
General and administrative	317	118	4
Organizational and offering expense	373	142	-
Expenses before expense waivers and reimbursements	1,688	520	4
Expense reimbursement	(776)	(524)	-
Total expenses (income) net of expense waivers and reimbursements	912	(4)	4

Net investment income (loss)	747	150	(4)

Realized and unrealized gain (loss) on investments:
Net realized gain from investments	395	-	-
Net unrealized depreciation on investments	(496)	(119)	-
Net realized and unrealized loss on investments	(101)	(119)	-

Net increase (decrease) in net assets resulting from operations	$646	$31	$(4)

Per share information - basic and diluted:
Net investment income (loss)	$0.35	$0.61	$(44.44)
Net increase (decrease) in net assets resulting from operations	$0.30	$0.13	$(44.44)
Weighted average common shares outstanding	2,150,019	246,231	90

The accompanying notes are an integral part of these financial statements.

F- 4

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF CHANGES IN NET ASSETS
(in thousands, except share and per share data)

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012	For the Period from August 3, 2011 (Date of Inception) to December 31, 2011
		(Restated)	(Restated)
Operations:
Net investment income (loss)	$747	$150	$(4)
Net realized gain from investments	395	-	-
Net unrealized depreciation on investments	(496)	(119)	-
Net increase (decrease) in net assets from operations	646	31	(4)
Stockholder distributions:
Distributions from net investment income	(746)	(150)	-
Distributions from net realized gain on investments	(395)	-	-
Distributions from paid in capital	(556)	(100)	-
Net decrease in net assets from stockholder distributions	(1,697)	(250)	-
Capital share transactions:
Issuance of common stock, net of issuance costs	19,407	8,358	201
Reinvestment of stockholder distributions	681	-	-
Net increase in net assets from capital share transactions	20,088	8,358	201

Total increase in net assets	19,037	8,139	197
Net assets at beginning of period	8,336	197	-
Net assets at end of period	$27,373	$8,336	$197

Net asset value per common share	$8.69	$8.77	$8.82
Common shares outstanding at end of period	3,151,376	950,733	22,333

Accumulated distribution in excess of net investment income	$(660)	$(104)	$(4)

The accompanying notes are an integral part of these financial statements.

F- 5

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012	For the Period from August 3, 2011 (Date of Inception) to December 31, 2011
		(Restated)	(Restated)
Operating activities:
Net increase (decrease) in net assets from operations	$646	$31	$(4)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Net accretion of discount on investments	(61)	(26)	-
Repayments of investments	10,314	1,250	-
Purchase of investments	(27,685)	(7,166)	-
Repayments of investments - money market	29,777	-	-
Purchase of investments - money market	(30,117)	(1,103)	(201)
Net realized gain from investments	(395)	-	-
Net unrealized depreciation on investments	496	119	-
(Increase) decrease in operating assets:
Interest receivable	(447)	(132)	-
Prepaid expenses	(3)	(5)	-
Due from related party	(799)	(555)	-
Receivable for common stock purchased	(245)	-	-
Increase (decrease) in operating liabilities:
Payable for unsettled trades	104	-	-
Management and incentive fees payable	(13)	21	4
Accounts payable and accrued liabilities	58	67	-
Net cash used in operating activities	(18,370)	(7,499)	(201)

Financing activities:
Proceeds from issuance of shares of common stock, net	19,407	7,581	201
Stockholder distributions	(1,037)	(82)	-
Net cash provided by financing activities	18,370	7,499	201

Net increase in cash and cash equivalents	-	-	-
Cash and cash equivalents, beginning of period	-	-	-
Cash and cash equivalents, end of period	$-	$-	$-

Supplemental non-cash information:
DRIP distribution payable	$35	$46	$-
Cash distribution payable	$64	$74	$-
DRIP distribution paid	$680	$49	$-

The accompanying notes are an integral part of these financial statements.

F- 6

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

SCHEDULE OF INVESTMENTS

(dollars in thousands)

December 31, 2013

Portfolio Company (a)	Industry	Investment Coupon Rate, Maturity Date	Principal	Amortized Cost	Fair Value	% of Net Assets

Senior Secured First Lien Debt - 8.4% (b)
Endeavour International Corp.	Energy: Oil & Gas	12.00%, 3/1/2018	$525	$551	$539	2.0%
EuraMax International Inc.	Metals & Mining	9.50%, 4/1/2016	775	779	777	2.8%
GSX Worldwide, Inc.	Services: Business	9.75%, 6/15/2015	940	965	971	3.6%
Sub Total Senior Secured First Lien Debt			2,240	2,295	2,287	8.4%

Senior Secured Second Lien Debt - 19.3% (b)
Apria Healthcare Group, Inc.	Healthcare & Pharmaceuticals	12.38%, 11/1/2014	$571	$581	$576	2.1%
Aspect Software, Inc.	Telecommunications	10.63%, 5/15/2017	692	696	697	2.6%
Bon-ton Department Stores, Inc.	Retail	10.63%, 7/15/2017	40	41	40	0.1%
Caesar's Entertainment Corp.	Hotel, Gaming & Leisure	10.00%, 12/15/2015	505	481	432	1.6%
Cenveo Corp.	Services: Business	8.88%, 2/1/2018	585	589	585	2.1%
Endeavour International Corp.	Energy: Oil & Gas	12.00%, 6/1/2018	700	688	655	2.4%
Logan's Roadhouse, Inc.	Beverage, Food & Tobacco	10.75%, 10/15/2017	750	715	557	2.0%
Radiation Therapy Services, Inc.	Healthcare & Pharmaceuticals	8.88%, 1/15/2017	935	922	944	3.5%
Saratoga Resources, Inc.	Energy: Oil & Gas	12.50%, 7/1/2016	860	888	804	2.9%
Sub Total Senior Secured Second Lien Debt			5,638	5,601	5,290	19.3%

Senior Unsecured Debt - 30.6% (b)
Alion Science and Technology Corp.	Aerospace and Defense	12.00%, 11/1/2014	$1,030	$1,038	$1,051	3.9%
Avaya, Inc.	Telecommunications	9.75%, 11/1/2015	650	633	645	2.4%
Avaya, Inc.	Telecommunications	10.13%, 11/1/2015	460	442	457	1.7%
Caesar's Entertainment Corp.	Hotel, Gaming & Leisure	10.75%, 2/1/2016	445	416	358	1.3%
Cenveo Corp.	Services: Business	11.50%, 5/15/2017	510	492	502	1.8%
Ceridian Corporation	Services: Business	11.25%, 11/15/15	390	402	393	1.4%
Ceridian Corporation	Services: Business	12.25%, 11/15/15	560	576	564	2.1%
Colt Defense LLC	Aerospace and Defense	8.75%, 11/15/2017	853	718	737	2.7%
DynCorp International Inc.	Aerospace and Defense	10.38%, 7/1/2017	810	850	828	3.0%
Education Management LLC (d)	Services: Consumer	15.00%, 6/1/2014	270	232	293	1.1%
Harland Clarke Corp.	Banking, Finance, Insurance & Real Estate	9.50%, 5/15/5015	691	692	694	2.5%
Hutchinson Technology, Inc.	High Tech Industries	8.50%, 1/15/2026	443	406	388	1.4%
NII Cap Corp	Telecommunications	10.00%, 8/15/2016	925	907	490	1.8%
QuickSilver Resources, Inc.	Energy: Oil & Gas	7.13%, 4/1/2016	620	594	606	2.2%
Suntech Power Holdings Company, Ltd.	Environmental Industries	3.00%, 2/28/2014	100	98	8	0.0%
Travelport LLC	Services: Consumer	13.88%, 3/1/2016	340	308	361	1.3%
Sub Total Senior Unsecured Debt			9,097	8,804	8,375	30.6%

Senior Subordinated Debt - 26.3% (b)
Accelent, Inc.	Healthcare & Pharmaceuticals	10.00%, 11/1/2017	$775	$732	$800	2.9%
Affinion Group, Inc.	Media: Advertising, Printing & Publishing	13.50%, 8/15/2018	816	689	812	2.9%
American Media, Inc.	Media: Advertising, Printing & Publishing	11.50%, 12/15/2017	670	704	729	2.7%
Claires Stores, Inc	Retail	10.50%, 6/1/2017	215	220	220	0.8%
DJO Finance, LLC.	Healthcare & Pharmaceuticals	9.75%, 10/15/2017	825	864	840	3.1%
First Data Corp.	Banking, Finance, Insurance & Real Estate	11.25%, 3/31/2016	374	375	375	1.4%
Radio One, Inc.	Media: Broadcasting & Subscription	12.50%, 5/24/16	875	889	875	3.2%
Ryerson Inc./Joseph T Ryerson & Son, Inc.	Metals & Mining	9.00%, 10/15/2017	420	438	445	1.6%
Serena Software, Inc.	High Tech Industries	10.38%, 3/15/2016	770	786	770	2.8%
Toys R Us Inc.	Retail	10.38%, 8/15/2017	825	790	707	2.6%
Travelport LLC	Services: Consumer	11.88%, 9/1/2016	620	582	629	2.3%
Sub Total Senior Subordinated Debt			7,185	7,069	7,202	26.3%

Investments - Money Market - 6.0%
Investments - Money Market			$1,644	1,644	1,644	6.0%
Sub Total Investments - Money Market				1,644	1,644	6.0%

TOTAL INVESTMENTS - 90.6% (b)				$25,413	$24,798	90.6%

(a) All of our investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, except for Caesar's Entertainment Corp., Education Management LLC, NII Capital Corp., QuickSilver Resources, Inc., and Suntech Power Holdings Company, Ltd.
(b) Percentages are based on net assets of $27,373 as of December 31, 2013.
(c) Non-U.S. company. The principal place of business for Suntech Power Holdings Company, Ltd. Is China.
(d) The issuer has the option of paying interest in additional notes, in which event the interest rate is 15%.

The accompanying notes are an integral part of these financial statements.

F- 7

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

SCHEDULE OF INVESTMENTS

(dollars in thousands)

December 31, 2012

(Restated)

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

F- 8

  VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

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

On August 9, 2011, the Fund filed a registration statement on Form N-2 to sell up to 75,000,000 shares of common stock at an initial public offering price of $10.00 per share. The registration statement was declared effective by the Securities Exchange Commission (the “SEC”) on March 1, 2012. The Fund was to commence operations when it raised gross offering proceeds of over $1.0 million, all of which was from persons who were not affiliated with the Fund or VII Peaks-KBR BDC Advisor II, LLC by one year from the date the registration statement was declared effective by the SEC. Prior to the successful satisfaction of that condition, all subscription payments were placed in an account held by the escrow agent, UMB Bank, N.A., in trust for the benefit of the Fund’s subscribers, pending release to the Fund. The Fund achieved the minimum offering requirement on July 10, 2012 and commenced operations on such date. As of December 31, 2013, the Fund issued 3.2 million shares of common stock for gross proceeds of $31.6 million, including $0.7 million of distribution reinvestment plan (“DRIP”).

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

During the second quarter of fiscal 2013, the Fund restated its financial statements for organization and offering expenses in order to comply with the terms of the investment advisory agreement between the Fund and the Manager. Previously, the Fund expensed all organization costs as they were incurred by the Manager. Previously, the Fund capitalized all offering expenses incurred prior to the date of commencement of operations as deferred offering costs and amortized that amount over 12 months from the date of commencement of operations, and expensed all offering costs incurred by the Manager after the commencement of operations as they were incurred by the Manager. However, because the Fund is only obligated to reimburse the Manager to the extent of 1.5% of gross offering proceeds, the Fund restated its financial statements to reflect the expense and obligation to the Manager only as they are payable to the Manager at 1.5% of offering proceeds.

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

Organizational and Offering Costs

The Fund is a closed-end fund with a continuous offering period. Under the investment advisory agreement between the Fund and the Manager, our Manager fronts the cost of the organizational and offering expenses which are reimbursable by the Fund with up to a 1.5% of the gross offering proceeds. The Fund expenses organizational and offering costs as they become payable under the investment advisory agreement.

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

F- 9

The Fund has evaluated the implications of ASC Topic 740, for all open tax years and in all major tax jurisdictions, and determined that there is no material impact on the financial statements. The Fund continues to remain subject to examination by U.S. federal and state authorities for the years 2010 through 2013.

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

Expense Reimbursement Agreement

On November 9, 2012, the Fund entered into an expense reimbursement agreement with the Prior Manager, under which the Prior Manager agreed to reimburse the Fund for all operating expenses recognized on the quarterly financial statements of the Fund for 2012, retroactive to the date of formation of the Fund on August 3, 2011. In 2013, the expense reimbursement agreement was modified to exclude management fees and incentive fees payable to the Manager effective as of January 1, 2013. The Fund recognizes a receivable on its books for the amount due from the Prior Manager under the expense reimbursement agreement, and the Prior Manager recognizes a liability on its books in the same amount. The expense reimbursement agreement allows the Prior Manager and the Fund to offset the receivable in favor of the Fund created under the expense reimbursement agreement against the contingent payable owed by the Fund to the Prior Manager under the investment advisory agreement, resulting in a net receivable or payable position. As of December 31, 2013, the Prior Manager was indebted to the Fund for $1.4 million of expense reimbursements under the expense reimbursement agreement.

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

F- 10

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

The following table presents fair value measurements of investments, by major class, as of December 31, 2013 according to the fair value hierarchy (dollars in thousands):

	Level 1	Level 2	Total
Investments – Money Market	$1,644	$—	$1,644
Senior Secured First Lien Debt	—	2,287	2,287
Senior Secured Second Lien Debt	—	5,290	5,290
Senior Unsecured Debt	—	8,375	8,375
Senior Subordinated Debt	—	7,202	7,202
Total	$1,644	$23,154	$24,798

F- 11

The following table presents fair value measurements of investments, by major class, as of December 31, 2012 according to the fair value hierarchy (dollars in thousands):

	Level 1	Level 2	Total
Investments – Money Market	$1,304	$—	$1,304
Senior Secured First Lien Debt	—	819	819
Senior Secured Second Lien Debt	—	859	859
Senior Unsecured Debt	—	3,115	3,115
Senior Subordinated Debt	—	1,030	1,030
Total	$1,304	$5,823	$7,127

No transfers between levels have occurred during the periods presented.

The composition of the Fund’s investments as of December 31, 2013, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Investments – Money Market	$1,644	$1,644	6.6%
Senior Secured First Lien Debt	2,295	2,287	9.2
Senior Secured Second Lien Debt	5,601	5,290	21.3
Senior Unsecured Debt	8,804	8,375	33.8
Senior Subordinated Debt	7,069	7,202	29.1
Total	$25,413	$24,798	100.0%

The composition of the Fund’s investments as of December 31, 2012, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Investments – Money Market	$1,304	$1,304	18.3%
Senior Secured First Lien Debt	819	819	11.5
Senior Secured Second Lien Debt	911	859	12.1
Senior Unsecured Debt	3,174	3,115	43.7
Senior Subordinated Debt	1,038	1,030	14.4
Total	$7,246	$7,127	100.0%

Note 4.  Related Party Transactions

As of August 20, 2013, the Fund is managed by the Manager. Prior to August 20, 2013 the Fund was managed by VII Peaks-KBR BDC Advisor II, LLC (the “Prior Manager”), which was wholly-owned by VII Peaks-KBR, LLC which was a joint venture between the Manager and KBR Capital Advisors, LLC (“KBR”).

Investment Advisory Agreement

The Fund has entered into an investment advisory agreement with the Manager to manage the Fund’s investment activities dated August 20, 2013. Prior to August 20, 2013, the Fund’s investment activities were managed by the Prior Manager pursuant to an investment advisory agreement that had substantially the same terms as the Funds’s present agreement with the Manager. Pursuant to the investment advisory agreement, the Manager implements the Fund’s business strategy on a day-to-day basis and performs certain services for us, subject to oversight by our board of directors. The Manager is responsible for, among other duties, determining investment criteria, sourcing, analyzing and executing investment transactions, asset sales, financings and performing asset management duties. Under the investment advisory agreement, the Manager is entitled to a base management and incentive fee as outlined in the investment advisory agreement with the Fund. The base management fee is 2% of net assets below $100 million; 1.75% of net assets between $100 million and $250 million; and 1.5% of net assets over $250 million. For the years ended December 31, 2013 and 2012, the Fund incurred $0.4 million and $0.06 million of base management fees, respectively.

The incentive fee has two parts. The first part, the subordinated incentive fee on income, is calculated and payable quarterly in arrears based upon the Fund’s “pre-incentive fee net investment income” for the immediately preceding quarter. The subordinated incentive fee on income is 20% of pre-incentive net investment income subject to a quarterly return to investors, expressed as a rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, of 2.0% (8.0% annualized). The second part of the incentive fee, the incentive fee on capital gains, is an incentive fee on capital gains earned on liquidated investments from the portfolio and is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement). This fee equals 20% of the Fund’s incentive fee capital gains, which will equal the Fund’s realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. For the years ended December 31, 2013 and 2012, the Fund did not incur any incentive fees related to net investment income or capital gains.

F- 12

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

Under the investment advisory agreement, the Manager bears all offering and organizational expenses. Pursuant to the terms of the investment advisory agreement, the Fund has agreed to reimburse the Manager for any such organizational and offering expenses incurred by the Manager not to exceed 1.5% of the gross subscriptions raised by the Fund over the course of the offering period, which is currently scheduled to terminate two years from the initial offering date, unless extended. From each sale of common stock, the Fund pays the Manager the lesser of 1.5% of the gross offering proceeds or the amount of unreimbursed offering and organizational expenses incurred by the Manager.

During the years ended December 31, 2013 and 2012 and for the period from August 3, 2011 (inception) through December 31, 2011, the Prior Manager incurred organizational and offering costs of $0.4 million, $1.0 million, and $0.4 million, respectively. Of the total $1.8 million organizational and offering costs incurred from inception through December 31, 2013, $0.3 million was reimbursed to the Prior Manager during the year ended December 31, 2013, and an aggregate of $0.5 million had been reimbursed since the Fund commenced operations on July 10, 2012.

VII Peaks agreed to assume and pay the Fund all amounts due the Fund from the Prior Manager as reflected in the Fund’s books and records as of August 20, 2013, including any amounts due under the Expense Reimbursement Agreement between the Fund and the Prior Manager. The Fund agreed to pay VII Peaks any reimbursable organization and offering expenses incurred by Prior Manager which the Fund would otherwise be obligated to reimburse Prior Manager from future sales of the Company’s securities, beginning with any sales of securities occurring after August 20, 2013.

The Fund expects that the Manager will continue to incur organizational and offering costs as the Fund’s offering continues, and such additional organizational and offering costs will increase the amount to which the Manager will be entitled to reimbursement from gross offering proceeds. The unreimbursed amount will be eligible for reimbursement to the extent the Fund receives subscriptions until March 1, 2014. Organizational and offering expenses paid for by the Manager and reimbursed by the Fund are expensed on the Fund’s statement of operations as they are payable to the Manager.

From time to time, the Fund has paid directly certain expenses that were classified as organization or offering expenses that should have been borne by the Prior Manager and for which the Prior Manager is obligated to reimburse the Fund. As of December 31, 2013 and December 31, 2012, the unreimbursed amount of organization and offering expenses was $0.1 million and $0.1 million, respectively, which amount is included in “Due from related party” on the Fund’s balance sheet as of that date.

Expense Reimbursement Agreement

On November 9, 2012, the Fund entered into an expense reimbursement agreement with the Prior Manager, under which the Prior Manager agreed to reimburse the Fund for all operating expenses, excluding management fees recognized on the quarterly financial statements of the Fund for 2012, retroactive to the date of formation of the Fund on August 3, 2011. In 2013, the expense reimbursement agreement was modified to exclude management fees and incentive fees payable to the Manager effective as of January 1, 2013. The Fund recognizes a receivable on its books for the amount due from the Prior Manager under the expense reimbursement agreement, and the Prior Manager recognizes a liability on its books in the same amount. The expense reimbursement agreement allows the Prior Manager and the Fund to offset the receivable in favor of the Fund created under the expense reimbursement agreement against the contingent payable owed by the Fund to the Prior Manager under the investment advisory agreement, resulting in a net receivable or payable position. The Fund terminated the expense reimbursement agreement with the Prior Manager when it terminated the investment advisory agreement with the Prior Manager on August 20, 2013. While the Fund entered into a new investment advisory agreement with the Manager on August 20, 2013, it did not enter into a new expense reimbursement agreement with the Manager. However, the investment advisory agreement with the Manager includes the Manager’s undertaking the assume and pay all amounts due by the Prior Manager under the expense reimbursement agreement, and also that the Fund is obligated to pay the Manager all organization and offering costs previously borne by the Prior Manager (but only to the extent such costs are reimbursable from gross offering proceeds).

Administration Agreement

 The Fund has also entered into an administration agreement with the Manager under which the Manager provides the Fund with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities and provides or oversees the performance of, the Fund’s required administrative services, which include, among other things, being responsible for the financial records which the Fund is required to maintain and preparing reports to its stockholders. Under the administration agreement, we are obligated to reimburse our Manager for our allocable portion of overhead cost incurred by the Manager. During the years ended December 31, 2013 and 2012, the Fund reimbursed the Manager for $0.1 million and $0.02 million in administration expenses under the administration agreement, respectively.

F- 13

Note 5.  Common Stock

The Manager purchased 111 and 22,222 shares of common stock on August 31, 2011 and December 31, 2011, respectively. These shares were purchased at a price of $9.00 per share, which represents the initial public offering (“IPO”) price of $10.00 per share, net of selling commissions and dealer manager fees.

On July 10, 2012, the Fund had raised sufficient proceeds to break escrow on its IPO and through December 31, 2013, the Fund has sold 3.2 million shares of common stock for gross proceeds of $31.6 million including the purchases made by the Manager.

During the year ended December 31, 2013, the Fund sold 2,200,643 shares of common stock in its offering for net proceeds of $20.1 million, including shares issued under the distribution reinvestment plan (“DRIP”).

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

The following information sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets per share from operations for the years ended December 31, 2013 and December 31, 2012 and for the period from August 3, 2011 (date of inception) to December 31, 2011 (dollars in thousands except share and per share amounts):

	For the Year Ended December 31	For the Year Ended December 31	For the Period from August 3, 2011 (Date of Inception) to December 31
	2013	2012	2011
		(Restated)	(Restated)
Basic and diluted
Net increase (decrease) in net assets resulting from operations	$646	$31	$(4)
Weighted average common shares outstanding	2,150,019	246,231	90
Net increase (decrease) in net assets resulting from operations per share	$0.30	$0.13	$(44.44)

  The Fund had no potentially dilutive securities as of December 31, 2013 or December 31, 2012, resulting in the same number of shares for basic and diluted.

Note 7.  Distributions

The Fund has declared distributions to stockholders with record and payment dates on a semi-monthly basis since it commenced operations. From time to time, the Fund may also pay interim distributions at the discretion of its board of directors. The Fund may fund its distributions to stockholders from any sources of funds available to it, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets and non-capital gains proceeds from the sale of assets. The Fund’s distributions may exceed its earnings, especially during the period before the Fund has substantially invested the proceeds from its IPO. As a result, a portion of the distributions may represent a return of capital for tax purposes. As of December 31, 2013, the Fund has accrued $0.1 million in stockholder distributions that were unpaid. All amounts declared in December 2013 and paid in January 2014 have been accrued in the December 31, 2013 financial statements.

The following table reflects the distributions per share paid or payable in cash or with the distribution reinvestment plan (“DRIP”) on the Fund’s common stock to date (dollars in thousands except per share amounts):

SOURCE OF DISTRIBUTION

Date Declared	Payment Dates	Net Investment Income	Realized Gain from Investments	Return of Capital	Total	Per Share	Paid in Cash	DRIP	TOTAL
2012
July 31, 2012	August 17, 2012	$4	$-	$-	$4	$0.03	$3	$1	$4
July 31, 2012	August 31, 2012	4	-	-	4	0.03	3	1	4
August 29, 2012	September 14, 2012	9	-	-	9	0.03	6	3	9
August 29, 2012	September 28, 2012	9	-	-	9	0.03	6	3	9
September 26, 2012	October 15, 2012	6	-	6	12	0.03	8	4	12
September 26, 2012	October 31, 2012	-	-	12	12	0.03	8	4	12
October 29, 2012	November 16, 2012	17	-	-	17	0.03	11	6	17
October 29, 2012	November 30, 2012	17	-	-	17	0.03	11	6	17
November 29, 2012	December 17, 2012	22	-	-	22	0.03	12	10	22
November 29, 2012	December 31, 2012	23	-	-	23	0.03	14	11	25
December 27, 2012	January 17, 2013 (1)	35	-	57	92	0.11
December 27, 2012	January 31, 2013	4	-	25	29	0.03
		$150	$-	$100	$250		$82	$49	$131

2013

December 27, 2012	January 17, 2013 (1)						$57	$35	$92
December 27, 2012	January 31, 2013						18	11	29
January 30, 2013	February 15, 2013	$35	$-	$-	$35	$0.03	21	14	35
January 30, 2013	February 28, 2013	38	-	-	38	0.03	23	15	38
February 27, 2013	March 15, 2013 (1)	72	47	28	147	0.11	87	60	147
February 27, 2013	March 29, 2013	-	-	47	47	0.03	29	18	47
February 27, 2013	April 15, 2013	49	-	-	49	0.03	29	20	49
February 27, 2013	April 30, 2013	53	-	-	53	0.03	32	21	53
May 9, 2013	May 17, 2013	56	-	-	56	0.03	34	22	56
May 9, 2013	May 31, 2013	62	-	-	62	0.03	38	24	62
May 9, 2013	June 14, 2013	62	-	-	62	0.03	38	24	62
May 9, 2013	June 28, 2013	55	8	-	63	0.03	38	25	63
July 9, 2013	July 15, 2013	-	35	27	62	0.03	38	24	62
July 9, 2013	July 30, 2013	22	40	-	62	0.03	38	24	62
July 9, 2013	August 14, 2013	55	7	-	62	0.03	38	24	62
July 9, 2013	August 30, 2013	62	-	-	62	0.03	30	32	62
DRIP financed by VII Peaks Capital, LLC	August 30, 2013 (2)	-	-	24	24		-	24	24
September 11, 2013	September 16, 2013	17	-	71	88	0.03	56	32	88
September 11, 2013	September 30, 2013	-	-	88	88	0.03	56	32	88
September 11, 2013	October 15, 2013	88	-	-	88	0.03	56	32	88
September 11, 2013	October 29, 2013	20	69	-	89	0.03	56	33	89
September 11, 2013	November 15, 2013	-	88	-	88	0.03	55	33	88
September 11, 2013	November 27, 2013	-	88	-	88	0.03	55	33	88
November 20, 2013	December 16, 2013	-	13	78	91	0.03	57	34	91
November 20, 2013	December 30, 2013	-	-	92	92	0.03	58	34	92
Other	January 8, 2014	-	-	5	5		-	-	-
November 20, 2013	January 16, 2014	-	-	96	96	0.03	-	-	-

		$746	$395	$556	$1,697		$1,037	$680	$1,717

November 20, 2013	January 16, 2014	$-	$-	$-	$-		$64	$35	$99
November 20, 2013	January 30, 2014	-	-	95	95	$0.03	59	36	95
		$-	$-	$95	$95		$123	$71	$194

(1)	Includes a special distribution of $0.077 per share.

(2)	Does not include $62,000 cash portion financed by VII Peaks Capital, LLC.

There were no distributions paid with borrowings, offering proceeds, non-capital gain proceeds from sale of assets, distribution on account of preferred and common equity or expense reimbursement from sponsor.

F- 14

 The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common stock (dollars in thousands) during the year ended December 31, 2013:

	Year Ended December 31, 2013
Source of Distribution	Distribution Amount	Percentage
Net investment income	$746	44.0%
Capital gains proceeds from the sale of assets	395	23.3
Distributions on account of preferred and common equity	556	32.7
Total	$1,697	100.0%

The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common stock (dollars in thousands) during the year ended December 31, 2012:

	Year Ended December 31, 2012
Source of Distribution	Distribution Amount	Percentage
Net investment income	$150	60.0%
Distributions on account of preferred and common equity	100	40.0
Total	$250	100.0%

 Note 8.  Financial Highlights

The following is a schedule of financial highlights for the years ended December 31, 2013 and 2012:

	For the year ended December 31, 2013	For the year ended December 31, 2012
Per share data:
Net asset value, beginning of period	$8.77	$8.82

Results of operations (1)
Net investment income	0.35	0.61
Net realized gain on investments	0.18	-
Net unrealized loss on investments	(0.23)	(0.48)
Net increase(decrease) in net assets resulting from operations	0.30	0.13

Stockholder distributions (2)
Distributions from net investment income	(0.35)	(0.59)
Distributions from realized gains	(0.18)	-
Distributions from capital	(0.26)	(0.43)
Net decrease in net assets resulting from stockholder distributions	(0.79)	(1.02)

Capital share transactions
Impact from issuance of common stock (3)	0.41	0.84
Net increase in net assets resulting from capital share transactions	0.41	0.84
Net asset value, end of period	$8.69	$8.77
Shares outstanding at end of period	3,151,376	950,733
Total return (5)	7.51%	10.98%
Ratio/Supplemental data:
Net assets, end of period (in thousands)	$27,373	$8,336
Average net assets (in thousands)	$21,359	$5,831
Ratio of net investment income to average net assets (4)	3.50%	5.14%
Ratio of operating expenses to average net assets (4)	4.27%	-
Ratio of expenses reimbursed to average net assets	3.63%	(17.97)%
Portfolio turnover ratio (6)	59.80%	30.60%

 _________________________

(1)	The per share was derived by using the weighted average shares outstanding during the period. Net investment income per share excluding the expense reimbursements equals ($0.06) for the year ended December, 31, 2013. Net investment income per share excluding the expense reimbursements equals ($1.52) for the year ended December, 31, 2012. There was no expense reimbursement for the period from August 3, 2011 (date of inception) to December 31, 2011.

(2)	The per share data for distributions reflects the actual amount of distributions declared per share during the period.

(3)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Fund's continuous offering.

(4)	For the year ended December 31, 2013, excluding the expense reimbursement, the ratio of net investment income and operating expenses to average net assets is (0.14)% and 7.90%, respectively. For the year ended December 31, 2012, excluding the expense reimbursement, the ratio of net investment income and operating expenses to average net assets is (12.83)% and 17.84%, respectively. For the period from August 3, 2011 (date of inception) to December 31, 2011, there was no expense reimbursement.

F- 15

(5)	Total return is calculated assuming a purchase of shares at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. The total return based on net asset value for the year ended December 31, 2013, includes the effect of the expense reimbursement which equaled 3.63%. The total return based on net asset value for the year ended December 31, 2012, includes the effect of the expense reimbursement which equaled 6.24%. For the period from August 3, 2011 (date of inception) to December 31, 2011, there was no expense reimbursement.

(6)	Portfolio turnover rate is calculated using the year-to-date sales over the average of the invested assets at fair value. Not annualized.

Note 9.  Selected Quarterly Data (Unaudited)

The following is the quarterly results of operations for the year ended December 31, 2013 and 2012. The operating results for any quarter are not necessarily indicative of results for any future period (dollars in thousands except share and per share amounts):

	Quarter Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Investment income	$558	$456	$401	$244
Operating expenses
Total Expenses	448	502	349	348
Less: Waiver of incentive fees	-	-	-	-
Less: Expense reimbursements	-	(201)	(285)	(249)
Net expenses	448	301	64	99
Net investment income (loss)	110	155	337	145
Realized and unrealized gain (loss), net	(253)	182	(266)	236
Net increase (decrease) in net assets resulting from operations	$(143)	$337	$71	$381
Per share information - basic and diluted
Net investment income	$0.04	$0.06	$0.18	$0.11
Net increase (decrease) in net assets resulting from operations	$(0.05)	$0.14	$0.04	$0.29
Weighted average shares outstanding	2,928,299	2,443,182	1,914,889	1,292,508

	Quarter Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Investment income	$114	$32	$-	$-
Operating expenses
Total Expenses	243	186	56	35
Less: Waiver of incentive fees	-	-	-	-
Less: Expense reimbursements	(242)	(282)	-	-
Net expenses (income)	1	(96)	56	35
Net investment income (loss)	113	128	(56)	(35)
Realized and unrealized gain (loss), net	(47)	(72)	-	-
Net increase (decrease) in net assets resulting from operations	$66	$56	$(56)	$(35)
Per share information - basic and diluted
Net investment income (loss)	$0.16	$0.52	$(2.51)	$(1.57)
Net increase (decrease) in net assets resulting from operations	$0.10	$0.23	$(2.51)	$(1.57)
Weighted average shares outstanding	691,405	243,985	22,333	22,333

Note 10.  Subsequent Events

  Management of the Fund has evaluated subsequent events in the preparation of the Fund’s financial statements and has determined that no events require recognition or disclosure in the financial statements except for the following:

 From January 1, 2014 to March 6, 2014, the Fund issued 0.5 million shares of common stock for gross proceeds of $4.7 million. With the proceeds from the Fund’s continuous offering, the Fund purchased a total of 14 debt investments for $6.6 million in cash.

On February 6, 2014 the fund gave its voluntary consent to tender the full position of Radio One Inc, 12.5%, 5/24/2016 senior subordinated notes. The fund chose the cash option for tender. The terms were $1,007.50 per $1,000 par, which is a combination of $977.50 tender offer and $30 consent payment. On February 13, 2014 the Fund gave its voluntary consent to tender the full position of Accellent, Inc. 10% Senior Subordinated Notes due 11/01/2017. The Fund chose the tender with early premium option, at the price of $1,080 per $1,000 par. This is a combination of $1,050 tender offer consideration and $30 early tender premium.

F- 16

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

Management’s report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rules 13a-15(f) and 15d-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, and effected by the Fund’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Based on our management’s evaluation under the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), management concluded that our internal controls over financial reporting were effective as of December 31, 2013.

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

40

Part III

We will file a definitive Proxy Statement for our 2014 Annual Meeting of Stockholders with the Securities and Exchange Commission (the “SEC”), pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction 6(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

41

Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.	The following documents are filed as part of this Annual Report:

The following financial statements are set forth in Item 8:

Page

Report of Independent Registered Public Accounting Firm	F-2
Statements of Assets and Liabilities as of December 31, 2013 and 2012	F-3
Statements of Operations for the Years Ended December 31, 2013 and 2012 and for the Period from August 3, 2011 (Date of Inception) to December 31, 2011	F-4
Statements of Changes in Net Assets for the Years Ended December 31, 2013 and 2012 and for the Period from August 3, 2011 (Date of Inception) to December 31, 2011	F-5
Statements of Cash Flows for the Years Ended December 31, 2013 and 2012 and for the Period from August 3, 2011 (Date of Inception) to December 31, 2011	F-6
Schedule of Investments as of December 31, 2013 and 2012	F-7
Notes to Financial Statements	F-9

b.	Exhibits:

The following exhibits are included, or incorporated by reference to exhibits previously filed with the SEC, in this Annual Report on Form 10-K for the year ended December 31, 2013 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description of Document
3.1	Articles of Incorporation of VII Peaks-KBR Co-Optivist Income BDC II, Inc. (Incorporated by reference to Exhibit (a)(1) to Amendment No. 1 to registration statement on Form N-2 filed on December 19, 2011)
3.2	Articles of Amendment and Restatement of of VII Peaks-KBR Co-Optivist Income BDC II, Inc. (Incorporated by reference to Exhibit (a)(2) to Amendment No. 1 to registration statement on Form N-2 filed on March 1, 2012)
3.3	Second Articles of Amendment and Restatement to Articles of Incorporation of VII Peaks-KBR Co-Optivist Income BDC II, Inc. (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on June 28, 2012)
3.4	Articles of Amendment to Articles of Incorporation of VII Peaks Co-Optivist Income BDC II, Inc. (Incorporated by reference to Exhibit (a) to Form 8-K filed on September 16, 2013)
3.5	Bylaws of the Registrant (Incorporated by reference to Exhibit (b) to Amendment No. 1 to registration statement on Form N-2 filed on December 19, 2011)
4.1*	Form of Subscription Agreement
4.2*	Form of Additional Subscription Agreement
4.3	Distribution Reinvestment Plan (Incorporated by reference to Exhibit (e) to Amendment No. 2 to the registration statement on Form N-2 filed on February 15, 2012)
10.1	Investment Advisory Agreement between VII Peaks Co-Optivist Income BDC II, Inc. and VII Peaks Capital, LLC dated August 20, 2013 (Incorporated by reference to Exhibit (g) to Form 8-K filed on August 23, 2013)
10.2	Dealer Manager Agreement between VII Peaks Co-Optivist Income BDC II, Inc. and Axiom Capital Management, Inc. (Incorporated by reference to Exhibit (h) to Form 8-K filed on September 27, 2013)
10.3	Form of Selected Dealer Agreement (Included as Exhibit A to the Dealer Manager Agreement) (Incorporated by reference to Exhibit (h) to Form 8-K filed on September 27, 2013)
10.4	Form of Custody Agreement (Incorporated by reference to Exhibit (j) to Amendment No. 2 to the registration statement on Form N-2 filed on February 15, 2012)
10.5*	Administration Agreement between VII Peaks Co-Optivist Income BDC II, Inc. and VII Peaks Capital, LLC dated February __, 2014
10.6	License Agreement between VII Peaks Capital, LLC, VII Peaks-KBR BDC Advisor II, LLC and VII Peaks Co-Optivist Income BDC II, Inc. (Incorporated by reference to Exhibit (k)(2) to Amendment No. 2 to the registration statement on Form N-2 filed on February 15, 2012)
14	Code of Ethics (Incorporated by reference to Exhibit (r) to Amendment No. 2 to the registration statement on Form N-2 filed on February 15, 2012)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

42

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

VII Peaks Co-Optivist Income BDC II, Inc.

Date: March 11, 2014	By	/s/ Gurpreet S. Chandhoke
Gurpreet S. Chandhoke
Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VII Peaks Co-Optivist Income BDC II, Inc.

Date: March 11, 2014	By	/s/ Gurpreet S. Chandhoke
Gurpreet S. Chandhoke
Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)

VII Peaks Co-Optivist Income BDC II, Inc.

Date: March 11, 2014	By	/s/ Cecilia Shea
Cecilia Shea Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

43