Form 10-Q
period 2014-03-31
VII Peaks Co-Optivist Income BDC II, Inc.
filed 2014-05-15
CIK 1527385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding as of May 14, 2014 was 4,087,113.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2014

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share data)

(Unaudited)

	As of
	March 31, 2014	December 31, 2013
		(1)
ASSETS

Investments, at fair value (amortized cost of $30,236 and $23,769)	$29,355	$23,154
Investments, money market at fair value (cost of $2,503 and $1,644)	2,503	1,644
Total investments, at fair value	$31,858	$24,798
Interest receivable	857	579
Prepaid expenses	41	8
Due from related party	1,337	1,354
Receivable for common stock purchased	996	974
Total assets	$35,089	$27,713

LIABILITIES
Payable for unsettled trades	$1,030	$104
Management fees payable	30	8
Accounts payable and accrued liabilities	115	129
Stockholder distributions payable	119	99
Total liabilities	$1,294	$340

NET ASSETS
Preferred stock, par value, $.001 per share, 50,000,000 authorized, none issued and outstanding	-	-
Common stock, par value, $.001 per share, 200,000,000 authorized; 3,931,578 and 3,151,376 shares issued and outstanding, respectively	4	3
Paid-in capital in excess of par value	35,766	28,645
Treasury stock at cost, 1,098 shares	(11)	-
Accumulated distribution in excess of net investment income	(1,083)	(660)
Net unrealized depreciation on investments	(881)	(615)
Total net assets	33,795	27,373
Total liabilities and net assets	$35,089	$27,713

Net asset value per share	$8.60	$8.69

The accompanying notes are an integral part of these financial statements.

(1) Derived from the Company’s audited Financial Statements as of December 31, 2013.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013
		(Restated)
Investment income:
Interest from investments	$710	$244
Total investment income	710	244

Operating expenses:
Professional fees	85	61
Directors fees	14	11
Insurance	23	19
Management fees	167	75
Incentive fees	-	24
General and administrative	139	47
Offering expense	158	-
Organizational expense	-	111
Operating expenses before expense reimbursements	586	348
Expense reimbursement	-	(249)
Total operating expenses net of expense reimbursements	586	99

Net investment income	124	145

Realized and unrealized gain (loss) on investments:
Net realized gain from investments	85	47
Net unrealized appreciation (depreciation) on investments	(266)	189
Net realized and unrealized gain (loss) on investments	(181)	236

Net increase (decrease) in net assets resulting from operations	$(57)	$381

Per share information - basic and diluted:
Net investment income	$0.04	$0.11
Net increase (decrease) in net assets resulting from operations	$(0.02)	$0.29
Weighted average common shares outstanding	3,442,074	1,292,508

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013
		(Restated)
Operations:
Net investment income	$124	$145
Net realized gain from investments	85	47
Net unrealized appreciation (depreciation) on investments	(266)	189
Net increase (decrease) in net assets from operations	(57)	381
Stockholder distributions:
Distributions from net investment income	(124)	(145)
Distributions from net realized gain on investments	(85)	(47)
Distributions from paid in capital	(423)	(178)
Net decrease in net assets from stockholder distributions	(632)	(370)
Capital share transactions:
Issuance of common stock, net of issuance costs	6,144	6,696
Reinvestment of stockholder distributions	221	154
Total investment contributions transferred in-kind	757	-
Treasury capital/redemptions	(11)	-
Net increase in net assets from capital share transactions	7,111	6,850

Total increase in net assets	6,422	6,861
Net assets at beginning of period	27,373	8,336
Net assets at end of period	$33,795	$15,197

Net asset value per common share	$8.60	$8.91
Common shares outstanding at end of period	3,931,578	1,705,761

Accumulated distribution in excess of net investment income and net realized gain on investments	$(1,083)	$(282)

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF CASH FLOWS

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013
		(Restated)
Operating activities:
Net increase (decrease) in net assets from operations	$(57)	$381
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Net accretion of discount on investments	(19)	(18)
Repayments of investments	4,320	2,006
Purchase of investments	(9,945)	(7,181)
Repayments of investments - money market	9,873	7,786
Purchase of investments - money market	(10,732)	(8,283)
Net realized gain from investments	(85)	(47)
Paid-in-kind interest receivable	(13)	-
Net unrealized (appreciation) depreciation on investments	266	(189)
(Increase) decrease in operating assets:
Interest receivable	(265)	(194)
Prepaid expenses	(33)	(13)
Due from related party	17	(291)
Receivable for common stock purchased	(22)	-
Increase (decrease) in operating liabilities:
Payable for unsettled trades	926	-
Stockholder distributions payable	20	(18)
Management fees payable	22	45
Accounts payable and accrued liabilities	(14)	48
Net cash used in operating activities	(5,741)	(5,968)

Financing activities:
Proceeds from issuance of shares of common stock, net	6,144	6,338
Stockholder distributions	(392)	(370)
Treasury Stock	(11)	-
Net cash provided by financing activities	5,741	5,968

Net increase in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

Supplemental non-cash information:
DRIP distribution payable	$42	$41
Cash distribution payable	$77	$61
DRIP distribution paid	$221	$154
Investment contributions transferred in-kind	$757	$-

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

SCHEDULE OF INVESTMENTS

(dollars in thousands)

March 31, 2014

(Unaudited)

Portfolio Company (a)	Industry	Investment Coupon Rate, Maturity Date	Principal	Amortized Cost	Fair Value	% of Net Assets

Senior Secured First Lien Debt - 10.6% (b)
Accuride Corp.	Consumer Goods: Durable	9.50%, 8/1/2018	$825	$836	$846	2.5%
Cambrium Learning Group, Inc.	Services: Consumer	9.75%, 2/15/2017	1,000	1,017	1,010	3.0%
Endeavour International Corp.	Energy: Oil & Gas	12.00%, 3/1/2018	525	550	510	1.5%
EuraMax International, Inc.	Metals & Mining	9.50%, 4/1/2016	775	779	783	2.3%
Toys R Us Property Co II LLC	Retail	8.50%, 12/1/2017	425	436	433	1.3%
Sub Total Senior Secured First Lien Debt			3,550	3,618	3,582	10.6%

Senior Secured Second Lien Debt - 16.3% (b)
Aspect Software, Inc.	Telecommunications	10.63%, 5/15/2017	$727	$732	$769	2.3%
Bon-ton Department Stores, Inc.	Retail	10.63%, 7/15/2017	40	41	40	0.1%
Caesar's Entertainment Corp.	Hotel, Gaming & Leisure	10.00%, 12/15/2015	535	510	471	1.4%
Cenveo Corp.	Services: Business	8.88%, 2/1/2018	605	608	617	1.8%
Claire's Stores, Inc.	Retail	8.88%, 3/15/2019	800	780	744	2.2%
Endeavour International Corp.	Energy: Oil & Gas	12.00%, 6/1/2018	725	709	558	1.7%
Logan's Roadhouse, Inc.	Beverage, Food & Tobacco	10.75%, 10/15/2017	770	731	587	1.7%
Radiation Therapy Services, Inc.	Healthcare & Pharmaceuticals	8.88%, 1/15/2017	960	949	998	3.0%
Saratoga Resources, Inc.	Energy: Oil & Gas	12.50%, 7/1/2016	885	903	708	2.1%
Sub Total Senior Secured Second Lien Debt			6,047	5,963	5,492	16.3%

Senior Unsecured Debt - 40.4% (b)
Alion Science and Technology Corp.	Aerospace and Defense	10.0% cash; 2% PIK, 11/1/2014	$1,055	$1,058	$1,050	3.1%
Armored Autogroup, Inc.	Consumer Goods: Durable	9.25%, 11/1/2018	925	912	970	2.9%
Avaya, Inc.	Telecommunications	9.75%, 11/1/2015	675	660	673	2.0%
Avaya, Inc.	Telecommunications	10.13%, 11/1/2015	485	469	484	1.4%
Caesar's Entertainment Corp.	Hotel, Gaming & Leisure	10.75%, 2/1/2016	495	462	413	1.2%
Cenveo Corp.	Services: Business	11.50%, 5/15/2017	545	528	541	1.6%
Ceridian Corporation	Services: Business	11.25%, 11/15/15	410	420	413	1.2%
Ceridian Corporation	Services: Business	12.25%, 11/15/15	595	609	600	1.8%
Clear Channel Communications	Media: Broadcasting & Subscription	10.75%, 8/1/2016	400	411	409	1.2%
Clear Channel Communications	Media: Broadcasting & Subscription	11.00%, 8/1/2016	400	412	409	1.2%
Colt Defense LLC	Aerospace and Defense	8.75%, 11/15/2017	928	792	854	2.5%
DynCorp International, Inc.	Aerospace and Defense	10.38%, 7/1/2017	810	846	846	2.5%
Education Management LLC (d)	Services: Consumer	15.00% cash; 1% PIK, 7/1/2018	270	235	292	0.9%
Gentiva Health Services, Inc.	Healthcare & Pharmaceuticals	11.50%, 9/1/2018	925	973	977	2.9%
Gymboree Corp.	Retail	9.13%, 12/1/2018	810	757	685	2.0%
Hutchinson Technology, Inc.	High Tech Industries	8.50%, 1/15/2026, puttable on 01/15/2015	858	817	824	2.4%
NII Cap Corp.	Telecommunications	10.00%, 8/15/2016	960	926	389	1.2%
QuickSilver Resources, Inc.	Energy: Oil & Gas	7.13%, 4/1/2016	690	665	643	1.9%
Seitel, Inc.	Energy: Oil & Gas	9.50%, 4/15/2019	825	847	854	2.5%
Suntech Power Holdings Company, Ltd. (c)	Environmental Industries	3.00%, 5/15/13	100	103	10	0.1%
Travelport LLC	Services: Consumer	11.38% cash; 2% PIK, 3/1/2016	340	311	359	1.1%
Visant Corp.	Media: Advertising, Printing & Publishing	10.00%, 10/1/2017	950	932	946	2.8%
Sub Total Senior Unsecured Debt			14,451	14,145	13,641	40.4%

Senior Subordinated Debt -19.6% (b)
Affinion Group, Inc.	Media: Advertising, Printing & Publishing	13.50%, 8/15/2018	$816	$693	$828	2.5%
American Media, Inc.	Media: Advertising, Printing & Publishing	11.50%, 12/15/2017	995	1,053	1,082	3.2%
Central Garden and Pet Co.	Retail	8.25%, 3/1/2018	825	849	851	2.5%
Claires Stores, Inc	Retail	10.50%, 6/1/2017	215	219	218	0.6%
DJO Finance, LLC.	Healthcare & Pharmaceuticals	9.75%, 10/15/2017	860	898	912	2.7%
Ryerson Inc./Joseph T Ryerson & Son, Inc.	Metals & Mining	9.00%, 10/15/2017	490	513	529	1.6%
Serena Software, Inc.	High Tech Industries	10.38%, 3/15/2016	840	854	844	2.5%
Toys R Us, Inc.	Retail	10.38%, 8/15/2017	860	821	718	2.1%
Travelport LLC	Services: Consumer	11.88%, 9/1/2016	645	610	658	1.9%
Sub Total Senior Subordinated Debt			6,546	6,510	6,640	19.6%

Investments - Money Market -7.4% (b)
Investments - U.S. Bank Money Market		0.03%	$2,503	2,503	2,503	7.4%
Sub Total Investments - Money Market				2,503	2,503	7.4%

TOTAL INVESTMENTS - 94.3% (b)				$32,739	$31,858	94.3%

(a)	All of our investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, except for Caesar's Entertainment Corp., Education Management LLC, NII Capital Corp., QuickSilver Resources, Inc., and Suntech Power Holdings Company, Ltd.
(b)	Percentages are based on net assets of $33,795 as of March 31, 2014.
(c)	Non-U.S. company. The principal place of business for Suntech Power Holdings Company, Ltd. is China. Non-income producing as of March 31, 2014.
(d)	The notes pay cash interest at the rate of 15% per annum. For any interest period after March 30, 2014, the notes pay additional PIK interest in the form of additional notes. PIK interest on the notes accrues at the rate of (i) 1.0% per annum for the period from March 30, 2014 through and including March 30, 2015, (ii) 2.0% per annum for the period from March 30, 2015 through and including March 30, 2016, (iii) 3.0% per annum for the period from March 30, 2016 through and including March 30, 2017 and (iv) 4.0% per annum for the period from March 30, 2017 through and including July 1, 2018.

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

SCHEDULE OF INVESTMENTS

(dollars in thousands)

December 31, 2013

Portfolio Company (a)	Industry	Investment Coupon Rate, Maturity Date	Principal	Amortized Cost	Fair Value	% of Net Assets

Senior Secured First Lien Debt - 8.4% (b)
Endeavour International Corp.	Energy: Oil & Gas	12.00%, 3/1/2018	$525	$551	$539	2.0%
EuraMax International, Inc.	Metals & Mining	9.50%, 4/1/2016	775	779	777	2.8%
GSX Worldwide, Inc.	Services: Business	9.75%, 6/15/2015	940	965	971	3.6%
Sub Total Senior Secured First Lien Debt			2,240	2,295	2,287	8.4%

Senior Secured Second Lien Debt - 19.3% (b)
Apria Healthcare Group, Inc.	Healthcare & Pharmaceuticals	12.38%, 11/1/2014	$571	$581	$576	2.1%
Aspect Software, Inc.	Telecommunications	10.63%, 5/15/2017	692	696	697	2.6%
Bon-ton Department Stores, Inc.	Retail	10.63%, 7/15/2017	40	41	40	0.1%
Caesar's Entertainment Corp.	Hotel, Gaming & Leisure	10.00%, 12/15/2015	505	481	432	1.6%
Cenveo Corp.	Services: Business	8.88%, 2/1/2018	585	589	585	2.1%
Endeavour International Corp.	Energy: Oil & Gas	12.00%, 6/1/2018	700	688	655	2.4%
Logan's Roadhouse, Inc.	Beverage, Food & Tobacco	10.75%, 10/15/2017	750	715	557	2.0%
Radiation Therapy Services, Inc.	Healthcare & Pharmaceuticals	8.88%, 1/15/2017	935	922	944	3.5%
Saratoga Resources, Inc.	Energy: Oil & Gas	12.50%, 7/1/2016	860	888	804	2.9%
Sub Total Senior Secured Second Lien Debt			5,638	5,601	5,290	19.3%

Senior Unsecured Debt - 30.6% (b)
Alion Science and Technology Corp.	Aerospace and Defense	10.00% cash; 2% PIK,11/1/2014	$1,030	$1,038	$1,051	3.9%
Avaya, Inc.	Telecommunications	9.75%, 11/1/2015	650	633	645	2.4%
Avaya, Inc.	Telecommunications	10.13%, 11/1/2015	460	442	457	1.7%
Caesar's Entertainment Corp.	Hotel, Gaming & Leisure	10.75%, 2/1/2016	445	416	358	1.3%
Cenveo Corp.	Services: Business	11.50%, 5/15/2017	510	492	502	1.8%
Ceridian Corporation	Services: Business	11.25%, 11/15/15	390	402	393	1.4%
Ceridian Corporation	Services: Business	12.25%, 11/15/15	560	576	564	2.1%
Colt Defense LLC	Aerospace and Defense	8.75%, 11/15/2017	853	718	737	2.7%
DynCorp International, Inc.	Aerospace and Defense	10.38%, 7/1/2017	810	850	828	3.0%
Education Management LLC (d)	Services: Consumer	15.00%, 6/1/2014	270	232	293	1.1%
Harland Clarke Corp.	Banking, Finance, Insurance & Real Estate	9.50%, 5/15/5015	691	692	694	2.5%
Hutchinson Technology, Inc.	High Tech Industries	8.50%, 1/15/2026, puttable on 1/15/2015	443	406	388	1.4%
NII Cap Corp.	Telecommunications	10.00%, 8/15/2016	925	907	490	1.8%
QuickSilver Resources, Inc.	Energy: Oil & Gas	7.13%, 4/1/2016	620	594	606	2.2%
Suntech Power Holdings Company, Ltd.	Environmental Industries	3.00%, 2/28/2014	100	98	8	0.0%
Travelport LLC	Services: Consumer	11.38% cash; 2% PIK, 3/1/2016	340	308	361	1.3%
Sub Total Senior Unsecured Debt			9,097	8,804	8,375	30.6%

Senior Subordinated Debt - 26.3% (b)
Accelent, Inc.	Healthcare & Pharmaceuticals	10.00%, 11/1/2017	$775	$732	$800	2.9%
Affinion Group, Inc.	Media: Advertising, Printing & Publishing	13.50%, 8/15/2018	816	689	812	2.9%
American Media, Inc.	Media: Advertising, Printing & Publishing	11.50%, 12/15/2017	670	704	729	2.7%
Claires Stores, Inc	Retail	10.50%, 6/1/2017	215	220	220	0.8%
DJO Finance, LLC.	Healthcare & Pharmaceuticals	9.75%, 10/15/2017	825	864	840	3.1%
First Data Corp.	Banking, Finance, Insurance & Real Estate	11.25%, 3/31/2016	374	375	375	1.4%
Radio One, Inc.	Media: Broadcasting & Subscription	12.50%, 5/24/16	875	889	875	3.2%
Ryerson Inc./Joseph T Ryerson & Son, Inc.	Metals & Mining	9.00%, 10/15/2017	420	438	445	1.6%
Serena Software, Inc.	High Tech Industries	10.38%, 3/15/2016	770	786	770	2.8%
Toys R Us, Inc.	Retail	10.38%, 8/15/2017	825	790	707	2.6%
Travelport LLC	Services: Consumer	11.88%, 9/1/2016	620	582	629	2.3%
Sub Total Senior Subordinated Debt			7,185	7,069	7,202	26.3%

Investments - Money Market - 6.0% (b)
Investments – U.S. Bank Money Market		0.03%	$1,644	1,644	1,644	6.0%
Sub Total Investments - Money Market				1,644	1,644	6.0%

TOTAL INVESTMENTS - 90.6% (b)				$25,413	$24,798	90.6%

(a)	All of our investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, except for Caesar's Entertainment Corp., Education Management LLC, NII Capital Corp., QuickSilver Resources, Inc., and Suntech Power Holdings Company, Ltd.
(b)	Percentages are based on net assets of $27,373 as of December 31, 2013.
(c)	Non-U.S. company. The principal place of business for Suntech Power Holdings Company, Ltd. is China.
(d)	The notes pay cash interest at the rate of 15% per annum. For any interest period after March 30, 2014, the notes pay additional PIK interest in the form of additional notes. PIK interest on the notes accrues at the rate of (i) 1.0% per annum for the period from March 30, 2014 through and including March 30, 2015, (ii) 2.0% per annum for the period from March 30, 2015 through and including March 30, 2016, (iii) 3.0% per annum for the period from March 30, 2016 through and including March 30, 2017 and (iv) 4.0% per annum for the period from March 30, 2017 through and including July 1, 2018.

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

Note 1.  Nature of Operations

VII Peaks Co-Optivist TM Income BDC II, Inc. (the “Fund” or “we”), a Maryland Corporation formed in August 3, 2011 is an externally managed, non-diversified closed-end management investment company that has elected to be treated as a business development company ("BDC"), under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, we have elected to be treated for federal income tax purpose, and intend to qualify annually, as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code.

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

On August 9, 2011, we filed a registration statement on Form N-2 to sell up to 75,000,000 shares of common stock, $0.001 par value per share, at an initial public offering price of $10.00 per share. The registration statement was declared effective by the Securities Exchange Commission (the “SEC”) on March 1, 2012. We commenced operations when we raised gross offering proceeds of over $1.0 million, all of which was from persons who were not affiliated with us or our manager by one year from the date the registration statement was declared effective by the SEC. Prior to the successful satisfaction of that condition, all subscription payments were placed in an account held by the escrow agent, UMB Bank, N.A., in trust for the benefit of our subscribers, pending release to us. We achieved the minimum offering requirement on July 10, 2012 and commenced operations on such date. As of March 31, 2014, we issued 3.9 million shares of common stock for gross proceeds of $39.4 million, including $0.9 million under our distribution reinvestment plan (“DRIP”).

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Fund included herein were prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, necessary for a fair presentation of the results for the interim period. This Form 10-Q should be read in conjunction with the Fund’s annual report on Form 10-K for the year ended December 31, 2013, which was filed with the SEC on March 11, 2014. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2014. Certain prior period amounts have been reclassified to conform with the current period presentation..

Use of Estimates in the Preparation of Financial Statements

The preparation of the accompanying financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and income, gains (losses) and expenses during the period reported. Actual results could differ materially from those estimates.

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

New Accounting Pronouncements

In June 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-08, Financial Services – Investment Companies (Accounting Standards Codification (“ASC”) Topic 946), which affects the scope, measurement and disclosure requirements for investment companies under U.S. GAAP.  ASU 2013-08 contains new guidance on assessing whether an entity is an investment company, requiring non-controlling ownership interest in investment companies to be measured at fair value and requiring certain additional disclosures. This guidance became effective for us on January 1, 2014 and did not have a material impact on our financial position or disclosures.

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

Expense Reimbursement Agreement

We entered into an expense reimbursement agreement with VII Peaks-KBR BDC Advisor II, LLC (the “prior manager”), under which the prior manager agreed to reimburse us for certain GAAP compliant expenses recognized on our quarterly financial statements for 2012, retroactive to the date of formation on August 3, 2011. In 2013, the expense reimbursement agreement was modified to exclude management fees and incentive fees payable to the prior manager effective as of January 1, 2013. We recognized a receivable on our books for the amount due from the prior manager under the expense reimbursement agreement, and the prior manager recognized a liability on its books in the same amount.

On August 20, 2013, we terminated our investment management agreement with our prior manager, and entered into a new investment management agreement with our current Manager. Our current Manager has not entered into an expense reimbursement agreement with us, but has agreed to assume the prior manager’s obligation to pay us the $1.3 million which had accrued under the prior manager’s expense reimbursement agreement. In consideration for such assumption, we have agreed to pay our current Manager any amounts otherwise due our prior manager for organization and offering expenses funded by our prior manager, subject to the limitation that such organization and offering costs may only be reimbursed to the extent of 1.5% of offering proceeds.

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

The following table presents fair value measurements of investments, by major class, as of March 31, 2014, according to the fair value hierarchy (dollars in thousands):

	Level 1	Level 2	Total
Investments – U.S. Bank money market	$2,503	$—	$2,503
Senior Secured First Lien Debt	—	3,582	3,582
Senior Secured Second Lien Debt	—	5,492	5,492
Senior Unsecured Debt	—	13,641	13,641
Senior Subordinated Debt	—	6,640	6,640
Total	$2,503	$29,355	$31,858

 The following table presents fair value measurements of investments, by major class, as of December 31, 2013, according to the fair value hierarchy (dollars in thousands):

	Level 1	Level 2	Total
Investments – U.S. Bank money market	$1,644	$—	$1,644
Senior Secured First Lien Debt	—	2,287	2,287
Senior Secured Second Lien Debt	—	5,290	5,290
Senior Unsecured Debt	—	8,375	8,375
Senior Subordinated Debt	—	7,202	7,202
Total	$1,644	$23,154	$24,798

No transfers between levels have occurred during the periods presented.

The composition of the Fund’s investments as of March 31, 2014, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Investments – U.S. Bank money market	$2,503	$2,503	7.9%
Senior Secured First Lien Debt	3,618	3,582	11.2
Senior Secured Second Lien Debt	5,963	5,492	17.3
Senior Unsecured Debt	14,145	13,641	42.8
Senior Subordinated Debt	6,510	6,640	20.8
Total	$32,739	$31,858	100.0%

The composition of the Fund’s investments as of December 31, 2013, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Investments – U.S. Bank money market	$1,644	$1,644	6.6%
Senior Secured First Lien Debt	2,295	2,287	9.2
Senior Secured Second Lien Debt	5,601	5,290	21.3
Senior Unsecured Debt	8,804	8,375	33.8
Senior Subordinated Debt	7,069	7,202	29.1
Total	$25,413	$24,798	100.0%

Note 4.  Related Party Transactions

As of August 20, 2013, the Fund is managed by the Manager. Prior to August 20, 2013 the Fund was managed by VII Peaks-KBR BDC Advisor II, LLC which was wholly-owned by VII Peaks-KBR, LLC which was a joint venture between VII Peaks Capital, LLC and KBR Capital Advisors, LLC (“KBR”).

Investment Advisory Agreement

The Fund has entered into an investment advisory agreement with the Manager to manage the Fund’s investment activities. Pursuant to the investment advisory agreement, the Manager implements the Fund’s business strategy on a day-to-day basis and performs certain services for us, subject to oversight by our board of directors. The Manager is responsible for, among other duties, determining investment criteria, sourcing, analyzing and executing investment transactions, asset sales, financings and performing asset management duties. Under the investment advisory agreement, the Manager is entitled to a base management and incentive fee as outlined in the investment advisory agreement with the Fund. The base management fee is 2% of net assets below $100 million; 1.75% of net assets between $100 million and $250 million; and 1.5% of net assets over $250 million. For the three months ended March 31, 2014 and 2013, the Fund incurred $0.2 million and $0.08 million of base management fees, respectively.

The incentive fee has two parts. The first part, the subordinated incentive fee on income, is calculated and payable quarterly in arrears based upon the Fund’s “pre-incentive fee net investment income” for the immediately preceding quarter. The subordinated incentive fee on income is 20% of pre-incentive net investment income subject to a quarterly return to investors, expressed as a rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, of 2.0% (8.0% annualized). The second part of the incentive fee, the incentive fee on capital gains, is an incentive fee on capital gains earned on liquidated investments from the portfolio and is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement). This fee equals 20% of the Fund’s incentive fee capital gains, which will equal the Fund’s realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. For the three months ended March 31, 2014, the Fund did not incur any incentive fees related to net investment income or capital gains. For the three months ended March 31, 2013, the Fund incurred no incentive fees related to net investment income and $0.02 million in incentive fees on capital gains.

Under U.S. GAAP, the Fund calculates capital gains incentive fees as if the Fund had realized all assets at their fair values and liabilities at their settlement amounts as of the reporting date. U.S. GAAP requires that the capital gains incentive fee accrual assume the cumulative aggregate unrealized capital appreciation is realized, even though such unrealized capital appreciation is not payable under the investment advisory agreement. Accordingly, the Fund accrues a provisional capital gains incentive fee taking into account any unrealized gains or losses. There can be no assurance that such unrealized capital appreciation will be realized in the future and that the provisional capital gains incentive fee will become payable.

Under the investment advisory agreement, the Manager bears all offering and organizational expenses. Pursuant to the terms of the investment advisory agreement, the Fund has agreed to reimburse the Manager for any such organizational and offering expenses incurred by the Manager not to exceed 1.5% of the gross subscriptions raised by the Fund over the course of the offering period, which is currently scheduled to terminate two years from the initial offering date, unless extended. From each sale of common stock, the Fund pays the Manager the lesser of 1.5% of the gross offering proceeds or the amount of unreimbursed offering and organizational expenses incurred by the Manager. The Fund expenses organizational and offering costs as they become payable to the Manager under the investment advisory agreement.

VII Peaks agreed to assume and pay the Fund all amounts due the Fund from the Prior Manager as reflected in the Fund’s books and records as of August 20, 2013, including any amounts due under the Expense Reimbursement Agreement between the Fund and the Prior Manager. The Fund agreed to pay VII Peaks any reimbursable organization and offering expenses incurred by the Prior Manager which the Fund would otherwise be obligated to reimburse the Prior Manager from future sales of the Company’s securities, beginning with any sales of securities occurring after Augusts 20, 2013, subject to the limitation that such organization and offering costs may only be reimbursed to the extent of 1.5% of offering proceeds.

From time to time, the Fund has paid directly certain expenses that were classified as organization or offering expenses that should have been borne by the Prior Manager and for which the Prior Manager is obligated to reimburse the Fund. As of March 31, 2014 and December 31, 2013, the unreimbursed amount of organization and offering expenses was $0.04 million and $0.1 million, respectively, which amount is included in “Due from related party” on the Fund’s balance sheet as of that date.

Expense Reimbursement Agreement

We entered into an expense reimbursement agreement with our prior manager under which the prior manager agreed to reimburse us for certain operating expenses recognized on our quarterly financial statements for 2012, retroactive to the date of formation on August 3, 2011. In 2013, the expense reimbursement agreement was modified to exclude management fees and incentive fees payable to the prior manager effective as of January 1, 2013. We recognized a receivable on our books for the amount due from the prior manager under the expense reimbursement agreement, and the prior manager recognized a liability on its books in the same amount.

On August 20, 2013, we terminated our investment management agreement with our prior manager, and entered into a new investment management agreement with our current Manager. Our current Manager has not entered into an expense reimbursement agreement with us, but has agreed to assume the prior manager’s obligation to pay us the $1.3 million which had accrued under the prior manager’s expense reimbursement agreement. In consideration for such assumption, we have agreed to pay our current Manager any amounts otherwise due our prior manager for organization and offering expenses funded by our prior manager, subject to the limitation that such organization and offering costs may only be reimbursed to the extent of 1.5% of offering proceeds.

Administration Agreement

 The Fund has also entered into an administration agreement with the Manager under which the Manager provides the Fund with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities and provides or oversees the performance of the Fund’s required administrative services, which include, among other things, being responsible for the financial records which the Fund is required to maintain and preparing reports to its stockholders. Under the administration agreement, we are obligated to reimburse our Manager for our allocable portion of overhead cost incurred by the Manager. During the three months ended March 31, 2014 and 2013, the Fund reimbursed the Manager for $0.01 million and $0.05 million in administration expenses under the administration agreement, respectively. These expenses are included in General and Administrative on the Statement of Operations.

Note 5.  Common Stock

The Manager purchased 111 and 22,222 shares of common stock on August 31, 2011 and December 31, 2011, respectively. These shares were purchased at a price of $9.00 per share, which represents the initial public offering (“IPO”) price of $10.00 per share, net of selling commissions and dealer manager fees.

On July 10, 2012, the Fund had raised sufficient proceeds to break escrow on its IPO and through March 31, 2014, the Fund has sold 3.9 million shares of common stock for gross proceeds of $39.4 million, including the purchases made by the Manager.

During the three months ended March 31, 2014, the Fund sold 757,298 shares of common stock in its offering for net proceeds of $6.9 million, including shares issued under the distribution reinvestment plan (“DRIP”).

Note 6.  Earnings (Loss) Per Share

In accordance with the provisions of FASB ASC 260, “Earnings per Share” (“ASC 260”), basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.

The following information sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets per share from operations for the three months ended March 31, 2014 and 2013 (dollars in thousands except share and per share amounts):

	For the three months ended March 31, 2014	For the three months ended March 31, 2013
Basic and diluted
Net increase (decrease) in net assets resulting from operations	$(57)	$381
Weighted average common shares outstanding	3,442,074	1,292,508
Net increase (decrease) in net assets resulting from operations per share	$(0.02)	$0.29

The Fund had no potentially dilutive securities as of March 31, 2014 or March 31, 2013, resulting in the same number of shares for basic and diluted.

Note 7. Tender Offer Program

We do not currently intend to list our shares on any securities exchange and do not expect a public market for them to develop in the foreseeable future. Therefore, shareholders should not expect to be able to sell their shares promptly or at a desired price. Beginning with fourth calendar quarter of 2013 and on a quarterly basis thereafter, we intend to offer to repurchase shares of our common stock at a price equal to 90% of our offering price on the date of repurchase. We currently intend to limit the number of shares to be repurchased during any calendar year to 20% of the weighted average number of shares outstanding in the prior calendar year, or 5.0% in each quarter, though the actual number of shares that we offer to repurchase may be less in light of the limitations noted above. We will offer to repurchase such shares on each date of repurchase at a price equal to 90% of our offering price.

The following table reflects certain information regarding the tender offers that we have conducted to date:

			Purchases of Shares	Repurchase	Aggregate
		Shares	Tendered that were	Price	Consideration for
For the Three Months Ended	Repurchase Date	Repurchased	Repurchased	Per Share	Repurchased Shares ('000s)
December 31, 2013	December 12, 2013	548	100%	$9.135	$6
March 31, 2014	March 14, 2014	550	100%	$9.135	$5

Our quarterly repurchases will be conducted on such terms as may be determined by our board of directors in its complete and absolute discretion unless, in the judgment of the independent directors of our board of directors, such repurchases would not be in the best interests of our stockholders or would violate applicable law. We will conduct such repurchase offers in accordance with the requirements of Rule 13e-4 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the 1940 Act. In months in which we repurchase shares, we will conduct repurchases on the same date that we hold our first semi-monthly closing for the sale of shares in this offering. Any offer to repurchase shares will be conducted solely through tender offer materials mailed to each stockholder and is not being made through this prospectus.

Note 8.  Distributions

The Fund has declared distributions to stockholders with record and payment dates on a semi-monthly basis since it commenced operations. From time to time, the Fund may also pay interim distributions at the discretion of its board of directors. The Fund may fund its distributions to stockholders from any sources of funds available to it, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets and non-capital gains proceeds from the sale of assets. The Fund’s distributions may exceed its earnings, especially during the period before the Fund has substantially invested the proceeds from its IPO. As a result, a portion of the distributions may represent a return of capital for tax purposes. As of March 31, 2014, the Fund has accrued $0.1 million in stockholder distributions that were unpaid. All amounts declared in March 2014 and paid in April 2014 have been accrued in the March 31, 2014 financial statements. As of December 31, 2013, the Fund has accrued $0.1 million in stockholder distributions that were unpaid. All amounts declared in December 2013 and paid in January 2014 have been accrued in the December 31, 2013 financial statements.

The following tables reflect the distributions per share paid or payable in cash or with the distribution reinvestment plan (“DRIP”) on the Fund’s common stock to date (dollars in thousands except per share amounts):

Quarterly Distributions:	Distributions
Three Months Ended	Per Share	Amount
September 30, 2012 (six record dates)	$0.183750	$50
December 31, 2012 (six record dates) *	0.260750	200
March 31, 2013 (six record dates) *	0.262586	370
June 30, 2013 (six record dates)	0.186504	367
September 30, 2013 (six record dates)	0.186504	501
December 31, 2013 (six record dates)	0.186504	460
March 31, 2014 (six record dates)	0.186504	632
TOTAL	$1.453102	$2,580

* Includes a special distribution of $0.077 per share.

In Q1, 2014, 19.6% of distributions were made from net investment income, 13.4% were made from realized capital gains, and the balance constituted a return of capital. In fiscal year 2013, 44% of distributions were made from net investment income, 23% from realized capital gains, and the balance constituted a return of capital. In fiscal year 2012, 60% of distributions were made from net investment income, and the balance constituted a return of capital.

Annual Distributions:	Distributions
For the Year Ended/Ending December 31,	Per Share	Amount
2012	$0.444500	$250
2013	0.822098	1,698
2014	0.186504	632
	$1.453102	$2,580

		Net	Realized
		Investment	Gain From	Return of		Paid in
Source of Distribution and Cash vs. DRIP:	Per Share	Income	Investments	Capital	Total	Cash	DRIP
July 12, 2012 - September 30, 2012	$0.183750	$32	$-	$18	$50	$34	$16
October 1, 2012 - December 31, 2012	0.260750	118	-	82	200	123	77
January 1, 2013 -March 31. 2013	0.262586	248	47	75	370	220	150
April 1, 2013 - June 30, 2013	0.186504	257	83	27	367	224	143
July 1, 2013 - September 30, 2013	0.186504	242	76	183	501	292	209
October 1, 2013 - December 31, 2013	0.186504	-	189	366	555	350	205
January 1, 2014 - March 31, 2014	0.186504	124	85	451	660	427	233
TOTAL	$1.453102	$1,021	$480	$1,202	$2,703	$1,670	$1,033

There were no distributions paid with borrowings, offering proceeds, non-capital gain proceeds from sale of assets, distribution on account of preferred and common equity or expense reimbursement from sponsor.

The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common stock (dollars in thousands) during the three months ended March 31, 2014:

	For the three months ended March 31, 2014
Source of Distributions:	Distribution Amount	Percentage
Distributions from net investment income	$124	19.6%
Distributions from net realized gain on investments	85	13.4
Distributions from paid in capital	423	67.0
Total	$632	100.0%

Note 9.  Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2014 and 2013:

	For the three months ended March 31, 2014	For the three months ended March 31, 2013
Per share data:
Net asset value, beginning of period	$8.69	$8.77

Results of operations (1)
Net investment income	0.04	0.11
Net realized gain on investments	0.02	0.04
Net unrealized gain (loss) on investments	(0.08)	0.14
Net increase (decrease) in net assets resulting from operations	(0.02)	0.29

Stockholder distributions (2)
Distributions from net investment income	(0.04)	(0.11)
Distributions from realized gains	(0.02)	(0.04)
Distributions from capital	(0.12)	(0.14)
Net decrease in net assets resulting from stockholder distributions	(0.18)	(0.29)

Capital share transactions
Impact from issuance of common stock (3)	0.11	0.14
Net increase in net assets resulting from capital share transactions	0.11	0.14
Net asset value, end of period	$8.60	$8.91
Shares outstanding at end of period	3,931,578	1,705,761
Total return (5)	1.27%	4.85%
Ratio/Supplemental data:
Net assets, end of period (in thousands)	$33,795	$15,197
Average net assets (in thousands)	$26,014	$15,521
Ratio of net investment income to average net assets (4)(7)	1.93%	4.63%
Ratio of operating expenses to average net assets (4)(7)	9.14%	3.16%
Ratio of expenses reimbursed to average net assets (7)	-%	(7.95)%
Portfolio turnover ratio (6)	19.82%	34.51%

___________________________

(1)	The per share amounts were derived by using the weighted average shares outstanding during the period. There was no expense waiver and reimbursement for March 31, 2014. Net investment income (loss) per share excluding the expense reimbursements would have been ($0.08) for the three months ended March 31, 2013.

(2)	The per share data for distributions reflects the actual amount of distributions declared per share during the period.

(3)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Fund's continuous offering.

(4)	The ratios are after giving effect to amounts reimbursed by the Manager under an expense reimbursement agreement. See “Note 4 – Related Party Transactions.” For the three months ended March 31, 2014 there was no expense waiver and reimbursement. For the three months ended March 31, 2013, excluding the expense reimbursement, the ratio of net investment income and operating expenses to average net assets is (3.32)% and 11.12%, respectively.

(5)	Total return is calculated assuming a purchase of shares at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. For the three months ended March 31, 2014 there was no expense reimbursement. The total return based on net asset value for the three months ended March 31, 2013, includes the effect of the expense reimbursement which added 1.66% to the return.

(6)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or purchases over the average of the invested assets at fair value. Not annualized.

(7)	Ratios are annualized based on average net assets using current and prior 3 quarters net assets.

Note 9.  Subsequent Events

Management of the Fund has evaluated subsequent events in the preparation of the Fund’s financial statements and has determined that no events require recognition or disclosure in the financial statements except for the following:

 From April 1, 2014 to May 14, 2014, the Fund issued 0.2 million shares of common stock for gross proceeds of $1.5 million. With the proceeds from the Fund’s continuous offering, the Fund purchased a total of 8 debt investments for $2.8 million in cash.

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

Overview

We invest in discounted corporate debt and equity-linked debt securities of public and private companies that trade on the secondary loan market for institutional investors and provide distributions to investors. The debt is generally high-yield and non-investment grade. At the same time, we actively work with the target company’s management to restructure the underlying securities and improve the liquidity position of the target company’s balance sheet. We employ a proprietary “Co-Optivist” TM approach (“cooperative activism”), Co-Optivist TM is a registered trademark of VII Peaks Capital, LLC, or (“VII Peaks”), and is being used with their permission) in executing our investment strategy, which entails proactively engaging the target company management on average 24 months prior to a redemption event (typically a put or maturity event) to create an opportunity for growth in the investments. Our strategy is not dependent on restructuring to generate distributions. Capital appreciation on securities is generally not realized evenly over the holding period. In some instances market prices for securities may continue to reflect a discount until a relatively short time period prior to a redemption event. The potential capital gain typically occurs during the end of the holding period of a bond in our portfolio when securities are either called by the company or exchanged to new securities during refinance. We have tendered certain debt securities well above the market-traded deep discount.

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

Between 2001 and 2008, corporate debt levels and the supply of leverage offered by banks and other investors steadily increased. We believe a significant amount of this debt will be subject to a redemption event prior to 2016. Many of the companies that have outstanding issues of such debt have not been able to proactively refinance, creating a “refinancing wall” that we believe will create a liquidity shortfall for many issuers. The value of the debt securities of these companies as reflected in prices quoted in the secondary loan market, may be at a significant discount to par, and represent a premium yield to maturity reflective of these liquidity concerns, creating the opportunity for us to identify and invest in the debt securities of select companies at attractive current market valuations. We believe that our Co-Optivist TM approach can help our target companies achieve results that are beneficial to the long-term value of their businesses, which will in turn, result in capital gains through capital appreciation, or the exchange of invested securities into a current security or cash at a premium to its acquisition price. Our principals collectively have experience in principal investing, debt securities and general capital markets, and we believe we are well-positioned to capitalize on these opportunities.

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

Revenue Recognition

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt securities with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance, we generally will not accrue PIK interest for accounting purposes if the portfolio company valuation indicates that such PIK interest is not collectible. We do not accrue as a receivable interest on loans and debt securities for accounting purposes if we have reason to doubt our ability to collect such interest. Original issue discounts, market discounts or premiums are accreted or amortized using the effective interest method as interest income. We record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, is recognized on an accrual basis to the extent that we expect to collect such amount. Our total interest income was $0.7 million for the three months ended March 31, 2014, as compared to $0.2 million for the three months ended March 31, 2013. The increase is due to a larger note portfolio earning interest in 2014 as compared to 2013. At March 31, 2014, the weighted average coupon yield was 10.3%, as compared to 10.0% as of March 31, 2013.

Expense Reimbursement

We entered into an expense reimbursement agreement with our prior manager under which the prior manager agreed to reimburse us for certain U.S. GAAP compliant expenses recognized on our quarterly financial statements for 2012, retroactive to the date of formation on August 3, 2011. In 2013, the expense reimbursement agreement was modified to exclude management fees and incentive fees payable to the prior manager effective as of January 1, 2013. We recognized a receivable on our books for the amount due from the prior manager under the expense reimbursement agreement, and the prior manager recognized a liability on its books in the same amount.

On August 20, 2013, we terminated our investment management agreement with our prior manager, and entered into a new investment management agreement with our current Manager. Our current Manager has not entered into an expense reimbursement agreement with us, but has agreed to assume the prior manager’s obligation to pay us the $1.3 million which had accrued under the prior manager’s expense reimbursement agreement. In consideration for such assumption, we have agreed to pay our current Manager any amounts otherwise due our prior manager for organization and offering expenses funded by our prior manager, subject to the limitation that such organization and offering costs may only be reimbursed to the extent of 1.5% of offering proceeds.

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

Portfolio and Investment Activity

During the three months ended March 31, 2014, we made $9.9 million of investments in new portfolio companies and had $4.3 million in aggregate amount of exits and repayments, resulting in net investments of $5.6 million for the period. During the three months ended March 31, 2013, we made $7.2 million of investments in new portfolio companies and had $2.0 million in aggregate amount of exits and repayments, resulting in net investments of $5.2 million for the period. As of March 31, 2014, we had one portfolio investment in default with a fair value of $0.01 million which represented 0.1% of our portfolio.

The following table presents our portfolio composition based on fair value as of March 31, 2014:

	As of March 31, 2014
	Percentage of Total Portfolio	Weighted Average Current Coupon Yield
Investments – U.S. Bank money market	7.9%	-%
Senior Secured First Lien Debt	11.2	9.8
Senior Secured Second Lien Debt	17.3	10.3
Senior Unsecured Debt	42.8	10.3
Senior Subordinated Debt	20.8	10.6
Total	100.0%	10.3%

 As of March 31, 2014, our investment portfolio had a yield to maturity of 10.77%, and an average duration of 2.59 years.

The following table presents our portfolio composition based on fair value as of December 31, 2013:

	As of December 31, 2013
	Percentage of Total Portfolio	Weighted Average Current Coupon Yield
Investments – U.S. Bank money market	6.6%	-%
Senior Secured First Lien Debt	9.2	10.2
Senior Secured Second Lien Debt	21.3	10.8
Senior Unsecured Debt	33.8	10.4
Senior Subordinated Debt	29.1	11.1
Total	100.0%	10.7%

As of December 31, 2013, our investment portfolio had a yield to maturity of 11.16%, and an average duration of 2.36 years.

The following table shows the portfolio composition by industry grouping at fair value as of March 31, 2014 (dollars in thousands):

	As of March 31, 2014
	Investments at Fair Value	Percentage of Total Portfolio
Retail	$3,690	11.6%
Energy: Oil & Gas	3,274	10.3
Healthcare & Pharmaceuticals	2,887	9.1
Media: Advertising, Printing & Publishing	2,857	9.0
Aerospace and Defense	2,750	8.6
Investments - Money Market	2,503	7.8
Services: Consumer	2,318	7.3
Telecommunications	2,315	7.3
Services: Business	2,170	6.8
Consumer Goods: Durable	1,816	5.7
High Tech Industries	1,668	5.2
Metals & Mining	1,311	4.1
Hotel, Gaming & Leisure	884	2.8
Media: Broadcasting & Subscription	818	2.5
Beverage, Food & Tobacco	587	1.8
Environmental Industries	10	0.1
Total	$31,858	100.0%

The following table shows the portfolio composition by industry grouping at fair value as of December 31, 2013 (dollars in thousands):

	As of December 31, 2013
	Investments at Fair Value	Percentage of Total Portfolio
Healthcare & Pharmaceuticals	$3,160	12.7%
Services: Business	3,015	12.2
Aerospace and Defense	2,616	10.6
Energy: Oil & Gas	2,604	10.5
Telecommunications	2,289	9.2
Investments – Money Market	1,644	6.6
Media: Advertising, Printing & Publishing	1,541	6.2
Services: Consumer	1,282	5.2
Metals & Mining	1,222	4.9
High Tech Industries	1,158	4.7
Banking, Finance, Insurance & Real Estate	1,069	4.3
Retail	968	3.9
Media: Broadcasting & Subscription	875	3.5
Hotel, Gaming & Leisure	790	3.2
Beverage, Food & Tobacco	557	2.2
Environmental Industries	8	0.1
Total	$24,798	100.0%

Our fair value of total investments was $31.9 million as of March 31, 2014 as compared to $24.8 million as of December 31, 2013. The portfolio increase in the three months ending March 31, 2014 is mainly due to invested proceeds from continuous investor closings. The additional proceeds from investor closings in the three months ending March 31, 2014 also led to further portfolio diversification by industry, as compared to diversification as of December 31, 2013.

Results of Operations

We were formed on August 3, 2011, and commenced operations on July 10, 2012, when we raised in excess of $1,000,000 from persons who were not affiliated with us or our Manager. Prior to satisfying the minimum offering requirement, we had no operations except for matters relating to our organization and registration as a non-diversified, closed-end management investment company. As a result, our operating results for 2013 are not necessarily applicable to our results in 2012. The results of operations are based on revenue less expenses, adjusted for the impact of the realized gain/loss and change in unrealized gain/loss on our investment portfolio. Revenue is earned as interest on the high-yield investments. Expenses include professional services, management fees, organizational and offering costs and other general and administrative. Realized gain/loss are from investments sold or called at an advantageous price. The unrealized gain/loss is the change in the market price on investments in the portfolio at period end. Operating results for the three months ended March 31, 2014 and 2013 are as follows (dollars in thousands):

	For the three months ended March 31, 2014	For the three months ended March 31, 2013
Total investment income	$710	$244
Total expenses, net	586	99
Net investment income	124	145
Net realized gains	85	47
Net unrealized appreciation (depreciation)	(266)	189
Net increase (decrease) in net assets resulting from operations	$(57)	$381

Revenues

We generated investment income of $0.7 million for the three months ended March 31, 2014, as compared to $0.2 million for the three months ended March 31, 2013, in the form of interest and fees earned on senior secured loans, senior secured bonds, subordinated debt and collateralized securities in our portfolio. The level of income we receive is directly related to the balance of income producing investments multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases. The average balance of the March 31, 2014 note portfolio was significantly higher than the March 31, 2013 balance.

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

Expenses

The composition of our operating expenses for the three months ended March 31, 2014 and 2013 was as follows (dollars in thousands):

	For the three months ended March 31, 2014	For the three months ended March 31, 2013
Professional fees	$85	$61
Director fees	14	11
Insurance	23	19
Management fees	167	75
Incentive fees	—	24
General and administrative expenses	139	47
Organizational and offering expense	158	111
Operating expenses before expense reimbursements	586	348
Expense reimbursement	—	(249)
Total operating expenses net of expense waivers and reimbursements	$586	$99

Expense Reimbursement

We entered into an expense reimbursement agreement with our prior manager under which the prior manager agreed to reimburse us for all U.S. GAAP compliant expenses recognized on our quarterly financial statements for 2012, retroactive to the date of formation on August 3, 2011. In 2013, the expense reimbursement agreement was modified to exclude management fees and incentive fees payable to the Manager effective as of January 1, 2013. We recognized a receivable on our books for the amount due from the prior manager under the expense reimbursement agreement, and the prior manager recognized a liability on its books in the same amount. Our Prior Manager was obligated to reimburse us for $0.2 million in the three months ended March 31, 2013.

On August 20, 2013, we terminated our investment management agreement and expense reimbursement agreement with our prior manager, and entered into a new investment management agreement with our current Manager. Our current Manager has not entered into an expense reimbursement agreement with us, but has agreed to assume the prior manager’s obligation to pay us $1.3 million which had accrued under the prior manager’s expense reimbursement agreement. In consideration for such assumption, we have agreed to pay our current Manager any amounts otherwise due our prior manager for organization and offering expenses funded by our prior manager, subject to the limitation that such organization and offering costs may only be reimbursed to the extent of 1.5% of offering proceeds.

Net Investment Income

Our net investment income totaled $0.1 million and $0.1 million for the three months ended March 31, 2014 and 2013, respectively. Of our net investment income, $0.0 million and $0.2 million for the three months ended March 31, 2014 and 2013, respectively, was attributable to expense reimbursements by our prior manager, and the balance was attributable to investment income less operating expenses for the period. For the three months ended March 31, 2014 and 2013, total investment income was $0.7 million and $0.2 million, respectively. The increase in net investment income in the three months ending March 31, 2014 as compared to the three months ending March 31, 2013 is due to a higher earning asset average balance in the investment portfolio. For the three months ended March 31, 2014, and 2013, total expenses before expense reimbursements were $0.6 million and $0.3 million, respectively.

Net Realized Gains or Losses from Investments

For the three months ended March 31, 2014 and 2013, we had $4.3 million and $2.0 million of principal repayments, resulting in $0.09 million and $0.05 million of realized gains, respectively.

Net Change in Unrealized Appreciation or Depreciation on Investments

For the three months ended March 31, 2014 and 2013, we had $0.3 million of unrealized depreciation and $0.2 million of unrealized appreciation, respectively.

Changes in Net Assets from Operations

For the three months ended March 31, 2014 and 2013, we recorded a net increase (decrease) in net assets resulting from operations of ($0.06) million and $0.4 million, respectively. Based on 3,442,074 and 1,292,508 weighted average common shares outstanding for the three months ended March 31, 2014 and 2013, respectively, our per share net increase (decrease) in net assets resulting from operations was ($0.02) and $0.29, respectively.

Liquidity and Capital Resources

We generate cash primarily from the net proceeds of our ongoing continuous public offering and from cash flows from fees, interest and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. On July 10, 2012, we satisfied our minimum offering requirement of raising gross offering proceeds in excess of $1.0 million from persons who are not affiliated with us or our Manager, and commenced operations. As of March 31, 2014, we issued 3.9 million shares of common stock for gross proceeds of $39.4 million, including $1.0 million of DRIP. We currently sell our shares on a continuous basis at a current offering price of $10.15; however, to the extent that our net asset value per share increases, we will sell at a price necessary to ensure that our shares are not sold at a price, after deduction of selling commissions and dealer manager fees, that is below our net asset value per share.

Prior to investing in debt securities, we invest the net proceeds from our continuous offering primarily in money market funds that invest in U.S. government securities and high-quality debt instruments maturing in one year or less from the time of investment. As of March 31, 2014 and December 31, 2013, we had $2.5 million and $1.6 million, respectively, invested in money market investments pending investment in debt instruments.

For the three months ended March 31, 2014, we experienced a net increase in money market investments of $0.9 million. For the three months ended March 31, 2014, approximately $5.7 million was generated from our financing activities, which primarily consisted of $6.1 million in net offering proceeds received, offset by $0.4 million in distributions. We used approximately $5.7 million of cash in our operating activities primarily as a result of increases in receivables for interest and due from related party and a decrease in receivable for sales of common stock. Also, we received proceeds from the sale of, repayment of and principal payments on portfolio debt investments of $4.3 million, offset by the purchase of new portfolio debt investments of $9.9 million.

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

Assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity, a 100 basis point move in interest rates up or down from their March 31, 2014 levels would result in an increase or decrease in net asset value of $0.3 million or 0.91%.

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Neither we nor our Manager are currently subject to any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2013.

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

VII Peaks Co-Optivist Income BDC II, Inc.

Date: May 15, 2014	By	/s/ Gurpreet S. Chandhoke
Gurpreet S. Chandhoke
Chairman of the Board of Directors,
Chief Executive Officer and President
(Principal Executive Officer)

VII Peaks Co-Optivist Income BDC II, Inc.

Date: May 15, 2014	By	/s/ Cecilia Shea
Cecilia Shea
Chief Financial Officer,
Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

