Form 10-Q
period 2014-06-30
VII Peaks Co-Optivist Income BDC II, Inc.
filed 2014-08-13
CIK 1527385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 0-54615

VII Peaks Co-Optivist Income BDC II, Inc.

(Exact name of Registrant as specified in its charter)

Maryland	45-2918121
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

4 Orinda Way, Suite 125-A

Orinda, CA 94563

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

The number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding as of August 12, 2014 was 4,076,376.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2014

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share data)

(Unaudited)

	As of
ASSETS	June 30, 2014	December 31, 2013 (1)
Investments, at fair value (amortized cost of $32,595 and $23,769)	$30,762	$23,154
Investments, money market at fair value (cost of $2,083 and $1,644)	2,083	1,644
Total investments, at fair value	$32,845	$24,798
Interest receivable	918	579
Prepaid expenses	43	8
Due from related party	108	1,354
Receivable for common stock purchased	-	974
Total assets	$33,914	$27,713

LIABILITIES
Payable for unsettled trades	$-	$104
Management fees payable	-	8
Accounts payable and accrued liabilities	84	129
Stockholder distributions payable	126	99
Total liabilities	$210	$340

NET ASSETS
Preferred stock, par value, $.001 per share, 50,000,000 authorized, none issued and outstanding	-	-
Common stock, par value, $.001 per share, 200,000,000 authorized; 4,067,009 and 3,151,376 shares issued and outstanding, respectively	4	3
Paid-in capital in excess of par value	37,352	28,651
Treasury stock at cost, 35,123 and 548 shares, respectively	(330)	(6)
Accumulated distribution in excess of net investment income	(1,489)	(660)
Net unrealized depreciation on investments	(1,833)	(615)
Total net assets	33,704	27,373
Total liabilities and net assets	$33,914	$27,713

Net asset value per share	$8.29	$8.69

The accompanying notes are an integral part of these financial statements.

(1) Derived from the Company’s audited Financial Statements as of December 31, 2013.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended June 30,	For the Three Months Ended June 30,	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2014	2013	2014	2013
Investment income:
Interest from investments	$848	$401	$1,558	$644
Other income	103	-	103	1
Total investment income	951	401	1,661	645

Operating expenses:
Professional fees	106	128	192	189
Directors fees	13	9	27	20
Insurance	24	21	47	40
Management fees	168	88	335	163
Incentive fees	-	(23)	-	-
General and administrative	270	83	463	131
Offering expense	22	-	125	-
Organizational expense	-	43	-	195
Operating expenses before expense reimbursements	603	349	1,189	738
Expense reimbursement	-	(285)	-	(575)
Total operating expenses net of expense reimbursements	603	64	1,189	163

Net investment income	348	337	472	482

Realized and unrealized gain (loss) on investments:
Net realized gain from investments	-	44	85	90
Net unrealized depreciation on investments	(951)	(310)	(1,218)	(120)
Net realized and unrealized gain (loss) on investments	(951)	(266)	(1,133)	(30)

Net increase (decrease) in net assets resulting from operations	$(603)	$71	$(661)	$452

Per share information - basic and diluted:
Net investment income	$0.09	$0.18	$0.13	$0.30
Net increase (decrease) in net assets resulting from operations	$(0.15)	$0.04	$(0.18)	$0.28
Weighted average common shares outstanding	4,054,473	1,914,889	3,749,965	1,605,418

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share and per share data)

(Unaudited)

	For the Six Months Ended June 30, 2014	For the Six Months Ended June 30, 2013

Operations:
Net investment income	$472	$482
Net realized gain from investments	85	90
Net unrealized depreciation on investments	(1,218)	(120)
Net increase (decrease) in net assets from operations	(661)	452
Stockholder distributions:
Distributions from net investment income	(472)	(482)
Distributions from net realized gain on investments	(85)	(90)
Distributions from paid in capital	(829)	(102)
Net decrease in net assets from stockholder distributions	(1,386)	(674)
Capital share transactions:
Issuance of common stock, net of issuance costs	7,469	9,258
Reinvestment of stockholder distributions	481	288
Total investment contributions transferred in-kind	758	-
Treasury capital/redemptions	(330)	-
Net increase in net assets from capital share transactions	8,378	9,546

Total increase in net assets	6,331	9,324
Net assets at beginning of period	27,373	8,337
Net assets at end of period	$33,704	$17,661

Net asset value per common share	$8.29	$8.83
Common shares outstanding at end of period	4,067,009	2,000,185

Accumulated distribution in excess of net investment income and net realized gain on investments	$(1,489)	$(296)

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF CASH FLOWS

(in thousands, except share and per share data)

(Unaudited)

	For the Six Months Ended June 30, 2014	For the Six Months Ended June 30, 2013
Operating activities:
Net increase (decrease) in net assets from operations	$(661)	$452
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Paid in-kind interest income	(15)	-
Net accretion of discount on investments	(40)	(38)
Repayments of investments	7,330	5,994
Purchase of investments	(15,278)	(16,064)
Repayments of investments - money market	18,086	16,994
Purchase of investments - money market	(18,511)	(16,208)
Net realized gain from investments	(85)	(90)
Net unrealized depreciation on investments	1,218	120
(Increase) decrease in operating assets:
Interest receivable	(339)	(291)
Prepaid expenses	(35)	-
Due from related party	1,246	(575)
Receivable for common stock purchased	974	729
Increase (decrease) in operating liabilities:
Payable for unsettled trades	(104)	72
Management fees payable	(8)	7
Accounts payable and accrued liabilities	(45)	83
Net cash used in operating activities	(6,267)	(8,815)

Financing activities:
Proceeds from issuance of shares of common stock, net	7,469	9,258
Redemptions of common stock	7	-
Stockholder distributions	(879)	(443)
Treasury stock	(330)	-
Net cash provided by financing activities	6,267	8,815

Net increase in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

Supplemental non-cash information:
DRIP distribution payable	$44	$24
Cash distribution payable	$82	$38
DRIP distribution paid	$481	$288

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

SCHEDULE OF INVESTMENTS

(dollars in thousands)

June 30, 2014

(Unaudited)

Portfolio Company (a)	Industry	Investment Coupon Rate, Maturity Date	Principal	Amortized Cost	Fair Value	% of Net Assets
Senior Secured First Lien Debt - 12.1% (b)
Accuride Corp.	Consumer Goods: Durable	9.50%, 8/1/2018	$825	$835	$869	2.6%
Caesars Entertainment Operating Co., Inc.	Hotel, Gaming & Leisure	11.25%, 6/1/2017	535	481	490	1.5%
Cambrium Learning Group, Inc.	Services: Consumer	9.75%, 2/15/2017	1,000	1,016	1,022	3.0%
Endeavour International Corp.	Energy: Oil & Gas	12.00%, 3/1/2018	525	548	480	1.4%
EuraMax International, Inc.	Metals & Mining	9.50%, 4/1/2016	775	779	771	2.3%
Toys R Us Property Co II LLC	Retail	8.50%, 12/1/2017	425	436	434	1.3%
Sub Total Senior Secured First Lien Debt			4,085	4,095	4,066	12.1%

Senior Secured Second Lien Debt - 16.5% (b)
Aspect Software, Inc.	Telecommunications	10.63%, 5/15/2017	$727	$732	$764	2.3%
Bon-ton Department Stores, Inc.	Retail	10.63%, 7/15/2017	40	41	40	0.1%
Caesar's Entertainment Corp.	Hotel, Gaming & Leisure	10.00%, 12/15/2015	535	513	547	1.6%
Cenveo Corp.	Services: Business	8.88%, 2/1/2018	605	609	635	1.9%
Claire's Stores, Inc.	Retail	8.88%, 3/15/2019	800	781	696	2.1%
Endeavour International Corp.	Energy: Oil & Gas	12.00%, 6/1/2018	725	709	457	1.4%
Logan's Roadhouse, Inc.	Beverage, Food & Tobacco	10.75%, 10/15/2017	770	733	626	1.9%
Radiation Therapy Services, Inc.	Healthcare & Pharmaceuticals	8.88%, 1/15/2017	960	950	991	2.8%
Saratoga Resources, Inc.	Energy: Oil & Gas	12.50%, 7/1/2016	885	901	801	2.4%
Sub Total Senior Secured Second Lien Debt			6,047	5,969	5,557	16.5%

Senior Unsecured Debt - 44.2% (b)
Alion Science and Technology Corp.	Aerospace and Defense	10.0% cash 2% PIK,
		11/1/2014	$1,066	$1,067	$1,058	3.1%
Armored Autogroup, Inc.	Consumer Goods: Durable	9.25%, 11/1/2018	925	912	974	2.9%
Caesar's Entertainment Corp.	Hotel, Gaming & Leisure	10.75%, 2/1/2016	495	466	356	1.1%
Cenveo Corp.	Services: Business	11.50%, 5/15/2017	545	529	575	1.7%
Clear Channel Communications	Media: Broadcasting &
	Subscription	10.75%, 8/1/2016	600	614	603	1.8%
Clear Channel Communications	Media: Broadcasting &
	Subscription	11.00%, 8/1/2016	600	615	603	1.8%
Colt Defense LLC	Aerospace and Defense	8.75%, 11/15/2017	928	800	761	2.3%
DynCorp International Inc.	Aerospace and Defense	10.38%, 7/1/2017	810	844	846	2.5%
Education Management LLC	Services: Consumer	15.00%, 7/1/2018 (d)	870	886	435	1.3%
Gentiva Health Services, Inc.	Healthcare & Pharmaceuticals	11.50%, 9/1/2018	925	971	987	2.9%
Gymboree Corp.	Retail	9.13%, 12/1/2018	810	759	541	1.6%
Hutchinson Technology, Inc.	High Tech Industries	8.50%, 1/15/2026,
		puttable on 01/15/2015	858	818	824	2.4%
NII Cap Corp	Telecommunications	10.00%, 8/15/2016	960	929	298	0.9%
Nuverra Environmental Solutions, Inc.	Environmental Industries	9.88%, 4/15/2018	1,000	1,038	1,040	3.1%
QuickSilver Resources, Inc.	Energy: Oil & Gas	7.13%, 4/1/2016	890	853	794	2.4%
Seitel, Inc.	Energy: Oil & Gas	9.50%, 4/15/2019	825	846	887	2.6%
Sitel LLC / Sitel Finance Corp	Media: Advertising, Printing &
	Publishing	11.50%, 4/1/2018	1,300	1,289	1,281	3.8%
Suntech Power Holdings Company, Ltd. (c)	Environmental Industries	3.00%, 5/15/13	100	106	7	0.0%
Travelport LLC	Services: Consumer	11.38% cash; 2% PIK,
		3/1/2016	344	318	355	1.1%
UCI International Inc	Automobile	8.63%, 2/15/2019	825	793	784	2.3%
Visant Corp.	Media: Advertising, Printing &
	Publishing	10.00%, 10/1/2017	950	932	886	2.6%
Sub Total Senior Unsecured Debt			16,626	16,385	14,895	44.2%

Senior Subordinated Debt -18.5% (b)
Affinion Group, Inc.	Media: Advertising, Printing &
	Publishing	13.50%, 8/15/2018	$816	$698	$849	2.5%
American Media, Inc.	Media: Advertising, Printing &
	Publishing	11.50%, 12/15/2017	995	1,050	1,055	3.1%
Central Garden and Pet Co.	Retail	8.25%, 3/1/2018	825	847	856	2.5%
Claires Stores, Inc	Retail	10.50%, 6/1/2017	715	711	679	2.0%
DJO Finance, LLC.	Healthcare & Pharmaceuticals	9.75%, 10/15/2017	860	896	901	2.7%
Ryerson Inc./Joseph T Ryerson & Son, Inc.	Metals & Mining	9.00%, 10/15/2017	490	511	524	1.6%
Toys R Us Inc.	Retail	10.38%, 8/15/2017	860	820	722	2.1%
Travelport LLC	Services: Consumer	11.88%, 9/1/2016	645	613	658	2.0%
Sub Total Senior Subordinated Debt			6,206	6,146	6,244	18.5%

Investments - Money Market -6.2%
Investments - U.S. Bank Money Market		0.03%	$2,083	2,083	2,083	6.2%
Sub Total Investments - Money Market				2,083	2,083	6.2%

TOTAL INVESTMENTS - 97.5% (b)				$34,678	$32,845	97.5%

(a)	All of our investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, except for Caesar's Entertainment Corp., Nuverra Environmental Solutions, Inc., QuickSilver Resources, Inc., and Suntech Power Holdings Company, Ltd.

(b)	Percentages are based on net assets of $33,704 as of June 30, 2014.

(c)	Non-U.S. company. The principal place of business for Suntech Power Holdings Company, Ltd. Is China. Non-income producing as of June 30, 2014.

(d)	The notes pay cash interest at the rate of 15% per annum. For any interest period after March 30, 2014, the notes pay additional PIK interest in the form of additional notes. PIK interest on the notes accrues at the rate of (i) 1.0% per annum for the period from March 30, 2014 through and including March 30, 2015, (ii) 2.0% per annum for the period from March 30, 2015 through and including March 30, 2016, (iii) 3.0% per annum for the period from March 30, 2016 through and including March 30, 2017 and (iv) 4.0% per annum for the period from March 30, 2017 through and including July 1, 2018.

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

SCHEDULE OF INVESTMENTS

(dollars in thousands)

December 31, 2013

Portfolio Company (a)	Industry	Investment Coupon Rate, Maturity Date	Principal	Amortized Cost	Fair Value	% of Net Assets

Senior Secured First Lien Debt - 8.4% (b)
Endeavour International Corp.	Energy: Oil & Gas	12.00%, 3/1/2018	$525	$551	$539	2.0%
EuraMax International, Inc.	Metals & Mining	9.50%, 4/1/2016	775	779	777	2.8%
GSX Worldwide, Inc.	Services: Business	9.75%, 6/15/2015	940	965	971	3.6%
Sub Total Senior Secured First Lien Debt			2,240	2,295	2,287	8.4%

Senior Secured Second Lien Debt - 19.3% (b)
Apria Healthcare Group, Inc.	Healthcare & Pharmaceuticals	12.38%, 11/1/2014	$571	$581	$576	2.1%
Aspect Software, Inc.	Telecommunications	10.63%, 5/15/2017	692	696	697	2.6%
Bon-ton Department Stores, Inc.	Retail	10.63%, 7/15/2017	40	41	40	0.1%
Caesar's Entertainment Corp.	Hotel, Gaming & Leisure	10.00%, 12/15/2015	505	481	432	1.6%
Cenveo Corp.	Services: Business	8.88%, 2/1/2018	585	589	585	2.1%
Endeavour International Corp.	Energy: Oil & Gas	12.00%, 6/1/2018	700	688	655	2.4%
Logan's Roadhouse, Inc.	Beverage, Food & Tobacco	10.75%, 10/15/2017	750	715	557	2.0%
Radiation Therapy Services, Inc.	Healthcare & Pharmaceuticals	8.88%, 1/15/2017	935	922	944	3.5%
Saratoga Resources, Inc.	Energy: Oil & Gas	12.50%, 7/1/2016	860	888	804	2.9%
Sub Total Senior Secured Second Lien Debt			5,638	5,601	5,290	19.3%

Senior Unsecured Debt - 30.6% (b)
Alion Science and Technology Corp.	Aerospace and Defense	10.00% cash; 2% PIK, 11/1/2014	$1,030	$1,038	$1,051	3.9%
Avaya, Inc.	Telecommunications	9.75%, 11/1/2015	650	633	645	2.4%
Avaya, Inc.	Telecommunications	10.13%, 11/1/2015	460	442	457	1.7%
Caesar's Entertainment Corp.	Hotel, Gaming & Leisure	10.75%, 2/1/2016	445	416	358	1.3%
Cenveo Corp.	Services: Business	11.50%, 5/15/2017	510	492	502	1.8%
Ceridian Corporation	Services: Business	11.25%, 11/15/15	390	402	393	1.4%
Ceridian Corporation	Services: Business	12.25%, 11/15/15	560	576	564	2.1%
Colt Defense LLC	Aerospace and Defense	8.75%, 11/15/2017	853	718	737	2.7%
DynCorp International, Inc.	Aerospace and Defense	10.38%, 7/1/2017	810	850	828	3.0%
Education Management LLC (d)	Services: Consumer	15.00%, 6/1/2014	270	232	293	1.1%
Harland Clarke Corp.	Banking, Finance, Insurance & Real Estate	9.50%, 5/15/5015	691	692	694	2.5%
Hutchinson Technology, Inc.	High Tech Industries	8.50%, 1/15/2026, puttable on 1/15/2015	443	406	388	1.4%
NII Cap Corp.	Telecommunications	10.00%, 8/15/2016	925	907	490	1.8%
QuickSilver Resources, Inc.	Energy: Oil & Gas	7.13%, 4/1/2016	620	594	606	2.2%
Suntech Power Holdings Company, Ltd.	Environmental Industries	3.00%, 2/28/2014	100	98	8	0.0%
Travelport LLC	Services: Consumer	11.375% cash; 2.5% PIK, 3/1/2016	340	308	361	1.3%
Sub Total Senior Unsecured Debt			9,097	8,804	8,375	30.6%

Senior Subordinated Debt - 26.3% (b)
Accelent, Inc.	Healthcare & Pharmaceuticals	10.00%, 11/1/2017	$775	$732	$800	2.9%
Affinion Group, Inc.	Media: Advertising, Printing & Publishing	13.50%, 8/15/2018	816	689	812	2.9%
American Media, Inc.	Media: Advertising, Printing & Publishing	11.50%, 12/15/2017	670	704	729	2.7%
Claires Stores, Inc	Retail	10.50%, 6/1/2017	215	220	220	0.8%
DJO Finance, LLC.	Healthcare & Pharmaceuticals	9.75%, 10/15/2017	825	864	840	3.1%
First Data Corp.	Banking, Finance, Insurance & Real Estate	11.25%, 3/31/2016	374	375	375	1.4%
Radio One, Inc.	Media: Broadcasting & Subscription	12.50%, 5/24/16	875	889	875	3.2%
Ryerson Inc./Joseph T Ryerson & Son, Inc.	Metals & Mining	9.00%, 10/15/2017	420	438	445	1.6%
Serena Software, Inc.	High Tech Industries	10.38%, 3/15/2016	770	786	770	2.8%
Toys R Us, Inc.	Retail	10.38%, 8/15/2017	825	790	707	2.6%
Travelport LLC	Services: Consumer	11.88%, 9/1/2016	620	582	629	2.3%
Sub Total Senior Subordinated Debt			7,185	7,069	7,202	26.3%

Investments - Money Market - 6.0% (b)
Investments – U.S. Bank Money Market		0.03%	$1,644	1,644	1,644	6.0%
Sub Total Investments - Money Market				1,644	1,644	6.0%

TOTAL INVESTMENTS - 90.6% (b)				$25,413	$24,798	90.6%

(a)	All of our investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, except for Caesar's Entertainment Corp., Education Management LLC, NII Capital Corp., QuickSilver Resources, Inc., and Suntech Power Holdings Company, Ltd.

(b)	Percentages are based on net assets of $27,373 as of December 31, 2013.

(c)	Non-U.S. company. The principal place of business for Suntech Power Holdings Company, Ltd. is China.

(d)	The notes pay cash interest at the rate of 15% per annum. For any interest period after March 30, 2014, the notes pay additional PIK interest in the form of additional notes. PIK interest on the notes accrues at the rate of (i) 1.0% per annum for the period from March 30, 2014 through and including March 30, 2015, (ii) 2.0% per annum for the period from March 30, 2015 through and including March 30, 2016, (iii) 3.0% per annum for the period from March 30, 2016 through and including March 30, 2017 and (iv) 4.0% per annum for the period from March 30, 2017 through and including July 1, 2018.

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

Note 1.  Nature of Operations

VII Peaks Co-Optivist TM Income BDC II, Inc. (the “Fund” or “we”), a Maryland Corporation formed in August 3, 2011 is  an externally managed, non-diversified closed-end management investment company that has elected to be treated as a business development company, under the Investment Company Act of 1940, as amended, or (“1940 Act”). In addition, we have elected to be treated for federal income tax purpose, and intend to qualify annually, as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code.

We are managed by VII Peaks Capital, LLC, or our (“Manager”), which is registered as an investment adviser with the Security Exchange Commission, or (“SEC”). Our Manager is responsible for sourcing potential investments, analyzing investment opportunities, structuring our investments, and monitoring our investments and portfolio companies on an ongoing basis.

On August 9, 2011, we filed a registration statement on Form N-2 to sell up to 75,000,000 shares of common stock, $0.001 par value per share, at an initial public offering price of $10.00 per share. The registration statement was declared effective by the SEC on March 1, 2012. We commenced operations when we raised gross offering proceeds of over $1.0 million, all of which was from persons who were not affiliated with us or our manager by one year from the date the registration statement was declared effective by the SEC. Prior to the successful satisfaction of that condition, all subscription payments were placed in an account held by the escrow agent, UMB Bank, N.A., in trust for the benefit of our subscribers, pending release to us. We achieved the minimum offering requirement on July 10, 2012 and commenced operations on such date. As of June 30, 2014, we issued 4.1 million shares of common stock for gross proceeds of $40.8 million, including $1.2 million under our distribution reinvestment plan (“DRIP”).

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Fund included herein were prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, necessary for a fair presentation of the results for the interim period. This Form 10-Q should be read in conjunction with the Fund’s annual report on Form 10-K for the year ended December 31, 2013, which was filed with the SEC on March 11, 2014. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2014. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Revenue Recognition

We generate investment income in the form of interest and fees earned on senior secured loans, senior secured bonds, subordinated debt and collateralized securities in our portfolio. The level of income we receive is directly related to the balance of income producing investments multiplied by the weighted average yield of our investments.

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

During the three months ended June 30, 2014, our Manager paid in full the Due from Affiliate balance of $1.3 million. In addition, during the three months ended June 30, 2014, we accrued $0.1 million of interest on such amount at the rate of 7.35% per annum.

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

The following table presents fair value measurements of investments, by major class, as of June 30, 2014, according to the fair value hierarchy (dollars in thousands):

	Level 1	Level 2	Total
Investments – U.S. Bank money market	$2,083	$—	$2,083
Senior Secured First Lien Debt	—	4,066	4,066
Senior Secured Second Lien Debt	—	5,557	5,557
Senior Unsecured Debt	—	14,895	14,895
Senior Subordinated Debt	—	6,244	6,244
Total	$2,083	$30,762	$32,845

 The following table presents fair value measurements of investments, by major class, as of December 31, 2013, according to the fair value hierarchy (dollars in thousands):

	Level 1	Level 2	Total
Investments – U.S. Bank money market	$1,644	$—	$1,644
Senior Secured First Lien Debt	—	2,287	2,287
Senior Secured Second Lien Debt	—	5,290	5,290
Senior Unsecured Debt	—	8,375	8,375
Senior Subordinated Debt	—	7,202	7,202
Total	$1,644	$23,154	$24,798

No transfers between levels have occurred during the periods presented.

The composition of the Fund’s investments as of June 30, 2014, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Investments – U.S. Bank money market	$2,083	$2,083	6.3%
Senior Secured First Lien Debt	4,095	4,066	12.4
Senior Secured Second Lien Debt	5,969	5,557	16.9
Senior Unsecured Debt	16,385	14,895	45.4
Senior Subordinated Debt	6,146	6,244	19.0
Total	$34,678	$32,845	100.0%

The composition of the Fund’s investments as of December 31, 2013, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Investments – U.S. Bank money market	$1,644	$1,644	6.6%
Senior Secured First Lien Debt	2,295	2,287	9.2
Senior Secured Second Lien Debt	5,601	5,290	21.3
Senior Unsecured Debt	8,804	8,375	33.8
Senior Subordinated Debt	7,069	7,202	29.1
Total	$25,413	$24,798	100.0%

Note 4.  Related Party Transactions

Since August 20, 2013, the Fund has been managed by the Manager. Prior to August 20, 2013 the Fund was managed by VII Peaks-KBR BDC Advisor II, LLC which was wholly-owned by VII Peaks-KBR, LLC which was a joint venture between the Manager and KBR Capital Advisors, LLC (“KBR”).

Investment Advisory Agreement

The Fund has entered into an investment advisory agreement with the Manager to manage the Fund’s investment activities. Pursuant to the investment advisory agreement, the Manager implements the Fund’s business strategy on a day-to-day basis and performs certain services for us, subject to oversight by our board of directors. The Manager is responsible for, among other duties, determining investment criteria, sourcing, analyzing and executing investment transactions, asset sales, financings and performing asset management duties. Under the investment advisory agreement, the Manager is entitled to a base management and incentive fee as outlined in the investment advisory agreement with the Fund. The base management fee is 2% of net assets below $100 million; 1.75% of net assets between $100 million and $250 million; and 1.5% of net assets over $250 million. For the three and six months ended June 30, 2014, the Fund incurred $0.2 million and $0.3 million of base management fees, respectively. For the three and six months ended June 30, 2013, the Fund incurred $0.1 million and $0.2 million of base management fees, respectively.

The incentive fee has two parts. The first part, the subordinated incentive fee on income, is calculated and payable quarterly in arrears based upon the Fund’s “pre-incentive fee net investment income” for the immediately preceding quarter. The subordinated incentive fee on income is 20% of pre-incentive net investment income subject to a quarterly return to investors, expressed as a rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, of 2.0% (8.0% annualized). The second part of the incentive fee, the incentive fee on capital gains, is an incentive fee on capital gains earned on liquidated investments from the portfolio and is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement). This fee equals 20% of the Fund’s incentive fee capital gains, which will equal the Fund’s realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. For the three and six months ended June 30, 2014 and 2013, the Fund did not incur any incentive fees related to net investment income or capital gains.

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

The Manager agreed to assume and pay the Fund all amounts due the Fund from the prior manager as reflected in the Fund’s books and records as of August 20, 2013, including any amounts due under the Expense Reimbursement Agreement between the Fund and the prior manager. The Fund agreed to pay the Manager any reimbursable organization and offering expenses incurred by the prior manager which the Fund would otherwise be obligated to reimburse the prior manager from future sales of the Company’s securities, beginning with any sales of securities occurring after Augusts 20, 2013, subject to the limitation that such organization and offering costs may only be reimbursed to the extent of 1.5% of offering proceeds.

From time to time, the Fund has paid directly certain expenses that were classified as organization or offering expenses that should have been borne by the prior manager and for which the prior manager is obligated to reimburse the Fund. As of June 30, 2014 and December 31, 2013, the unreimbursed amount of organization and offering expenses was $1 thousand and $0.1 million, respectively, which amount is included in “Due from related party” on the Fund’s balance sheet as of that date.

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

On August 20, 2013, we terminated our investment management agreement with our prior manager, and entered into a new investment management agreement with our current Manager. Our current Manager has not entered into an expense reimbursement agreement with us, but agreed to assume the prior manager’s obligation to pay us the $1.3 million which had accrued under the prior manager’s expense reimbursement agreement. In consideration for such assumption, we have agreed to pay our current Manager any amounts otherwise due our prior manager for organization and offering expenses funded by our prior manager, subject to the limitation that such organization and offering costs may only be reimbursed to the extent of 1.5% of offering proceeds.

During the three months ended June 30, 2014, our Manager paid in full the Due from Affiliate balance of $1.3 million. In addition, during the three months ended June 30, 2014, we accrued $0.1 million of interest on such amount at the rate of 7.35% per annum.

Administration Agreement

 The Fund has also entered into an administration agreement with the Manager under which the Manager provides the Fund with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities and provides or oversees the performance of the Fund’s required administrative services, which include, among other things, being responsible for the financial records which the Fund is required to maintain and preparing reports to its stockholders. Under the administration agreement, we are obligated to reimburse our Manager for our allocable portion of overhead cost incurred by the Manager. During the three and six months ended June 30, 2014, the Fund reimbursed the Manager for $0.1 million and $0.2 million in administration expenses under the administration agreement, respectively. During the three and six months ended June 30, 2013, the Fund reimbursed the Manager for $0.02 million and $0.04 million in administration expenses under the administration agreement, respectively. These expenses are included in General and Administrative on the Statement of Operations.

Note 5.  Common Stock

The Manager purchased 111 and 22,222 shares of common stock on August 31, 2011 and December 31, 2011, respectively. These shares were purchased at a price of $9.00 per share, which represents the initial public offering (“IPO”) price of $10.00 per share, net of selling commissions and dealer manager fees.

On July 10, 2012, the Fund had raised sufficient proceeds to break escrow on its IPO and through June 30, 2014, the Fund has sold 4.1 million shares of common stock for gross proceeds of $40.8 million, including the purchases made by the Manager.

During the six months ended June 30, 2014, the Fund sold 915,632 shares of common stock in its offering for net proceeds of $8.7 million, including shares issued under the distribution reinvestment plan (“DRIP”) and redeemed under the tender offer.

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

The following information sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets per share from operations for the three and six months ended June 30, 2014 (dollars in thousands except share and per share amounts):

	For the three months ended June 30, 2014	For the three months ended June 30, 2013
Basic and diluted
Net increase (decrease) in net assets resulting from operations	$(603)	$71
Weighted average common shares outstanding	4,054,473	1,914,889
Net increase (decrease) in net assets resulting from operations per share	$(0.15)	$0.04

	For the six months ended June 30, 2014	For the six months ended June 30, 2013
Basic and diluted
Net increase (decrease) in net assets resulting from operations	$(661)	$452
Weighted average common shares outstanding	3,749,965	1,605,418
Net increase (decrease) in net assets resulting from operations per share	$(0.18)	$0.28

The Fund had no potentially dilutive securities as of June 30, 2014 or June 30, 2013, resulting in the same number of shares for basic and diluted.

Note 7. Tender Offer Program and Treasury Stock

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

The following table reflects certain information regarding the tender offers that we have conducted to date:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Purchases of Shares Tendered that were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares ('000s)
December 13, 2013	December 12, 2013	548	100%	$9.135	$6
March 31, 2014	March 14, 2014	550	100%	$9.135	$5
June 30, 2014	June 27, 2014	34,025	100%	$9.135	$319

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

Note 8.  Distributions

When we commenced operations, we initiated a policy of declaring semi-monthly distributions at an annual distribution rate of 7.35% per annum of our offering price. We have authorized, declared and paid distributions to our shareholders at that rate on a semi-monthly basis since July 2012. Our distributions historically have not been based on our investment performance. Prior to September 2013, our distributions were supported by our Manager in the form of operating expense support payments to us, and a portion of our distributions constituted a return of capital. Since September 2013, we have not had an expense support agreement with our Manager and as a result a greater portion of our distributions have constituted a return of capital. A return of capital generally is a return of your investment rather than a return of earnings or gains derived from our investment activities.

As of June 30, 2014, the Fund has accrued $0.1 million in stockholder distributions that were unpaid. All amounts declared in June 2014 and paid in July 2014 have been accrued in the June 30, 2014 financial statements. As of December 31, 2013, the Fund has accrued $0.1 million in stockholder distributions that were unpaid. All amounts declared in December 2013 and paid in January 2014 have been accrued in the December 31, 2013 financial statements.

The following tables reflect the distributions per share paid or payable in cash or with the distribution reinvestment plan (“DRIP”) on the Fund’s common stock to date (dollars in thousands except per share amounts), as well as the source of the distributions:

Source of Distribution by Cash vs. DRIP:

		Net	Realized
		Investment	Gain From	Return of		Paid in
Period	Per Share	Income	Investments	Capital	Total	Cash	DRIP
July 12, 2012 - September 30, 2012	$0.183750	$32	$-	$18	$50	$34	$16
October 1, 2012 - December 31, 2012	0.260750	118	-	82	200	123	77
January 1, 2013 -March 31. 2013	0.262586	247	47	76	370	220	150
April 1, 2013 - June 30, 2013	0.186504	235	43	26	304	185	119
July 1, 2013 - September 30, 2013	0.186504	244	47	183	474	274	200
October 1, 2013 - December 31, 2013	0.186504	20	258	271	549	347	202
January 1, 2014 - March 31, 2014	0.186504	124	85	423	632	405	227
April 1, 2014 - June 30, 2014	0.186504	348	-	406	754	491	263
TOTAL	$1.639606	$1,368	$480	$1,485	$3,333	$2,079	$1,254

* Includes a special distribution of $0.077 per share.

The following table shows the percentage of our distributions which have been funded from net investment income, realized capital gains and paid in capital since the inception of operations:

Percentage of Distributions by Source:

		Net	Realized
		Investment	Gain From	Return of
Period	Per Share	Income	Investments	Capital
July 12, 2012 - September 30, 2012	$0.183750	64%	0%	36%
October 1, 2012 - December 31, 2012	0.260750	59%	0%	41%
January 1, 2013 -March 31. 2013	0.262586	67%	13%	20%
April 1, 2013 - June 30, 2013	0.186504	77%	14%	9%
July 1, 2013 - September 30, 2013	0.186504	51%	10%	39%
October 1, 2013 - December 31, 2013	0.186504	4%	47%	49%
January 1, 2014 - March 31, 2014	0.186504	20%	13%	67%
April 1, 2014 - June 30, 2014	0.186504	46%	0%	54%
TOTAL	$1.639606

The following table reflects the sources of the distributions on a tax basis that the Company has paid on its common stock (dollars in thousands) during the fiscal years ended December 31, 2012 and 2013, and the six months ended June 30, 2014:

Source of Distributions:	Six months ended June 30, 2014		Year Ended December 31, 2013		Year Ended December 31, 2012
Distributions from Net investment income	$472	34.1%	$746	44.0%	$150	60.0%
Distributions from Realized Gains	85	6.1%	395	23.3%	-	0.0%
Distributions from Paid In Capital	829	59.8%	556	32.7%	100	40.0%
TOTAL	$1,386	100.0%	$1,697	100.0%	$250	100.0%

There were no distributions paid with borrowings, offering proceeds, non-capital gain proceeds from sale of assets, distribution on account of preferred and common equity or expense reimbursement from sponsor.

We expect to continue paying distributions at the same distribution rate, and that a substantial part of those distributions will constitute a return of capital for the foreseeable future. Our distributions will continue to constitute return of capital until our net investment income is sufficient to support our distribution rate, which will probably not occur until our Manager enters into an expense support agreement with us, or our assets increase enough to lower our expense ratio, which we do not expect to occur until we have more than $100 million in assets.

Note 9.  Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2014 and 2013:

	For the six months ended June 30, 2014	For the six months ended June 30, 2013
Per share data:
Net asset value, beginning of period	$8.69	$8.77

Results of operations (1)
Net investment income	0.13	0.30
Net realized gain on investments	0.02	0.06
Net unrealized loss on investments	(0.32)	(0.08)
Net increase (decrease) in net assets resulting from operations	(0.17)	0.28

Stockholder distributions (2)
Distributions from net investment income	(0.13)	(0.30)
Distributions from realized gains	(0.02)	(0.06)
Distributions from capital	(0.22)	(0.06)
Net decrease in net assets resulting from stockholder distributions	(0.37)	(0.42)

Capital share transactions
Impact from issuance of common stock (3)	0.14	0.20
Net increase in net assets resulting from capital share transactions	0.14	0.20
Net asset value, end of period	$8.29	$8.83
Shares outstanding at end of period	4,067,009	2,000,185
Total return (5)	(0.79)%	5.15%
Ratio/Supplemental data:
Net assets, end of period (in thousands)	$33,704	$17,661
Average net assets (in thousands)	$30,025	$14,932
Ratio of net investment income to average net assets (4)(7)	3.17%	6.46%
Ratio of operating expenses to average net assets (4)(7)	7.99%	2.18%
Ratio of expenses reimbursed to average net assets (7)	-%	7.70%
Portfolio turnover ratio (6)	28.75%	67.93%

(1)	The per share amounts were derived by using the weighted average shares outstanding during the period. There was no expense waiver and reimbursement for the six months ended June 30, 2014. Net investment income (loss) per share excluding the expense reimbursements would have been ($0.10) for the six months ended June 30, 2013.
(2)	The per share data for distributions reflects the actual amount of distributions declared per share during the period.
(3)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Fund's continuous offering.
(4)	The ratios are after giving effect to amounts reimbursed by the Manager under an expense reimbursement agreement. See “Note 4 – Related Party Transactions.” For the six months ended June 30, 2014 there was no expense waiver and reimbursement. For the six months ended June 30, 2013, excluding the expense reimbursement, the ratio of net investment income and operating expenses to average net assets would have been (1.25%) and 9.88%, respectively.
(5)	Total return is calculated assuming a purchase of shares at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. For the six months ended June 30, 2014 there was no expense reimbursement. The total return based on net asset value for the six months ended June 30, 2013, includes the effect of the expense reimbursement which added 5.12% to the return.
(6)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or purchases over the average of the invested assets at fair value. Not annualized.
(7)	Ratios are annualized based on average net assets using current and prior 3 quarters net assets.

Note 9.  Subsequent Events

Management of the Fund has evaluated subsequent events in the preparation of the Fund’s financial statements and has determined that no events require recognition or disclosure in the financial statements except for the following:

From July 1, 2014 to August 12, 2014, the Fund issued 9 thousand shares of common stock for gross proceeds of $0.09 million. With the proceeds from the Fund’s continuous offering, the Fund purchased a total of 1 debt investments for $0.8 million in cash.

On May 9, 2014, the Fund gave its voluntary consent to tender the full position of Caesar’s Entertainment Corp. 10%, 12/15/2015 senior secured second lien notes. The fund chose cash option for tender. The terms were $1,022.50 per $1,000 par, which is a combination of $992.50 tender offer and $30 consent payment. The tender offer was completed and Fund received proceeds including all accrued interest on July 28, 2014.

On July 10, 2014 the Fund gave its voluntary consent to tender the full position of Armored AutoGroup, 9.25%, 11/01/2018 senior unsecured notes. The Fund chose the cash option for tender. The terms were cash payment of $5.00 per $1,000 par.

On July 23, 2014 the Fund gave its voluntary consent to tender the full position of Clear Channel Communications, 11.0%, 8/01/2016 senior unsecured notes. The Fund chose the cash option for tender. The terms were $1,006.42 per $1,000 par, which is a combination of $976.42 tender offer and $30 consent payment.

On July 29, 2014, Cenveo, Inc. redeemed all of its 8.875% Notes due 2018 for $1,044.40 per $1,000 par including all accrued interest from the proceeds of its newly issued senior secured notes due 2019 and 2022.

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

Overview

We invest in discounted corporate debt and equity-linked debt securities of public and private companies that trade on the secondary loan market for institutional investors and provide distributions to investors. At the same time, we actively work with the target company’s management to restructure the underlying securities and improve the liquidity position of the target company’s balance sheet. We employ a proprietary “Co-Optivist” TM approach (“cooperative activism”, Co-Optivist TM is a registered trademark of VII Peaks Capital, LLC and is being used with their permission) in executing our investment strategy, which entails proactively engaging the target company management on average 24 months prior to a redemption event (typically a put or maturity event) to create an opportunity for growth in the investments. Our strategy is not dependent on restructuring to generate distributions. Capital appreciation on securities is generally not realized evenly over the holding period. In some instances market prices for securities may continue to reflect a discount until a relatively short time period prior to a redemption event. The potential capital gain typically occurs during the end of the holding period of a bond in our portfolio when securities are either called by the company or exchanged to new securities during refinance. We have tendered certain debt securities well above the market-traded deep discount.

Our investment objectives are to generate current income and capital appreciation. We intend to meet our investment objectives by: (i) realizing income and capital appreciation through the acquisition, management and orderly liquidation of corporate debt securities, (ii) making distributions of available distributable cash to our shareholders, and (iii) preserving the capital investments of our shareholders. There can be no assurance that any of these objectives will be achieved.

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

Our investment activities are managed by our Manager who is registered as an investment adviser under the Investment Advisers Act of 1940, as amended. Our Manager is responsible for sourcing potential investments, conducting research on prospective investments, analyzing investment opportunities, structuring our investments, and monitoring our investments and portfolio companies on an ongoing basis. Our Manager is led by Gurpreet (Gurprit) S. Chandhoke, who also serves as our Chief Executive Officer, who has extensive experience in underwriting and issuing debt products that include high-yield, bank debt and convertible debt and has acted as financial adviser to private equity funds, venture capital firms and corporations in mergers and acquisitions, recapitalization and corporate finance transactions, and has served as principal investor in private equity and leveraged buyout transactions.

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

Revenue Recognition

We generate investment income in the form of interest and fees earned on senior secured loans, senior secured bonds, subordinated debt and collateralized securities in our portfolio. The level of income we receive is directly related to the balance of income producing investments multiplied by the weighted average yield of our investments.

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt securities with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance, we generally will not accrue PIK interest for accounting purposes if the portfolio company valuation indicates that such PIK interest is not collectible. We do not accrue as a receivable interest on loans and debt securities for accounting purposes if we have reason to doubt our ability to collect such interest. Original issue discounts, market discounts or premiums are accreted or amortized using the effective interest method as interest income. We record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, is recognized on an accrual basis to the extent that we expect to collect such amount. Our total interest income was $1.0 million and $1.7 million for the three and six months ended June 30, 2014, as compared to $0.4 million and $0.6 million for the three and six months ended June 30, 2013, respectively. The increase is due to a larger note portfolio earning interest in 2014 as compared to 2013. At June 30, 2014, the weighted average coupon yield was 10.3%, as compared to 10.3% as of June 30, 2013.

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

On August 20, 2013, we terminated our investment management agreement with our prior manager, and entered into a new investment management agreement with our current Manager. Our current Manager has not entered into an expense reimbursement agreement with us, but agreed to assume the prior manager’s obligation to pay us the $1.3 million which had accrued under the prior manager’s expense reimbursement agreement. In consideration for such assumption, we have agreed to pay our current Manager any amounts otherwise due our prior manager for organization and offering expenses funded by our prior manager, subject to the limitation that such organization and offering costs may only be reimbursed to the extent of 1.5% of offering proceeds.

During the three months ended June 30, 2014, our Manager paid in full the Due from Affiliate balance of $1.3 million.

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

Portfolio and Investment Activity

During the six months ended June 30, 2014, we made $15.3 million of investments in new portfolio companies and had $7.3 million in aggregate amount of exits and repayments, resulting in net investments of $8.0 million for the period. During the six months ended June 30, 2013, we made $16.1 million of investments in new portfolio companies and had $6.0 million in aggregate amount of exits and repayments, resulting in net investments of $10.1 million for the period. As of June 30, 2014, we had one portfolio investment in default with a fair value of $0.01 million which represented 0.1% of our portfolio.

As of June 30, 2014, we have invested an aggregate of approximately $33.2 million in 44 investment positions in 36 portfolio companies. At June 30, 2014, the fair value of our investment positions was $31.8 million (including the accrued interest of $1.1 million). As of such date, our estimated gross annual portfolio current yield was 10.50% and gross annual portfolio yield to maturity was 10.86% based on the purchase price of our investments. The average duration of our portfolio was approximately 2.58 years. As of June 30, 2014, we have exited 19 portfolio companies in full and 8 partially for aggregate sales proceeds of $19.0 million. As of June 30, 2014, we had 1 portfolio investment in default with a fair value of $7,600 which represented 0.02% of our portfolio.

The following table presents our portfolio composition based on fair value as of June 30, 2014:

	As of June 30, 2014
	Percentage of Total Portfolio	Weighted Average Current Coupon Yield
Investments – U.S. Bank money market	6.3%	-%
Senior Secured First Lien Debt	12.4	10.0
Senior Secured Second Lien Debt	16.9	10.3
Senior Unsecured Debt	45.4	10.3
Senior Subordinated Debt	19.0	10.7
Total	100.0%	10.3%

 As of June 30, 2014, our investment portfolio had a yield to maturity of 10.79%, and an average duration of 2.56 years.

The following table presents our portfolio composition based on fair value as of December 31, 2013:

	As of December 31, 2013
	Percentage of Total Portfolio	Weighted Average Current Coupon Yield
Investments – U.S. Bank money market	6.6%	-%
Senior Secured First Lien Debt	9.2	10.2
Senior Secured Second Lien Debt	21.3	10.8
Senior Unsecured Debt	33.8	10.4
Senior Subordinated Debt	29.1	11.1
Total	100.0%	10.7%

 As of December 31, 2013, our investment portfolio had a yield to maturity of 11.16%, and an average duration of 2.36 years.

The following table shows the portfolio composition by industry grouping at fair value as of June 30, 2014 (dollars in thousands):

	As of June 30, 2014
	Investments at Fair Value	Percentage of Total Portfolio
Media: Advertising, Printing & Publishing	$4,070	12.4%
Retail	3,968	12.1
Energy: Oil & Gas	3,419	10.4
Healthcare and Pharmaceuticals	2,879	8.8
Aerospace and Defense	2,665	8.1
Services: Consumer	2,470	7.5
Investments - Money Market	2,083	6.4
Consumer Goods: Durable	1,843	5.6
Hotel, Gaming & Leisure	1,393	4.2
Metals & Mining	1,295	3.9
Services: Business	1,210	3.7
Media: Broadcasting & Subscription	1,206	3.7
Telecommunications	1,062	3.2
Environmental Industries	1,048	3.2
High Tech Industries	824	2.5
Automobile	784	2.4
Beverage, Food & Tobacco	626	1.9
Total	$32,845	100.0%

The following table shows the portfolio composition by industry grouping at fair value as of December 31, 2013 (dollars in thousands):

	As of December 31, 2013
	Investments at Fair Value	Percentage of Total Portfolio
Healthcare & Pharmaceuticals	$3,160	12.7%
Services: Business	3,015	12.2
Aerospace and Defense	2,616	10.6
Energy: Oil & Gas	2,604	10.5
Telecommunications	2,289	9.2
Investments – Money Market	1,644	6.6
Media: Advertising, Printing & Publishing	1,541	6.2
Services: Consumer	1,282	5.2
Metals & Mining	1,222	4.9
High Tech Industries	1,158	4.7
Banking, Finance, Insurance & Real Estate	1,069	4.3
Retail	968	3.9
Media: Broadcasting & Subscription	875	3.5
Hotel, Gaming & Leisure	790	3.2
Beverage, Food & Tobacco	557	2.2
Environmental Industries	8	0.1
Total	$24,798	100.0%

Our fair value of total investments was $32.8 million as of June 30, 2014 as compared to $24.8 million as of December 31, 2013. The portfolio increase in the three and six months ending June 30, 2014 is mainly due to invested proceeds from continuous investor closings. The additional proceeds from investor closings in the three and six months ending June 30, 2014 also led to further portfolio diversification by industry, as compared to diversification as of December 31, 2013.

Results of Operations

We were formed on August 3, 2011, and commenced operations on July 10, 2012, when we raised in excess of $1,000,000 from persons who were not affiliated with us or our Manager. Prior to satisfying the minimum offering requirement, we had no operations except for matters relating to our organization and registration as a non-diversified, closed-end management investment company. As a result, our operating results for 2013 are not necessarily applicable to our results in 2012. The results of operations are based on revenue less expenses, adjusted for the impact of the realized gain/loss and change in unrealized gain/loss on our investment portfolio. Revenue is earned as interest on the high-yield investments. Expenses include professional services, management fees, organizational and offering costs and other general and administrative. Realized gain/loss are from investments sold or called at an advantageous price. The unrealized gain/loss is the change in the market price on investments in the portfolio at period end. Operating results for the three and six months ended June 30, 2014 and 2013 are as follows (dollars in thousands):

	For the three months ended June 30, 2014	For the three months ended June 30, 2013
Total investment income	$951	$401
Total expenses, net	603	64
Net investment income	348	337
Net realized gains	-	44
Net unrealized depreciation	(951)	(310)
Net increase (decrease) in net assets resulting from operations	$(603)	$71

	For the six months ended June 30, 2014	For the six months ended June 30, 2013
Total investment income	$1,661	$645
Total expenses, net	1,189	163
Net investment income	472	482
Net realized gains	85	90
Net unrealized depreciation	(1,218)	(120)
Net increase (decrease) in net assets resulting from operations	$(661)	$452

Revenues

We generated investment income of $1.0 million and $1.7 million for the three and six months ended June 30, 2014, as compared to $0.4 million and $0.6 million for the three and six months ended June 30, 2013. The three months ended June 30, 2014 included non-recurring interest in Other Income due from the Advisor of $0.1 million. The interest resulted from the Due from Affiliate balance of $1.3 million that was paid in full in during the three months ended June 30, 2014. The Interest from investments is in the form of interest and fees earned on senior secured loans, senior secured bonds, subordinated debt and collateralized securities in our portfolio. The level of income we receive is directly related to the balance of income producing investments multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases. The average balance of the June 30, 2014 note portfolio was significantly higher than the June 30, 2013 balance.

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

Expenses

The composition of our operating expenses for the three and six months ended June 30, 2014 and June 30, 2013 was as follows (dollars in thousands):

	For the three months ended June 30, 2014	For the three months ended June 30, 2013
Professional fees	$106	$128
Director fees	13	9
Insurance	24	21
Management fees	168	88
Incentive fees	—	(23)
General and administrative expenses	270	83
Offering expense	22	—
Organizational expense	—	43
Operating expenses before expense reimbursements	603	349
Expense reimbursement	—	(285)
Total operating expenses net of expense waivers and reimbursements	$603	$64

	For the six months ended June 30, 2014	For the six months ended June 30, 2013
Professional fees	$192	$189
Director fees	27	20
Insurance	47	40
Management fees	335	163
Incentive fees	—	—
General and administrative expenses	463	131
Offering expense	125	—
Organizational expense	—	195
Operating expenses before expense reimbursements	1,189	738
Expense reimbursement	—	(575)
Total operating expenses net of expense waivers and reimbursements	$1,189	$163

For the six months ended June 30, 2014 and June 30, 2013, our operating expenses before expense reimbursement were $1.2 million and $0.7 million, respectively. The rise in expenses for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 was due to higher management fees and increased general and administrative expenses in 2014. Larger assets under management led to the growth in management fees, and climb in transfer agent expense, captured in the general and administrative category. Travel was also a component of the increase in 2014, as compared to the same period in 2013, part of general and administrative expense above.

Expense Reimbursement

We entered into an expense reimbursement agreement with our prior manager under which the prior manager agreed to reimburse us for all U.S. GAAP compliant expenses recognized on our quarterly financial statements for 2012, retroactive to the date of formation on August 3, 2011. In 2013, the expense reimbursement agreement was modified to exclude management fees and incentive fees payable to the Manager effective as of January 1, 2013. We recognized a receivable on our books for the amount due from the prior manager under the expense reimbursement agreement, and the prior manager recognized a liability on its books in the same amount. Our prior manager was obligated to reimburse us for $1.1 million in the six months ended June 30, 2013.

On August 20, 2013, we terminated our investment management agreement and expense reimbursement agreement with our prior manager, and entered into a new investment management agreement with our current Manager. Our current Manager has not entered into an expense reimbursement agreement with us, but agreed to assume the prior manager’s obligation to pay us $1.3 million which had accrued under the prior manager’s expense reimbursement agreement. In consideration for such assumption, we have agreed to pay our current Manager any amounts otherwise due our prior manager for organization and offering expenses funded by our prior manager, subject to the limitation that such organization and offering costs may only be reimbursed to the extent of 1.5% of offering proceeds.

During the three months ended June 30, 2014, our Manager paid in full the Due from Affiliate balance of $1.3 million. In addition, during the three months ended June 30, 2014, we accrued $0.1 million of interest on such amount at the rate of 7.35% per annum.

Net Investment Income

Our net investment income totaled $0.3 million and $0.5 million for the three and six months ended June 30, 2014, respectively. The balance of our net investment income was attributable to investment income less operating expenses for the period. For the three and six months ended June 30, 2014, total investment income was $1.0 million and $1.7 million, respectively.

Our net investment income totaled $0.3 million and $0.5 million for the three and six months ended June 30, 2013, respectively. Of our net investment income, $0.3 million and $0.6 million for the three and six months ended June 30, 2013, respectively, was attributable to expense reimbursements by our prior manager, and the balance was attributable to investment income less operating expenses for the period. For the three and six months ended June 30, 2013, total investment income was $0.4 million and $0.6 million, respectively.

The increase in net investment income in the three months ending June 30, 2014 as compared to the three months ending June 30, 2013 is due to a higher earning asset average balance in the investment portfolio. For the three and six months ended June 30, 2014, total expenses before expense reimbursements were $0.6 million and $1.2 million, respectively. For the three and six months ended June 30, 2013, total expenses before expense reimbursements were $0.3 million and $0.7 million, respectively.

Net Realized Gains or Losses from Investments

For the three and six months ended June 30, 2014, we had $3.0 million and $7.3 million of sales and principal repayments, resulting in $0.1 thousand and $0.09 million of realized gains, respectively. For the three and six months ended June 30, 2013, we had $4.0 million and $6.0 million of sales and principal repayments, resulting in $0.04 million and $0.09 million of realized gains.

Net Change in Unrealized Appreciation or Depreciation on Investments

For the three and six months ended June 30, 2014, we had $1.0 million and $1.2 million of unrealized depreciation, respectively. For the three and six months ended June 30, 2013, we had $0.3 million and $0.1 million of unrealized depreciation. The increase in unrealized depreciation was due to a larger investment portfolio and market conditions. The holdings that experienced the most significant losses are NII Cap Corp., Education Management LLC, Gymboree Corp. and Endeavour International Corp.

Changes in Net Assets from Operations

For the three and six months ended June 30, 2014, we recorded a net decrease in net assets resulting from operations of $0.6 million and $0.7 million, respectively. Based on 4,054,473 and 3,749,965 weighted average common shares outstanding for the three and six months ended June 30, 2014, respectively, our per share net decrease in net assets resulting from operations was $0.15 and $0.18, respectively.

Liquidity and Capital Resources

We generate cash primarily from the net proceeds of our ongoing continuous public offering and from cash flows from interest and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. On July 10, 2012, we satisfied our minimum offering requirement of raising gross offering proceeds in excess of $1.0 million from persons who are not affiliated with us or our Manager, and commenced operations. As of June 30, 2014, we issued 4.1 million shares of common stock for gross proceeds of $40.8 million, including $1.2 million shares under our DRIP. We currently sell our shares on a continuous basis at a current offering price of $10.15; however, to the extent that our net asset value per share increases, we will sell at a price necessary to ensure that our shares are not sold at a price, after deduction of selling commissions and dealer manager fees, that is below our net asset value per share.

Prior to investing in debt securities, we invest the net proceeds from our continuous offering primarily in money market funds that invest in U.S. government securities and high-quality debt instruments maturing in one year or less from the time of investment. As of June 30, 2014 and December 31, 2013, we had $2.1 million and $1.6 million, respectively, invested in money market investments pending investment in debt instruments.

For the six months ended June 30, 2014, we experienced a net increase in money market investments of $0.5 million. For the six months ended June 30, 2014, approximately $6.3 million was generated from our financing activities, which primarily consisted of $7.5 million in net offering proceeds received, offset by $0.9 million in distributions. We used approximately $6.3 million of cash in our operating activities primarily as a result of increases in receivables for interest and due from related party and a decrease in receivable for sales of common stock. Also, we received proceeds from the sale of, repayment of and principal payments on portfolio debt investments of $7.3 million, offset by the purchase of new portfolio debt investments of $15.3 million.

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

Distributions

When we commenced operations, we initiated a policy of declaring semi-monthly distributions at an annual distribution rate of 7.35% per annum of our offering price. We have authorized, declared and paid distributions to our shareholders at that rate on a semi-monthly basis since July 2012. Our distributions historically have not been based on our investment performance. Prior to September 2013, our distributions were supported by our Manager in the form of operating expense support payments to us, and a portion of our distributions constituted a return of capital. Since September 2013, we have not had an expense support agreement with our Manager and as a result a greater portion of our distributions have constituted a return of capital. A return of capital generally is a return of your investment rather than a return of earnings or gains derived from our investment activities.

 Any distributions to our shareholders are declared out of assets legally available for distribution. We expect to continue making distributions unless our results of operations, our general financial condition, general economic conditions, or other factors prohibit us from doing so. There can be no assurance that we will be able to sustain distributions at any particular level.

Each year a statement on Internal Revenue Service Form 1099-DIV (or such successor form) identifying the source of the distribution (i.e., paid from ordinary income, paid from net capital gain on the sale of securities, or a return of capital) will be mailed to our shareholders. We expect that our distributions will continue to constitute a return of capital until our net investment income is sufficient to support our distribution rate, which will probably not occur until our Manager enters into an expense support agreement with us, or our assets increase enough to lower our expense ratio, which we do not expect to occur until we have more than $100 million in assets, neither of which may ever occur. As a result, for the foreseeable future, a portion of the distributions we make will represent a return of capital for tax purposes. The tax basis of shares must be reduced by the amount of any return of capital distributions, which will result in an increase in the amount of any taxable gain (or a reduction in any deductible loss) on the sale of shares.

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

Related-Party Transactions and Agreements

We have entered into agreements with the Manager, whereby we pay certain fees and reimbursements. These include payments to our Manager for reimbursement of organization and offering costs. In addition, we make payments for certain services that include, but are not limited to, the identification, execution, and management of our investments and also the management of our day-to-day operations provided to us by our Manager, pursuant to various agreements that we have entered into. See Note 4 to the financial statements included elsewhere in this quarterly report on Form 10-Q for additional information regarding such contractual obligations.

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

Assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity, a 100 basis point move in interest rates up or down from their June 30, 2014 levels would result in an increase or decrease in net asset value of $0.3 million or 0.98%.

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

Change in Internal Control over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

VII Peaks Co-Optivist Income BDC II, Inc.

Date: August 13, 2014	By	/s/ Gurpreet S. Chandhoke
Gurpreet S. Chandhoke
Chairman of the Board of Directors,
Chief Executive Officer and President
(Principal Executive Officer)

VII Peaks Co-Optivist Income BDC II, Inc.

Date: August 13, 2014	By	/s/ Cecilia Shea
Cecilia Shea
Chief Financial Officer,
Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

