Form 10-Q
period 2014-09-30
VII Peaks Co-Optivist Income BDC II, Inc.
filed 2014-11-13
CIK 1527385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding as of November 12, 2014 was 5,169,473.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2014

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share data)

(Unaudited)

	As of
	September 30, 2014	December 31, 2013 (1)
ASSETS
Investments, at fair value (amortized cost of $37,170 and $23,769)	$32,899	$23,154
Investments, money market at fair value (cost of $4,561 and $1,644)	4,561	1,644
Total investments, at fair value	$37,460	$24,798
Interest receivable	1,117	579
Prepaid expenses	28	8
Due from related party	98	1,354
Receivable for common stock purchased	676	974
Total assets	$39,379	$27,713

LIABILITIES
Payable for unsettled trades	$601	$104
Management fees payable	-	8
Accounts payable and accrued liabilities	406	129
Stockholder distributions payable	149	99
Total liabilities	$1,156	$340

NET ASSETS
Preferred stock, par value, $.001 per share, 50,000,000 authorized, none issued and outstanding	-	-
Common stock, par value, $.001 per share, 200,000,000 authorized; 4,909,423 and 3,151,376 shares issued and outstanding, respectively	5	3
Paid-in capital in excess of par value	45,339	28,651
Treasury stock at cost, 73,606 and 548 shares, respectively	(716)	(6)
Accumulated distribution in excess of net investment income and net realized gain on investments	(2,134)	(660)
Net unrealized depreciation on investments	(4,271)	(615)
Total net assets	38,223	27,373
Total liabilities and net assets	$39,379	$27,713

Net asset value per share	$7.79	$8.69

The accompanying notes are an integral part of these financial statements.

(1) Derived from the Company’s audited Financial Statements as of December 31, 2013.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended September 30,	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2014	2013	2014	2013
Investment income:
Interest from investments	$744	$456	$2,302	$1,101
Other income	-	-	103	1
Total investment income	744	456	2,405	1,102

Operating expenses:
Professional fees	67	111	203	300
Directors fees	10	12	37	32
Insurance	24	22	71	62
Management fees	193	128	527	291
Incentive fees	-	4	-	4
Administrative Services	89	46	229	130
General and administrative	99	55	479	102
Offering expense	127	124	252	319
Operating expenses before expense reimbursements	609	502	1,798	1,240
Expense reimbursement	-	(201)	-	(776)
Total operating expenses net of expense reimbursements	609	301	1,798	464

Net investment income	135	155	607	638

Realized and unrealized gain (loss) on investments:
Net realized gain from investments	28	47	114	137
Net unrealized appreciation (depreciation) on investments	(2,438)	135	(3,656)	14
Net realized and unrealized gain (loss) on investments	(2,410)	182	(3,542)	151

Net increase (decrease) in net assets resulting from operations	$(2,275)	$337	$(2,935)	$789

Per share information - basic and diluted:
Net investment income	$0.03	$0.06	$0.15	$0.34
Net increase (decrease) in net assets resulting from operations	$(0.52)	$0.14	$(0.74)	$0.42
Weighted average common shares outstanding	4,365,342	2,443,182	3,962,809	1,887,741

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share and per share data)

(Unaudited)

	For the Nine Months Ended September 30, 2014	For the Nine Months Ended September 30, 2013

Operations:
Net investment income	$607	$638
Net realized gain from investments	114	137
Net unrealized appreciation (depreciation) on investments	(3,656)	14
Net increase (decrease) in net assets from operations	(2,935)	789
Stockholder distributions:
Distributions from net investment income	(607)	(638)
Distributions from net realized gain on investments	(114)	(137)
Distributions from paid in capital	(1,473)	(373)
Net decrease in net assets from stockholder distributions	(2,194)	(1,148)
Capital share transactions:
Issuance of common stock, net of issuance costs	15,155	16,771
Reinvestment of stockholder distributions	783	480
Total investment contributions transferred in-kind	757	-
Treasury capital/redemptions	(716)	-
Net increase in net assets from capital share transactions	15,979	17,251

Total increase in net assets	10,850	16,892
Net assets at beginning of period	27,373	8,336
Net assets at end of period	$38,223	$25,228

Net asset value per common share	$7.79	$8.88
Common shares outstanding at end of period	4,909,423	2,842,231

Accumulated distribution in excess of net investment income and net realized gain on investments	$(2,134)	$(614)

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF CASH FLOWS

(in thousands, except share and per share data)

(Unaudited)

	For the Nine Months Ended September 30, 2014	For the Nine Months Ended September 30, 2013
Operating activities:
Net increase (decrease) in net assets from operations	$(2,935)	$789
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Paid in-kind interest income	(15)	-
Net accretion of discount on investments	(61)	(61)
Repayments of investments	10,775	7,117
Purchase of investments	(23,250)	(19,801)
Repayments of investments - money market	25,048	21,438
Purchase of investments - money market	(27,963)	(24,981)
Net realized gain from investments	(114)	(137)
Net unrealized depreciation on investments	3,656	(14)
(Increase) decrease in operating assets:
Interest receivable	(538)	(455)
Prepaid expenses	(20)	(8)
Due from related party	1,287	(776)
Receivable for common stock purchased	298	729
Increase (decrease) in operating liabilities:
Payable for unsettled trades	497	15
Management fees payable	(8)	32
Accounts payable and accrued liabilities	277	65
Net cash used in operating activities	(13,066)	(16,048)

Financing activities:
Proceeds from issuance of shares of common stock, net	15,155	16,771
Redemptions of common stock	7	-
Stockholder distributions	(1,380)	(723)
Treasury stock	(716)	-
Net cash provided by financing activities	13,066	16,048

Net increase in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

Supplemental non-cash information:
DRIP distribution payable	$56	$32
Cash distribution payable	$93	$56
DRIP distribution paid	$766	$480

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

SCHEDULE OF INVESTMENTS

(dollars in thousands)

September 30, 2014

(Unaudited)

Portfolio Company (a)	Industry	Investment Coupon Rate, Maturity Date	Principal	Amortized Cost	Fair Value	% of Net Assets
Senior Secured First Lien Debt - 15.1% (b)
Accuride Corp.	Consumer Goods: Durable	9.50%, 8/1/2018	$825	$835	$860	2.2%
APX Group, Inc.	Services: Consumer	6.375%, 12/1/2019	825	825	798	2.1%
Caesars Entertainment Operating Co., Inc.	Hotel, Gaming & Leisure	11.25%, 6/1/2017	860	757	668	1.7%
Cambrium Learning Group, Inc.	Services: Consumer	9.75%, 2/15/2017	1,375	1,394	1,334	3.5%
Endeavour International Corp. (e)	Energy: Oil & Gas	12.00%, 3/1/2018	525	551	375	1.0%
EuraMax International, Inc.	Metals & Mining	9.50%, 4/1/2016	1,350	1,346	1,316	3.5%
Toys R Us Property Co II LLC	Retail	8.50%, 12/1/2017	425	435	428	1.1%
Sub Total Senior Secured First Lien Debt			6,185	6,143	5,779	15.1%

Senior Secured Second Lien Debt - 12.6% (b)
Aspect Software, Inc.	Telecommunications	10.63%, 5/15/2017	$1,302	$1,324	$1,292	3.4%
Bon-ton Department Stores, Inc.	Retail	10.63%, 7/15/2017	40	41	40	0.1%
Claire's Stores, Inc.	Retail	8.88%, 3/15/2019	825	804	685	1.8%
Endeavour International Corp. (e)	Energy: Oil & Gas	12.00%, 6/1/2018	725	708	181	0.5%
Logan's Roadhouse, Inc.	Beverage, Food & Tobacco	10.75%, 10/15/2017	770	735	577	1.5%
Radiation Therapy Services, Inc.	Healthcare & Pharmaceuticals	8.88%, 1/15/2017	1,285	1,276	1,324	3.4%
Saratoga Resources, Inc.	Energy: Oil & Gas	12.50%, 7/1/2016	885	899	708	1.9%
Sub Total Senior Secured Second Lien Debt			5,832	5,787	4,807	12.6%

Senior Unsecured Debt - 39.9% (b)
APX Group, Inc.	Services: Consumer	8.75%, 12/1/2020	$575	$552	$523	1.4%
Armored Autogroup, Inc.	Consumer Goods: Durable	9.25%, 11/1/2018	1,250	1,247	1,281	3.3%
Caesar's Entertainment Corp.	Hotel, Gaming & Leisure	10.75%, 2/1/2016	495	470	173	0.5%
Cenveo Corp.	Services: Business	11.50%, 5/15/2017	545	530	549	1.4%
Clear Channel Communications	Media: Broadcasting & Subscription	10.00%, 1/15/2018	1,400	1,330	1,173	3.1%
Colt Defense LLC	Aerospace and Defense	8.75%, 11/15/2017	1,253	1,060	735	1.9%
DynCorp International Inc.	Aerospace and Defense	10.38%, 7/1/2017	1,135	1,149	979	2.6%
Education Management LLC	Services: Consumer	15.00%, 7/1/2018 (d)	870	889	870	2.3%
Gentiva Health Services, Inc.	Healthcare & Pharmaceuticals	11.50%, 9/1/2018	925	969	983	2.6%
Gymboree Corp.	Retail	9.13%, 12/1/2018	810	762	227	0.6%
Hutchinson Technology, Inc.	High Tech Industries	8.50%, 1/15/2026, puttable on 01/15/2015	858	818	826	2.2%
NII Capital Corp. (e)	Telecommunications	10.00%, 8/15/2016	960	921	274	0.7%
Nuverra Environmental Solutions, Inc.	Environmental Industries	9.88%, 4/15/2018	1,325	1,364	1,329	3.5%
QuickSilver Resources, Inc.	Energy: Oil & Gas	7.13%, 4/1/2016	890	858	360	0.9%
Seitel, Inc.	Energy: Oil & Gas	9.50%, 4/15/2019	825	845	887	2.3%
Sitel LLC / Sitel Finance Corp	Media: Advertising, Printing & Publishing	11.50%, 4/1/2018	1,300	1,289	1,235	3.2%
Suntech Power Holdings Company, Ltd. (c)	Environmental Industries	3.00%, 5/15/13	100	108	7	0.0%
Travelport LLC	Services: Consumer	11.38% cash; 2% PIK, 3/1/2016	344	321	344	0.9%
UCI International Inc	Automobile	8.63%, 2/15/2019	1,400	1,356	1,351	3.5%
Visant Corp.	Media: Advertising, Printing & Publishing	10.00%, 10/1/2017	1,275	1,237	1,138	3.0%
Sub Total Senior Unsecured Debt			18,535	18,075	15,244	39.9%

Senior Subordinated Debt -18.5% (b)
Affinion Group, Inc.	Media: Advertising, Printing & Publishing	13.50%, 8/15/2018	$816	$702	$759	2.0%
American Media, Inc.	Media: Advertising, Printing & Publishing	11.50%, 12/15/2017	995	1,046	1,050	2.7%
Central Garden and Pet Co.	Retail	8.25%, 3/1/2018	1,400	1,443	1,424	3.7%
Claires Stores, Inc	Retail	10.50%, 6/1/2017	715	711	687	1.8%
DJO Finance, LLC.	Healthcare & Pharmaceuticals	9.75%, 10/15/2017	1,265	1,316	1,284	3.4%
Ryerson Inc./Joseph T Ryerson & Son, Inc.	Metals & Mining	9.00%, 10/15/2017	490	510	517	1.4%
Toys R Us Inc.	Retail	10.38%, 8/15/2017	860	821	703	1.8%
Travelport LLC	Services: Consumer	11.88%, 9/1/2016	645	616	645	1.7%
Sub Total Senior Subordinated Debt			7,186	7,165	7,069	18.5%

Investments - Money Market -11.9%
Investments - U.S. Bank Money Market		0.03%	$4,561	4,561	4,561	11.9%
Sub Total Investments - Money Market				4,561	4,561	11.9%

TOTAL INVESTMENTS - 98.0% (b)				$41,731	$37,460	98.0%

(a) All of our investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, except for Caesar's Entertainment Corp. and Suntech Power Holdings Company, Ltd.

(b) Percentages are based on net assets of $38,223 as of September 30, 2014.

(c) Non-U.S. company. The principal place of business for Suntech Power Holdings Company, Ltd. Is China. Non-income producing as of September 30, 2014.

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

(e) Non-income producing as of September 30, 2014.

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

September 30, 2014

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

On August 9, 2011, we filed a registration statement on Form N-2 to sell up to 75,000,000 shares of common stock, $0.001 par value per share, at an initial public offering price of $10.00 per share. The registration statement was declared effective by the SEC on March 1, 2012. We commenced operations when we raised gross offering proceeds of over $1.0 million, all of which was from persons who were not affiliated with us or our manager by one year from the date the registration statement was declared effective by the SEC. Prior to the successful satisfaction of that condition, all subscription payments were placed in an account held by the escrow agent, UMB Bank, N.A., in trust for the benefit of our subscribers, pending release to us. We achieved the minimum offering requirement on July 10, 2012 and commenced operations on such date. As of September 30, 2014, we issued 5.0 million shares of common stock, including 0.2 million shares under our distribution reinvestment plan (“DRIP”) and 0.07 million shares redeemed under our tender offer. Gross proceeds from our common stock issuances total $50.0 million, including $1.5 million under our distribution reinvestment plan (“DRIP”) and $0.7 million in tender offer redemption shares.

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

New Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-11 "Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures." ASU No. 2014-11 makes limited changes to the accounting for repurchase agreements, clarifies when repurchase agreements and securities lending transactions should be accounted for as secured borrowings, and requires additional disclosures regarding these types of transactions. The guidance is effective for fiscal years beginning on or after December 15, 2014, and for interim periods within those fiscal years. Management is currently evaluating the impact these changes will have on the Fund's financial statement disclosures.

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

Revenue Recognition

We generate investment income in the form of interest and fees earned on senior secured loans, senior secured notes, subordinated debt, senior unsecured debt and collateralized securities in our portfolio. The level of income we receive is directly related to the collectible balance of income producing investments multiplied by the weighted average yield of our investments.

We record interest income on an accrual basis to the extent that we expect to collect such amounts. Coupon interest income is adjusted for amortization of premiums and accretion of discounts. For loans and debt securities with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance, we generally will not accrue PIK interest for accounting purposes if the portfolio company valuation indicates that such PIK interest is not collectible. We do not accrue as a receivable interest on loans and debt securities for accounting purposes if we have reason to doubt our ability to collect such interest. Original issue discounts, market discounts or premiums are accreted or amortized using the effective interest method as interest income. We record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, is recognized on an accrual basis to the extent that we expect to collect such amount.

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

The Manager paid in full the Due from Affiliate balance of $1.3 million the quarter ended June 30, 2014. Interest on the Due from Affiliate balance was also accrued in the amount of $0.1 million at the rate of 7.35% per annum.

Note 3. Valuation of Portfolio Investments

The investment portfolio is recorded on a trade date basis. The Fund determines the net asset value of its investment portfolio each quarter. Securities that are publicly-traded are valued at the reported closing price on the valuation date. Forty one of the forty two investments were valued using the closing market price at period end September 30, 2014. The exception was the investment in Education Management LLC, 15% Notes due July 1, 2018. The market did not have a sufficient amount of trades to use the quoted price for this position.

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

The following table presents fair value measurements of investments, by major class, as of September 30, 2014, according to the fair value hierarchy (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Investments – U.S. Bank money market	$4,561	$—	$—	$4,561
Senior Secured First Lien Debt	—	5,779	—	5,779
Senior Secured Second Lien Debt	—	4,807	—	4,807
Senior Unsecured Debt	—	14,374	870	15,244
Senior Subordinated Debt	—	7,069	—	7,069
Total	$4,561	$32,029	$870	$37,460

The following table presents fair value measurements of investments, by major class, as of December 31, 2013, according to the fair value hierarchy (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Investments – U.S. Bank money market	$1,644	$—	$—	$1,644
Senior Secured First Lien Debt	—	2,287	—	2,287
Senior Secured Second Lien Debt	—	5,290	—	5,290
Senior Unsecured Debt	—	8,375	—	8,375
Senior Subordinated Debt	—	7,202	—	7,202
Total	$1,644	$23,154	$—	$24,798

There was one transfer between levels for the period ending September 30, 2014, Education Management, LLC. 15%, 7/1/2018. There were no transfers between levels for the period ending December 31, 2013.

 During the year, the following were the transfers in or out of levels:

	Level 1	Level 2	Level 3	Total
Senior Unsecured Debt	$—	$(870)	$870	$—
Total	$—	$(870)	$870	$—

The following table presents additional information about Level 3 assets measured at fair value. Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the net unrealized gains and losses for assets within the Level 3 category may include changes in fair value that were attributable to both observable and unobservable inputs.

Changes in Level 3 assets measured at fair value for the quarter ended September 30, 2014 are as follows:

	Fair Value at June 30, 2014	Purchases (Sales and Settlement s)	Amortization and Accretion of Fixed Income Premiums and Discounts	Realized and Unrealized Gains (Losses)	Fair Value at September 30, 2014	Change in Unrealized Gains (Losses) for Investments held as of September 30, 2014
Senior Unsecured Debt	$435	$—	$36	$399	$870	$435
Total	$435	$—	$36	$399	$870	$435

Realized and unrealized gains and losses are included in net realized gain (loss) on investments and net change in unrealized gain (loss) on investments in the Statement of Operations. The change in unrealized losses for Level 3 investments still held as of September 30, 2014 of $435 is included in net change in net unrealized gain (loss) on investments in the Statement of Changes in Net Assets for the quarter ended September 30, 2014.

The following table provides quantitative information regarding Level 3 fair value measurements as of September 30, 2014 (dollars in thousands):

					Range
	Fair Value	Valuation Technique	Unobservable Input	Mean	Minimum	Maximum
Senior Unsecured Debt	$870	Liquidation value	Transaction Value	$1,143	$870	$1,416
Total	$870

The primary significant unobservable input used in the fair value measurement of the Company's debt securities (unsecured debt), is the fair value of the debt issuer's equity securities which will be exchanged with the notes. Significant increases (decreases) in the fair values of the issuer's equity securities would result in a significantly lower (higher) fair value measurement.

The composition of the Fund’s investments as of September 30, 2014, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Investments – U.S. Bank money market	$4,561	$4,561	12.2%
Senior Secured First Lien Debt	6,143	5,779	15.4
Senior Secured Second Lien Debt	5,787	4,807	12.8
Senior Unsecured Debt	18,075	15,244	40.7
Senior Subordinated Debt	7,165	7,069	18.9
Total	$41,731	$37,460	100.0%

The composition of the Fund’s investments as of December 31, 2013, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Investments – U.S. Bank money market	$1,644	$1,644	6.6%
Senior Secured First Lien Debt	2,295	2,287	9.2
Senior Secured Second Lien Debt	5,601	5,290	21.3
Senior Unsecured Debt	8,804	8,375	33.8
Senior Subordinated Debt	7,069	7,202	29.1
Total	$25,413	$24,798	100.0%

Note 4.  Related Party Transactions

Since August 20, 2013, the Fund has been managed by the Manager. Prior to August 20, 2013 the Fund was managed by VII Peaks-KBR BDC Advisor II, LLC which was wholly-owned by VII Peaks-KBR, LLC which was a joint venture between the Manager and KBR Capital Advisors, LLC (“KBR”).

Investment Advisory Agreement

The Fund has entered into an investment advisory agreement with the Manager to manage the Fund’s investment activities. Pursuant to the investment advisory agreement, the Manager implements the Fund’s business strategy on a day-to-day basis and performs certain services for us, subject to oversight by our board of directors. The Manager is responsible for, among other duties, determining investment criteria, sourcing, analyzing and executing investment transactions, asset sales, financings and performing asset management duties. Under the investment advisory agreement, the Manager is entitled to a base management and incentive fee as outlined in the investment advisory agreement with the Fund. The base management fee is 2% of net assets below $100 million; 1.75% of net assets between $100 million and $250 million; and 1.5% of net assets over $250 million. For the three and nine months ended September 30, 2014, the Fund incurred $0.2 million and $0.5 million of base management fees, respectively. For the three and nine months ended September 30, 2013, the Fund incurred $0.1 million and $0.3 million of base management fees, respectively.

The incentive fee has two parts. The first part, the subordinated incentive fee on income, is calculated and payable quarterly in arrears based upon the Fund’s “pre-incentive fee net investment income” for the immediately preceding quarter. The subordinated incentive fee on income is 20% of pre-incentive net investment income subject to a quarterly return to investors, expressed as a rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, of 2.0% (8.0% annualized). The second part of the incentive fee, the incentive fee on capital gains, is an incentive fee on capital gains earned on liquidated investments from the portfolio and is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement). This fee equals 20% of the Fund’s incentive fee capital gains, which will equal the Fund’s realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. For the three and nine months ended September 30, 2014 and 2013, the Fund did not incur any incentive fees related to net investment income or capital gains.

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

From time to time, the Fund has paid directly certain expenses that were classified as organization or offering expenses that should have been borne by the prior manager and for which the prior manager is obligated to reimburse the Fund. As of September 30, 2014 and December 31, 2013, the unreimbursed amount of organization and offering expenses was $43,000 and $0.1 million, respectively, which amount is included in “Due from related party” on the Fund’s balance sheet as of that date.

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

Our Manager paid in full the Due from Affiliate balance of $1.3 million in the prior quarter ending June 30, 2014. In addition, in the same period, we accrued $0.1 million of interest on such amount at the rate of 7.35% per annum.

Administration Agreement

  We also entered into an administration agreement with the Manager under which the Manager provides us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Under the administration agreement, our Manager also performs, or oversees the performance of, our required administrative services, which include, among other things, transfer agency and other service provider supervision and oversight, preparation and supervision of the financial records for which we are required to maintain for SEC reporting, stockholder reporting and our other needs, implementation and supervision of a robust compliance program and oversight and administration of the quarterly share repurchase program.

In addition, our Manager assists us in activities which include among other things, performance and supervision of investor relations, our Board of Director communication and reporting, determining and publishing our net asset value, overseeing the preparation and filing of our tax returns, the communication, printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and other events such as distributions, and the performance of administrative and professional services rendered to us by others.

Under the administration agreement, we are obligated to reimburse our Manager for our allocable portion of our Manager’s overhead cost incurred in performing its duties under the administration agreement, including rent, the fees and expenses associated with overseeing and performing the accounting and compliance functions, our allocable portion of the compensation of our chief financial officer, chief compliance officer, compliance program and any administrative support staff; however, to date, the cost of the chief financial officer, fund administration accounting, the chief compliance officer and compliance program are charged directly to us.

Under the administration agreement, our Manager will also provide on our behalf managerial assistance to portfolio companies that request such assistance. The amount of reimbursements to our Manager or services charged directly are captured in the Statement of Operations under “Administrative Services”. During the three and nine months ended September 30, 2014, the Fund reimbursed the Manager or was charged directly for $0.1 million and $0.2 million in administration expenses under the administration agreement, respectively. During the three and nine months ended September 30, 2013, the Fund reimbursed the Manager for $0.01 million and $0.02 million in administration expenses under the administration agreement, respectively.

Note 5.  Common Stock

Initially, the Manager purchased 111 and 22,222 shares of common stock on August 31, 2011 and December 31, 2011, respectively. These shares were purchased at a price of $9.00 per share, which represents the initial public offering (“IPO”) price of $10.00 per share, net of selling commissions and dealer manager fees.

On July 10, 2012, the Fund had raised sufficient proceeds to break escrow on its IPO and through September 30, 2014, the Fund has sold 4.9 million shares of common stock for gross proceeds of $49.2 million, including the purchases made by the Manager.

During the nine months ended September 30, 2014, the Fund sold 1,758,046 shares of common stock in its offering for net proceeds of $16.7 million, including shares issued under the distribution reinvestment plan (“DRIP”). The Manager sold its shares during the nine months ending September 30, 2014.

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

The following information sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets per share from operations for the three and nine months ended September 30, 2014 (dollars in thousands except share and per share amounts):

	For the three months ended September 30, 2014	For the three months ended September 30, 2013
Basic and diluted
Net increase (decrease) in net assets resulting from operations	$(2,275)	$337
Weighted average common shares outstanding	4,365,342	2,443,182
Net increase (decrease) in net assets resulting from operations per share	$(0.52)	$0.14

	For the nine months ended September 30, 2014	For the nine months ended September 30, 2013
Basic and diluted
Net increase (decrease) in net assets resulting from operations	$(2,935)	$789
Weighted average common shares outstanding	3,962,809	1,887,741
Net increase (decrease) in net assets resulting from operations per share	$(0.74)	$0.42

The Fund had no potentially dilutive securities as of September 30, 2014 or September 30, 2013, resulting in the same number of shares for basic and diluted.

Note 7. Tender Offer Program

We do not currently intend to list our shares on any securities exchange and do not expect a public market for them to develop in the foreseeable future. Therefore, shareholders should not expect to be able to sell their shares promptly or at a desired price. Beginning with fourth calendar quarter of 2013 and on a quarterly basis thereafter, we intend to offer to repurchase shares of our common stock at a price equal to 90% of our offering price on the date of repurchase. We currently intend to limit the number of shares to be repurchased during any calendar year to 20% of the weighted average number of shares outstanding in the prior calendar year, or 5.0% in each quarter, though the actual number of shares that we offer to repurchase may be less in light of the limitations noted above. We will offer to repurchase such shares on each date of repurchase at a price equal to 90% of our offering price. For the nine months ended September 30, 2014, the treasury shares were redeemed for $0.05 million less than the aggregate original purchase prices.

The following table reflects certain information regarding the tender offers that we have conducted to date:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percent of Shares Tendered that were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares ('000s)
December 13, 2013	December 12, 2013	548	100%	$9.135	$6
March 31, 2014	March 14, 2014	550	100%	$9.135	5
June 30, 2014	June 27, 2014	34,025	100%	$9.135	319
September 30, 2014	September 30, 2014	38,482	100%	$9.000	346

Our quarterly repurchases will be conducted on such terms as may be determined by our board of directors in its complete and absolute discretion unless, in the judgment of the independent directors of our board of directors, such repurchases would not be in the best interests of our stockholders or would violate applicable law. We will conduct such repurchase offers in accordance with the requirements of Rule 13e-4 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the 1940 Act. In months in which we repurchase shares, we will conduct repurchases on the same date that we hold our first semi-monthly closing for the sale of shares in this offering. Any offer to repurchase shares will be conducted solely through tender offer materials mailed to each stockholder.

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

As of September 30, 2014, the Fund has accrued $0.1 million in stockholder distributions that were unpaid. All amounts with record date in September 2014 and paid in October 2014 have been accrued in the September 30, 2014 financial statements. As of December 31, 2013, the Fund has accrued $0.1 million in stockholder distributions that were unpaid. All amounts with record dates in December 2013 and paid in January 2014 have been accrued in the December 31, 2013 financial statements.

The following tables reflect the distributions per share paid or payable in cash or with the distribution reinvestment plan (“DRIP”) on the Fund’s common stock to date (dollars in thousands except per share amounts), as well as the source of the distributions:

Source of Distribution by Cash vs. DRIP:

		Net Investment	Realized Gain From	Return of		Paid in
Period	Per Share	Income	Investments	Capital	Total	Cash	DRIP
July 12, 2012 - September 30, 2012	$0.183750	$32	$-	$18	$50	$34	$16
October 1, 2012 - December 31, 2012 *	0.260750	118	-	82	200	123	77
January 1, 2013 -March 31. 2013 *	0.262586	247	47	76	370	220	150
April 1, 2013 - June 30, 2013	0.186504	235	43	26	304	185	119
July 1, 2013 - September 30, 2013	0.186504	244	47	183	474	274	200
October 1, 2013 - December 31, 2013	0.186504	20	258	271	549	347	202
January 1, 2014 - March 31, 2014	0.186504	124	85	423	632	405	227
April 1, 2014 - June 30, 2014	0.186504	348	-	406	754	491	263
July 1, 2014 - September 30, 2014	0.184668	135	28	645	808	511	297
TOTAL	$1.824274	$1,503	$508	$2,130	$4,141	$2,590	$1,551

* Includes a special distribution of $0.077 per share.

The following table shows the percentage of our distributions which have been funded from net investment income, realized capital gains and paid in capital since the inception of operations:

Percentage of Distributions by Source:

		Net	Realized
		Investment	Gain From	Return of
Period	Per Share	Income	Investments	Capital
July 12, 2012 - September 30, 2012	$0.183750	64%	0%	36%
October 1, 2012 - December 31, 2012	0.260750	59%	0%	41%
January 1, 2013 -March 31. 2013	0.262586	67%	13%	20%
April 1, 2013 - June 30, 2013	0.186504	77%	14%	9%
July 1, 2013 - September 30, 2013	0.186504	51%	10%	39%
October 1, 2013 - December 31, 2013	0.186504	4%	47%	49%
January 1, 2014 - March 31, 2014	0.186504	20%	13%	67%
April 1, 2014 - June 30, 2014	0.186504	46%	0%	54%
July 1, 2014 - September 30, 2014	0.184668	17%	3%	80%
TOTAL	$1.824274

The following table reflects the sources of the distributions on a tax basis that the Company has paid on its common stock (dollars in thousands) during the fiscal years ended December 31, 2012 and 2013, and the nine months ended September 30, 2014:

	Nine months ended		Year ended		Year ended
Source of Distributions:	September 30, 2014		December 31, 2013		December 31, 2012
Distributions from Net investment income	$607	27.7%	$746	44.0%	$150	60.0%
Distributions from Realized Gains	114	5.2%	395	23.3%	-	0.0%
Distributions from Paid In Capital	1,473	67.1%	556	32.7%	100	40.0%
TOTAL	$2,194	100.0%	$1,697	100.0%	$250	100.0%

There were no distributions paid with borrowings, non-capital gain proceeds from sale of assets, distribution on account of preferred and common equity or expense reimbursement from sponsor.

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

Note 9.  Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2014 and 2013:

	For the nine months ended September 30, 2014	For the nine months ended September 30, 2013
Per share data:
Net asset value, beginning of period	$8.69	$8.77

Results of operations (1)
Net investment income	0.15	0.34
Net realized gain on investments	0.03	0.07
Net unrealized loss on investments	(0.92)	0.01
Net increase (decrease) in net assets resulting from operations	(0.74)	0.42

Stockholder distributions (2)
Distributions from net investment income	(0.15)	(0.34)
Distributions from realized gains	(0.03)	(0.07)
Distributions from capital	(0.37)	(0.20)
Net decrease in net assets resulting from stockholder distributions	(0.55)	(0.61)

Capital share transactions
Impact from issuance of common stock (3)	0.40	0.30
Net increase in net assets resulting from capital share transactions	0.40	0.30
Net asset value, end of period	$7.79	$8.88
Shares outstanding at end of period	4,909,423	2,842,231
Total return (5)	(4.96)%	7.76%
Ratio/Supplemental data:
Net assets, end of period (in thousands)	$38,223	$25,228
Average net assets (in thousands)	$33,274	$16,600
Ratio of net investment income to average net assets (4)(7)	2.44%	5.13%
Ratio of operating expenses to average net assets (4)(7)	7.22%	9.99%
Ratio of incentive fees to average net assets (7)	-%	0.03%
Ratio of expenses reimbursed to average net assets (7)	-%	6.25%
Portfolio turnover ratio (6)	37.10%	55.10%

(1)	The per share amounts were derived by using the weighted average shares outstanding during the period. There was no expense waiver and reimbursement for the nine months ended September 30, 2014. Net investment income per share excluding the expense reimbursements would have been
$0.01 for the nine months ended September 30, 2013.
(2)	The per share data for distributions reflects the actual amount of distributions declared per share during the period.
(3)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Fund's continuous offering.
(4)	The ratios are after giving effect to amounts reimbursed by the Manager under an expense reimbursement agreement. See “Note 4 – Related Party Transactions.” For the nine months ended September 30, 2014 there was no expense waiver and reimbursement. For the nine months ended September 30, 2013, excluding the expense reimbursement, the ratio of net investment income and operating expenses to average net assets would have been (1.11%) and 9.99%, respectively.
(5)	Total return is calculated assuming a purchase of shares at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. For the nine months ended September 30, 2014 there was no expense reimbursement. The total return based on net asset value for the nine months ended September 30, 2013, includes the effect of the expense reimbursement which added 4.67% to the return.
(6)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or purchases over the average of the invested assets at fair value. Not annualized.
(7)	Ratios are annualized based on average net assets using current and prior 3 quarters net assets.

Note 10.  Subsequent Events

Management of the Fund has evaluated subsequent events in the preparation of the Fund’s financial statements and has determined that no events require recognition or disclosure in the financial statements except for the following:

From October 1, 2014 to November 12, 2014, the Fund issued 260,000 shares of common stock for gross proceeds of $2.6 million. With the proceeds from the continuous offering, the fund purchased a total of 7 investments for $3.1 million in cash.

On September 2, 2014, the Fund was informed by Endeavour International Corporation (NYSE: ENDV) , the “company”, that it had decided not to pay the coupon interest due on the 12% First Priority Notes, 3-1-2018 and 12% Second Priority Notes, 6-1-2018. At September 30, 2014, the Fund held $0.5 million principal amount of 12% First Priority Notes with an amortized cost of $0.6 million, and $0.7 million in 12% Second Priority Notes with an amortized cost of $0.7 million. Under the terms of the indentures, there was a thirty day grace period during which the company had the right to make the interest payment and cure any potential event of default for non-payment. Because the interest payments were not made during the grace period, an event of default occurred.

On October 10, 2014, the company announced its restructuring agreement for the notes. In connection therewith, the company and certain of its subsidiaries filed a voluntary petition for relief under Chapter 11 of the Bankruptcy code. Pursuant to the agreement, the company’s debt will be reduced by 43%. In consideration for the cancellation of debt, the Fund will receive 9.75% new notes for its 12% First Priority Notes and new 3.5% convertible preferred shares for its 12% First Priority Notes and 12% Second Priority Notes.

On October 20, 2014, the Fund accepted the voluntary corporate action exchange for the Education Management LLC 15.00%, 7/1/2018 multi coupon notes offered at par. Of the options offered, the Fund chose the exchange in preferred shares and warrants for the full 869,582 par value.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying financial statements of VII Peaks Co-Optivist Income BDC II, Inc., and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to VII Peaks Co-Optivist Income BDC II, Inc., a Maryland corporation and, as required by context to VII Peaks Capital, LLC (the “Manager”), which serves as our investment adviser and administrator. We are externally managed by our Manager.

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

Our Manager has an investment committee that is responsible for reviewing, discussing and approving each investment opportunity we seek to pursue. Our investment committee meets routinely to discuss new and existing opportunities and developments on current investments. Our investment committee currently is led by Mr. Chandhoke, our Chief Executive Officer, with Stephen F. Shea, a Managing Partner of VII Peaks Capital, LLC, and Bhavin Shah, Investment Committee Member, VII Peaks Capital, LLC.

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

Valuation of Portfolio Investments

The investment portfolio is recorded on a trade date basis. We determine the net asset value of our investment portfolio each quarter. Securities that are publicly-traded are valued at the reported closing price on the valuation date. Forty one of the forty two investments were valued using the closing market price at period end September 30, 2014. The exception was the investment in Education Management LLC, 15%, July 1, 2018. The market did not have a sufficient amount of trades to use the quoted price for this position.

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

Revenue Recognition

We generate investment income in the form of interest and fees earned on senior secured loans, senior secured notes, subordinated debt, senior unsecured debt and collateralized securities in our portfolio. The level of income we receive is directly related to the balance of collectible income producing investments multiplied by the weighted average yield of our investments. Coupon interest income is adjusted for the amortization of premiums and accretion of discounts. We record interest income on an accrual basis to the extent that we expect to collect such amounts.

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

Our total interest income was $0.7 million and $2.3 million for the three and nine months ended September 30, 2014, as compared to $0.5 million and $1.1 million for the three and nine months ended September 30, 2013, respectively. The increase is due to a larger note portfolio earning interest in 2014 as compared to 2013. At September 30, 2014, the weighted average coupon yield was 10.3%, as compared to 11.1% as of September 30, 2013. For the quarter ending September 30, 2014, four of the investments in the portfolio did not accrue interest as the issuers were in default of the coupon payment for more than the thirty day grace period. These four are Suntech Power Holdings Company, Ltd., 3%, 5/15/13, NII Capital Corp, 10%, 8/15/16, Endeavor International Corporation, 12%, 3/1/18 and Endeavor International Corporation 12%, 6/1/18.

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

During the nine months ended September 30, 2014, our Manager paid in full the Due from Affiliate balance of $1.3 million.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

We measure net realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. Consistent with the high yield bond market, the portfolio experienced a fair value reduction, with a net unrealized depreciation on investments of $2.4 million for the three months ending September 30, 2014, and $3.7 million for the nine months ending September 30, 2014.

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

Portfolio and Investment Activity

During the nine months ended September 30, 2014, we made $23.3 million of investments in new portfolio companies and had $10.8 million in aggregate amount of exits and repayments, resulting in net investments of $12.5 million for the period. During the nine months ended September 30, 2013, we made $19.8 million of investments in new portfolio companies and had $7.1 million in aggregate amount of exits and repayments, resulting in net investments of $12.7 million for the period. As of September 30, 2014, we had one portfolio investment in default with a fair value of $0.01 million which represented 0.02% of our portfolio.

As of September 30, 2014, we have invested an aggregate of approximately $36.2 million in 42 investment positions in 35 portfolio companies. At September 30, 2014, the fair value of our investment positions was $34 million (excluding cash and including the accrued interest of $1.1 million). As of such date, our estimated gross annual portfolio current yield was 10.29% and gross annual portfolio yield to maturity was 10.52% based on the purchase price of our investments. The average duration of our portfolio was approximately 2.60 years. As of September 30, 2014, we have exited 22 portfolio companies in full and 8 partially for aggregate sales proceeds of $24.0 million. As of September 30, 2014, we had one portfolio investment in default of payment of its par value at maturity date with a fair value of $7,250 which represented 0.02% of our portfolio. As of September 30, 2014, in addition to the investment in maturity date default, three additional investments had not paid coupon interest as due beyond the thirty day grace period. These investments were placed in a nonaccrual status.

The following table presents our portfolio composition based on fair value as of September 30, 2014:

	As of September 30, 2014
	Percentage of Total Portfolio	Weighted Average Current Coupon Yield
Investments – U.S. Bank money market	12.2%	-%
Senior Secured First Lien Debt	15.4	9.5
Senior Secured Second Lien Debt	12.8	10.5
Senior Unsecured Debt	40.7	10.0
Senior Subordinated Debt	18.9	10.4
Total	100.0%	9.0%

 As of September 30, 2014, our investment portfolio had a yield to maturity of 10.82%, and an average duration of 2.61 years.

The following table presents our portfolio composition based on fair value as of December 31, 2013:

	As of December 31, 2013
	Percentage of Total Portfolio	Weighted Average Current Coupon Yield
Investments – U.S. Bank money market	6.6%	-%
Senior Secured First Lien Debt	9.2	10.2
Senior Secured Second Lien Debt	21.3	10.8
Senior Unsecured Debt	33.8	10.4
Senior Subordinated Debt	29.1	11.1
Total	100.0%	10.7%

 As of December 31, 2013, our investment portfolio had a yield to maturity of 11.16%, and an average duration of 2.36 years.

The following table shows the portfolio composition by industry grouping at fair value as of September 30, 2014 (dollars in thousands):

	As of September 30, 2014
	Investments at Fair Value	Percentage of Total Portfolio
Investments - Money Market	$4,561	12.2%
Services: Consumer	4,514	12.1
Retail	4,194	11.2
Media: Advertising, Printing & Publishing	4,182	11.2
Healthcare and Pharmaceuticals	3,590	9.6
Energy: Oil & Gas	2,512	6.7
Consumer Goods: Durable	2,141	5.7
Metals & Mining	1,833	4.9
Aerospace and Defense	1,713	4.6
Telecommunications	1,566	4.2
Automobile	1,351	3.6
Environmental Industries	1,336	3.6
Media: Broadcasting & Subscription	1,173	3.1
Hotel, Gaming & Leisure	841	2.2
High Tech Industries	826	2.2
Beverage, Food & Tobacco	578	1.5
Services: Business	549	1.4
Total	$37,460	100.0%

The following table shows the portfolio composition by industry grouping at fair value as of December 31, 2013 (dollars in thousands):

	As of December 31, 2013
	Investments at Fair Value	Percentage of Total Portfolio
Healthcare & Pharmaceuticals	$3,160	12.7%
Services: Business	3,015	12.2
Aerospace and Defense	2,616	10.6
Energy: Oil & Gas	2,604	10.5
Telecommunications	2,289	9.2
Investments – Money Market	1,644	6.6
Media: Advertising, Printing & Publishing	1,541	6.2
Services: Consumer	1,282	5.2
Metals & Mining	1,222	4.9
High Tech Industries	1,158	4.7
Banking, Finance, Insurance & Real Estate	1,069	4.3
Retail	968	3.9
Media: Broadcasting & Subscription	875	3.5
Hotel, Gaming & Leisure	790	3.2
Beverage, Food & Tobacco	557	2.2
Environmental Industries	8	0.1
Total	$24,798	100.0%

Our fair value of total investments was $37.5 million as of September 30, 2014 as compared to $24.8 million as of December 31, 2013. The portfolio increase in the three and nine months ending September 30, 2014 is mainly due to invested proceeds from continuous investor closings. The additional proceeds from investor closings in the three and nine months ending September 30, 2014 also led to further portfolio diversification by industry, as compared to diversification as of December 31, 2013.

Results of Operations

The results of operations are based on revenue less expenses, adjusted for the impact of the realized gain/loss and change in unrealized gain/loss on our investment portfolio. To the extent that it is expected to be received, revenue is recognized on an accrual basis. Income is earned as coupon interest adjusted for the amortization of premiums and accretion of discounts is recognized on the high-yield investments. Expenses include professional services, management fees, administrative services, organizational and offering costs and other general and administrative. Realized gains/losses are from investments sold or called at an advantageous price. The unrealized gain/loss is the change in the market price on investments in the portfolio at period end, subject to significant fluctuation.

Operating results for the three and nine months ended September 30, 2014 and 2013 are as follows (dollars in thousands):

	For the three months ended September 30, 2014	For the three months ended September 30, 2013
Total investment income	$744	$456
Total expenses, net	609	301
Net investment income	135	155
Net realized gains	28	47
Net unrealized depreciation	(2,438)	135
Net increase (decrease) in net assets resulting from operations	$(2,275)	$337

	For the nine months ended September 30, 2014	For the nine months ended September 30, 2013
Total investment income	$2,405	$1,102
Total expenses, net	1,798	464
Net investment income	607	638
Net realized gains	114	137
Net unrealized depreciation	(3,656)	14
Net increase (decrease) in net assets resulting from operations	$(2,935)	$789

Revenues

We generated investment income of $0.7 million and $2.4 million for the three and nine months ended September 30, 2014, as compared to $0.5 million and $1.1 million for the three and nine months ended September 30, 2013. The nine months ended September 30, 2014 included a non-recurring interest receivable in Other Income of $0.1 million. The interest resulted from the Due from Affiliate balance of $1.3 million that was paid in full in during the nine months ended September 30, 2014.

Interest from investments is in the form of interest and fees earned on senior secured loans, senior secured notes, subordinated debt, senior unsecured debt and collateralized securities in our portfolio. The level of income we receive is directly related to the balance of collectible income producing investments multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases. The average balance of the September 30, 2014 note portfolio was significantly higher than the September 30, 2013 balance, resulting in the increase in interest income. For the quarter ending September 30, 2014, four of the investments in our portfolio were on nonaccrual status as a result of the issuers being in default of the coupon payment for more than the thirty day grace period. These four are Suntech Power Holdings Company, Ltd., 3%, 5/15/13; NII Capital Corp, 10%, 8/15/16; Endeavor International Corporation, 12%, 3/1/18; and Endeavor International Corporation 12%, 6/1/18.

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

Expenses

The composition of our operating expenses for the three and nine months ended September 30, 2014 and September 30, 2013 was as follows (dollars in thousands):

	For the three months ended September 30, 2014	For the three months ended September 30, 2013
Professional fees	$67	$111
Director fees	10	12
Insurance	24	22
Management fees	193	128
Incentive fees	—	4
Administrative services	89	46
General and administrative expenses	99	55
Offering expense	127	124
Operating expenses before expense reimbursements	609	502
Expense reimbursement	—	(201)
Total operating expenses net of expense waivers and reimbursements	$609	$301

	For the nine months ended September 30, 2014	For the nine months ended September 30, 2013
Professional fees	$203	$300
Director fees	37	32
Insurance	71	62
Management fees	527	291
Incentive fees	—	4
Administrative services	229	130
General and administrative expenses	479	102
Offering expense	252	319
Operating expenses before expense reimbursements	1,798	1,240
Expense reimbursement	—	(776)
Total operating expenses net of expense waivers and reimbursements	$1,798	$464

For the nine months ended September 30, 2014 and September 30, 2013, our operating expenses before expense reimbursement were $1.8 million and $1.2 million, respectively. The rise in expenses for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 was due to higher management fees, administrative services, offering expense and general and administrative in 2014, offset with a reduction in professional fees. Larger assets under management led to the growth in management fees, and an increase in transfer agent expense, captured in the general and administrative category. Travel was also a component of the increase in 2014, as compared to the same period in 2013, as part of general and administrative expense above. Administrative services include the costs outlined in the Administration Agreement, with more allocation and direct charges in 2014 than 2013. The amount of offering costs is directly related to the gross offering price of shares sold in the period. Professional fees were lower in 2014, as less legal and audit support was needed.

Expense Reimbursement

We entered into an expense reimbursement agreement with our prior manager under which the prior manager agreed to reimburse us for all U.S. GAAP compliant expenses recognized on our quarterly financial statements for 2012, retroactive to the date of formation on August 3, 2011. In 2013, the expense reimbursement agreement was modified to exclude management fees and incentive fees payable to the Manager effective as of January 1, 2013. We recognized a receivable on our books for the amount due from the prior manager under the expense reimbursement agreement, and the prior manager recognized a liability on its books in the same amount. Our prior manager was obligated to reimburse us for $0.8 million in the nine months ended September 30, 2013.

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

During the nine months ended September 30, 2014, our Manager paid in full the Due from Affiliate balance of $1.3 million. In addition, during the nine months ended September 30, 2014, we accrued $0.1 million of interest on such amount at the rate of 7.35% per annum.

Net Investment Income

Our net investment income totaled $0.1 million and $0.6 million for the three and nine months ended September 30, 2014, respectively. The balance of our net investment income was attributable to investment income less operating expenses for the period. For the three and nine months ended September 30, 2014, total investment income was $0.7 million and $2.4 million, respectively. For the nine months ended September 30, 2014, the Total Investment Income includes $0.1 million of nonrecurring interest, captured in other income.

Our net investment income totaled $0.2 million and $0.6 million for the three and nine months ended September 30, 2013, respectively. Of our net investment income, $0.2 million and $0.8 million for the three and nine months ended September 30, 2013, respectively, was attributable to expense reimbursements by our prior manager, and the balance was attributable to investment income less operating expenses for the period. For the three and nine months ended September 30, 2013, total investment income was $0.5 million and $1.1 million, respectively.

The increase in net investment income in the three months ending September 30, 2014 as compared to the three months ending September 30, 2013 is due to a higher earning asset average balance in the investment portfolio. For the three and nine months ended September 30, 2014, total expenses before expense reimbursements were $0.6 million and $1.8 million, respectively. For the three and nine months ended September 30, 2013, total expenses before expense reimbursements were $0.5 million and $1.2 million, respectively.

Net Realized Gains or Losses from Investments

For the three and nine months ended September 30, 2014, we had $3.5 million and $10.8 million of sales and principal repayments, resulting in $0.03 million and $0.1 million of realized gains, respectively. For the three and nine months ended September 30, 2013, we had $1.0 million and $7.0 million of sales and principal repayments, resulting in $0.05 million and $0.1 million of realized gains.

Net Change in Unrealized Appreciation or Depreciation on Investments

For the three and nine months ended September 30, 2014, we had $2.4 million and $3.7 million of unrealized depreciation, respectively. For the three and nine months ended September 30, 2013, we had $0.1 million and $0.01 million of unrealized depreciation. The increase in unrealized depreciation during fiscal 2014 was due to two main factors. First, the high yield corporate bond market declined overall due to a variety of macro factors, including the announcement of the end of Quantitative Easing by the Federal Reserve, concerns about the Chinese and European economies, and worries about the economic effect of various global conflicts, particularly in Ukraine and the Middle East. For example, the BofA Merrill Lynch U.S. High Yield Master II Index total return declined 3.34% and 0.93% (including interest and dividends on securities) during the three and nine months ending September 30, 2014, respectively.

In addition, we encountered greater than average declines in certain positions that were caused by conditions unique to the company or industry. In particular, we had a number of positions that either initiated a restructuring of their indebtedness (either in Chapter 11 bankruptcy or prepackaged bankruptcy) or announced that they were considering a restructuring. Such announcements generally reduce liquidity in the secondary market creating greater mispricing in underlying bonds. Until the bankruptcy or other restructuring process is complete, it becomes difficult to ascertain whether some of these positions will result in loss of principal or full recovery of principal given their position in the capital structure of the issuer and the underlying asset values. Generally, we expect much higher recoveries or full payment for senior secured first lien type bonds, as compared to senior secured second-lien or unsecured bonds for defaulted bonds.

Changes in Net Assets from Operations

For the three and nine months ended September 30, 2014, we recorded a net decrease in net assets resulting from operations of $2.3 million and $2.9 million, respectively. This decrease is due to the reduction in fair value of our investment portfolio. Consistent with the high yield bond market, the portfolio experienced a market value reduction, with a net unrealized depreciation on investments of $2.4 million for the three months ending September 30, 2014, and $3.6 million for the nine months ending September 30, 2014. Based on 4,365,342 and 3,962,809 weighted average common shares outstanding for the three and nine months ended September 30, 2014, respectively, our per share net decrease in net assets resulting from operations was $0.52 and $0.74, respectively.

Liquidity and Capital Resources

We generate cash primarily from the net proceeds of our ongoing continuous public offering and from cash flows from interest and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. On July 10, 2012, we satisfied our minimum offering requirement of raising gross offering proceeds in excess of $1.0 million from persons who are not affiliated with us or our Manager, and commenced operations. As of September 30, 2014, we issued 5.0 million shares of common stock, including 0.2 million shares under our distribution reinvestment plan (“DRIP”) and 0.07 million shares redeemed under our tender offer, Gross proceeds from our issuance total $50.0 million, including $1.5 million under our distribution reinvestment plan (“DRIP”) and $0.7 in tender offer redemption shares.

We currently sell our shares on a continuous basis. In the three months ending September 30, 2014, we reduced our current offering price from $10.15 to $10.00. To the extent that our net asset value per share increases, we will sell at a price necessary to ensure that our shares are not sold at a price, after deduction of selling commissions and dealer manager fees, that is below our net asset value per share.

Prior to investing in debt securities, we invest the net proceeds from our continuous offering primarily in money market funds that invest in U.S. government securities and high-quality debt instruments maturing in one year or less from the time of investment. As of September 30, 2014 and December 31, 2013, we had $4.6 million and $1.6 million, respectively, invested in money market investments pending investment in debt instruments.

For the nine months ended September 30, 2014, we experienced a net increase in money market investments of $3.0 million. For the nine months ended September 30, 2014, approximately $13.1 million was generated from our financing activities, which primarily consisted of $15.2 million in net offering proceeds received, offset by $1.4 million in distributions. We used approximately $13.1 million of cash in our operating activities. Also, we received proceeds from the sale of, repayment of and principal payments on portfolio debt investments of $10.8 million, offset by the purchase of new portfolio debt investments of $23.2 million.

We do not expect to borrow funds during the following four quarters to make investments. In the future, however, if the market for debt financing presents attractively priced debt financing opportunities, or if our board of directors determines that leveraging our portfolio would be in our best interests and the best interests of our shareholders, we may decide to borrow funds to make investments. We do not currently anticipate issuing any preferred shares.

Distributions

When we commenced operations, we initiated a policy of declaring semi-monthly distributions at an annual distribution rate of 7.35% per annum of our offering price. We have authorized, declared and paid distributions to our shareholders at that rate on a semi-monthly basis since July 2012. Our distributions historically have not been based on our investment performance. Prior to September 30, 2013, our distributions were supported by our Manager in the form of operating expense support payments to us, and a portion of our distributions constituted a return of capital. Since September 30, 2013, we have not had an expense support agreement with our Manager and as a result a greater portion of our distributions have constituted a return of capital. A return of capital generally is a return of your investment rather than a return of earnings or gains derived from our investment activities.

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

Distribution Reinvestment Plan

We have adopted an “opt-in” distribution reinvestment plan (“DRIP”) pursuant to which shareholders may elect to have the full amount of their cash distributions reinvested in additional shares of our common stock. If shareholders wish to receive their distribution in cash, no action will be required on their part to do so. There will be no selling commissions, dealer manager fees or other sales charges to shareholders, if they elect to participate in the DRIP. We will pay the plan administrator’s fees under the plan. Shareholders distribution amount will purchase shares at 95% of the price that the shares are offered pursuant to the effective registration statement of the public offering. Shares issued pursuant to our DRIP will have the same voting rights as our shares of common stock offered pursuant to our prospectus.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, and experienced a substantial unrealized depreciation in our portfolio values for the period ending September 30, 2014. We are also subject to interest rate and other market risks. Any investments we make that are denominated in a foreign currency will be subject to risks associated with changes in currency exchange rates. These risks include the possibility of significant fluctuations in the foreign currency markets, the imposition or modification of foreign exchange controls and potential illiquidity in the secondary market. These risks will vary depending upon the currency or currencies involved.

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

Assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity, a 100 basis point move in interest rates up or down from their September 30, 2014 levels would result in an increase or decrease in net asset value of $0.4 million or 0.99%.

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

Change in Internal Control over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

VII Peaks Co-Optivist Income BDC II, Inc.

Date: November 13, 2014	By	/s/ Gurpreet S. Chandhoke
Gurpreet S. Chandhoke
Chairman of the Board of Directors,
Chief Executive Officer and President
(Principal Executive Officer)

VII Peaks Co-Optivist Income BDC II, Inc.

Date: November 13, 2014	By	/s/ Cecilia Shea
Cecilia Shea
Chief Financial Officer,
Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

