Form 10-K
period 2014-12-31
VII Peaks Co-Optivist Income BDC II, Inc.
filed 2015-03-05
CIK 1527385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

There is no established market for the Registrant’s shares of common stock. The Registrant is currently conducting an ongoing public offering of its shares of common stock pursuant to a Registration Statement on Form N-2 (File No. 333-166636), which shares are being sold at $9.75 per share as of December 31, 2014, with discounts available for certain categories of purchasers, or at a price necessary to ensure that shares are not sold at a price below net asset value per share.

The number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding as of March 4, 2015 was 5,856,097.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

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

Forward-looking statements contained in this Annual Report are subject to a number of risks and uncertainties, some of which are beyond our control, including statements as to:

•	our ability to invest in discounted corporate debt and equity-linked debt securities of our target companies;
•	our ability to successfully employ our Co-OptivistTM approach in executing our investment strategy;
•	a limited pool of prospective target businesses;
•	our ability to pay distributions on our shares of common stock;
•	an economic downturn which could impair our target companies’ abilities to continue to operate, which could lead to the loss of some or all of our assets;
•	changes in general economic or business conditions or economic or demographic trends in the United States; and
•	the risks, uncertainties and other factors we identify in “Risk Factors” and elsewhere in this annual report.

Our actual results, performance, prospects or opportunities could differ materially from those expressed in or implied by our forward-looking statements. A description of some of the risks that could cause our actual results to differ appears under the section “Risk Factors” and elsewhere in this prospectus. Additional risks of which we are not currently aware or which we currently deem immaterial could also cause our actual results to differ.

In light of these risks, uncertainties and assumptions, you should not place undue reliance on any forward-looking statements. These forward-looking statements are made as of the date of this prospectus. We undertake no obligation to publicly update or revise any forward-looking statements after the date of this prospectus, whether as a result of new information, future events or otherwise, except as required by law.

Forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Forward-looking statements speak only as of the date they are made, and we assume no duty to and do not undertake to update forward-looking statements. These forward-looking statements contained in this prospectus do not meet the safe harbor for forward-looking statements pursuant to Section 27A of the Securities Act. Actual results could differ materially from those anticipated in forward-looking statements and future results could differ materially from historical performance.

2

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2014

Part I

Except as otherwise specified in this annual report on Form 10-K (“Annual Report”), the terms:

•	“we”, “us”, “our” and the “Fund” refer to VII Peaks Co-OptivistTM Income BDC II, Inc., a Maryland Corporation.

ITEM 1. BUSINESS

General

We are a specialty finance company incorporated in Maryland on August 3, 2011. We are an externally managed, non-diversified closed-end management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940, as amended, or (the “1940 Act”).

We are managed by VII Peaks Capital, LLC, or (the “Manager”), which is registered as an investment adviser with the Securities and Exchange Commission, or (the “SEC”). We have elected to be treated for federal income tax purposes, and as a regulated investment company, or (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”).

On August 9, 2011, we filed a registration statement on Form N-2 to sell up to 75,000,000 shares of common stock, $0.001 par value per share, at an initial public offering price of $10.00 per share. The registration statement was declared effective by the SEC on March 1, 2012. We achieved the minimum offering requirement on July 10, 2012 and commenced operations on such date. As of December 31, 2014, we issued 5.5 million shares of common stock for gross proceeds of $55.5 million, including $1.9 million under our distribution reinvestment plan (“DRIP”). As of March 4, 2015, the public offering price of our common stock was $9.75 per share.

We invest in discounted corporate debt and equity-linked debt securities of public and private companies that trade on the secondary loan market for institutional investors and provide distributions to investors. The debt is generally high-yield and non-investment grade. At the same time, we actively work with the target company’s management to restructure the underlying securities and improve the liquidity position of the target company’s balance sheet. We employ a proprietary “Co-Optivist” TM approach (“cooperative activism”, Co-OptivistTM is a registered trademark of VII Peaks Capital, LLC, or (“VII Peaks”), and is being used with their permission) in executing our investment strategy, which entails proactively engaging the target company management on average 24 months prior to a redemption event (typically a put or maturity event) to create an opportunity for growth in the investments.

Our investment objectives are to generate current income and capital appreciation. We meet our investment objectives by: (i) realizing income and capital appreciation through the acquisition, management and orderly liquidation of corporate debt securities, (ii) making distributions of available distributable cash to our shareholders, and (iii) preserving the capital investments of our shareholders. There can be no assurance that any of these objectives be achieved.

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

We make investments in target companies that meet our investment criteria. The size of an individual investment will vary based on numerous factors. However, assuming we raise the maximum offering amount of $750 million we expect to hold at least 50 investments, and we anticipate that the minimum investment size will be approximately $250,000. We do not anticipate being heavily invested in any one industry, and generally, we do not expect to invest in more than two different classes of debt of the same target company. We invest in debt and equity-linked debt of a target company with a minimum enterprise value of $200 million and whose debt and equity-linked debt is actively traded in the secondary loan market. Our portfolio is predominantly composed of fixed-rate high-yield and equity-linked corporate debt securities. However, we may also purchase senior secured corporate debt securities which may have variable interest rates. We currently anticipate that the portion of our portfolio composed of variable rate corporate debt securities, if any, will not exceed 20%, but we may increase that to 33% of our aggregate portfolio at the time of any purchase depending on market opportunities.

Between 2001 and 2008, corporate debt levels and the supply of leverage offered by banks began a steady increase. Since then, corporate debt has continued to increase, with the financing sources less available. We believe a significant amount of this debt will be subject to a redemption event prior to 2021. Many of the companies that have outstanding issues of such debt have not been able to proactively refinance, creating a “refinancing wall” that we believe will create a liquidity shortfall for many issuers. The value of the debt securities of these companies as reflected in prices quoted in the secondary loan market, may be at a significant discount to par, and represent a premium yield to maturity reflective of these liquidity concerns, creating the opportunity for us to identify and invest in the debt securities of select companies at attractive current market valuations. We believe that our Co-Optivist TM approach can help our target companies achieve results that are beneficial to the long-term value of their businesses, which will in turn, result in capital gains through capital appreciation, or the exchange of invested securities into a current security or cash at a premium to its acquisition price. Our principals collectively have experience in principal investing, debt securities and general capital markets, and we believe we are well-positioned to capitalize on these opportunities.

Our offering is intended to provide shareholders with a low minimum investment amount and limited liquidity of their shares of common stock. While our primary objective is to seek a restructuring of the debt securities we acquire, the success of our investment strategy is not entirely dependent upon a restructuring event. We seek to acquire debt securities that have an acceptable level of risk while also providing us with the potential to generate annual returns of 8 – 10%, even if no restructuring of the debt occurs. We also may actively manage against potential downside risk and volatility by employing various hedging strategies, which may include purchasing derivatives or other securities. We do not anticipate that such equity exposure including overall hedging costs will exceed 5% of the overall portfolio.

Our Manager

Our investment activities are managed by our Manager who is registered as an investment adviser under the Investment Advisers Act of 1940, as amended, or (the “Advisers Act”). Our Manager is responsible for sourcing potential investments, conducting research on prospective investments, analyzing investment opportunities, structuring our investments, and monitoring our investments and portfolio companies on an ongoing basis. Our Manager is led by Gurpreet (Gurprit) S. Chandhoke, who also serves as our Chief Executive Officer, and Stephen F. Shea. They are supported by the Manager’s team of employees, including investment professionals who have extensive experience in underwriting and issuing debt products that include high-yield, bank debt and convertible debt and have acted as financial advisers to private equity funds, venture capital firms and corporations in mergers and acquisitions, recapitalization and corporate finance transactions, and have served as principal investors in private equity and leveraged buyout transactions.

Our Manager has an investment committee that is responsible for reviewing, discussing and approving each investment opportunity we seek to pursue. Our investment committee meets to discuss new and existing opportunities and developments on current investments. Our investment committee currently consists of Mr. Chandhoke, our Chief Executive Officer, Mr. Shea, and Bhavin Shah.

Our Affiliates

Our Manager is owned and managed by Gurpreet (Gurprit) S. Chandhoke, our Chief Executive Officer, and Stephen F. Shea. Founded in April 2009 with principal offices in Orinda, California, our Manager is an investment management firm that currently serves as a sub-advisor to a number of separate managed accounts managed by large global financial institutions and other private funds.

Our Manager also manages VII Peaks Co-Optivist B Fund I, LLC, VII Peaks Co-Optivist R Fund I, LLC and VII Peaks Co-Optivist B Fund II, LLC, private funds that were formed to conduct private placements of securities and which have substantially similar investment objectives as the Company. As of December 31, 2014, VII Peaks Co-Optivist B Fund I, LLC, VII Peaks Co-Optivist R Fund I, LLC and VII Peaks Co-Optivist B Fund II, LLC had aggregate net assets of $8.1 million.

The investment objective, strategy and fee structure of the private funds are substantially similar to those of VII Peaks Co-Optivist Income BDC II, Inc. However, the performance of the private funds is not necessarily indicative of our future performance.

Market Opportunity

In the upcoming years, we believe many companies will face maturities and redemptions on significant amounts of outstanding debt and will have to find ways to refinance those obligations. See below a chart compiled from Bloomberg for USD Bonds rated BBB-C. The chart shows approximately $2.6 trillion of U.S. based high-yield and institutional loans to mature between 2015 and 2021.

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

Investment Criteria and Strategy

Secondary Market Debt Securities

With respect to corporate debt and equity-linked debt securities that we acquire on the secondary market, we invest in discounted corporate debt and equity-linked debt securities of companies that have a perceived risk of near term liquidity issues but have solid business fundamentals and prospects, including historical revenue growth, positive cash flow, significant and sustainable market presence, and sufficient asset coverage. We take a principal position in discounted debt securities with the primary goal of restructuring the terms of the debt to allow the target company to increase its liquidity and strengthen its balance sheet. Our typical target company has a debt redemption event (typically either a put or maturity event) on average within 24 months of our investment and has experienced a significant decline in its equity value reflective of a highly leveraged capital structure or general market conditions. We believe that proactively guiding such companies to restructure their debt will allow them to increase liquidity and free up resources to grow their businesses rather than focusing on managing their debt obligations. We also believe that our involvement can allow the target company more flexibility to explore strategic alternatives, since the terms of the existing debt structure often limits strategic options for the target company.

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

Originated Investment Positions

We also expect to generate current income through debt and equity investments that we originate, in addition to investments that we acquire on the secondary market. A secondary objective is to generate long-term capital appreciation through such investments. We anticipate that during our offering period we will invest largely in over-the-counter debt securities and customized debt and equity investments in lower middle market companies. We have adopted the following business strategy to achieve our investment objective:

Focus on middle market companies with stable cash flow. We believe that there are relatively few finance companies focused on transactions involving middle market companies, and this is one factor that allows us to negotiate favorable investment terms. Such favorable terms include higher debt yields and lower leverage levels, more significant covenant protection and greater equity participation than typical of transactions involving larger companies. We will generally invest in established companies with positive cash flow. We believe that established companies possess better risk-adjusted return profiles than newer companies that are building management or in early stages of building a revenue base. These middle market companies represent a significant portion of the U.S. economy and often require substantial capital investment to grow their businesses.

Employ disciplined underwriting policies and rigorous portfolio management. We employ an extensive underwriting process that includes a review of the prospects, competitive position, financial performance and industry dynamics of each potential portfolio company. In addition, we perform substantial due diligence on potential investments and seek to invest with management teams and/or private equity sponsors who have proven capabilities in building value. Through our Manager, we offer managerial assistance to our portfolio companies, giving them access to our investment experience, direct industry expertise and contacts, and allowing us to continually monitor their progress. As part of the monitoring process, our Manager analyzes monthly and quarterly financial statements versus the previous periods and year, review financial projections, meet with management, attend board meetings and review all compliance certificates and covenants.

Focus on long-term credit performance and principal protection. We will structure our customized loan investments on a conservative basis with high cash yields, first and/or second lien security interests where possible, cash origination fees, and lower relative leverage levels. We will seek strong deal protections for our customized debt investments, including default penalties, information rights, board observation rights, and affirmative, negative and financial covenants, such as lien protection and prohibitions against change of control. We believe these protections will reduce our risk of capital loss.

Diversification. We seek to diversify our portfolio broadly among companies in a multitude of different industries and end markets, thereby reducing the concentration of credit risk in any one company or sector of the economy. We cannot guarantee that we will be successful in this effort.

Investment Selection Process

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

The diagram below is illustrative of how we may use our position as an influential debtholder of a target company to restructure its indebtedness.

Portfolio Monitoring

Valuation process.  Each quarter, we value investments in our portfolio, and such values are disclosed in reports filed with the SEC. Investments for which market quotations are readily available are recorded at such market quotations. With respect to investments for which market quotations are not readily available, our Board of Directors, or a committee thereof, will determine the fair value of such investments in good faith, utilizing the input of our valuation committee, our Manager and any other professionals or materials that our Board of Directors, or a committee thereof, deems worthy and relevant, including independent third-party valuation firms, if applicable.

Managerial assistance.   As a business development company, we must offer, and provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. Depending on the nature of the assistance required, our Manager will provide such managerial assistance on our behalf to portfolio companies that request this assistance. To the extent fees are paid for these services, we, rather than our Manager, will retain any fees paid for such assistance.

Determination of Net Asset Value

We determine the net asset value of our investment portfolio each quarter. Securities that are publicly-traded are valued at the reported closing price on the valuation date. Securities that are not publicly-traded are valued at fair value as determined in good faith by our Board of Directors, or a committee thereof. In connection with that determination, our Manager will prepare portfolio company valuations using relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, the most recent portfolio company financial statements and forecasts, and valuations prepared by third-party valuation services.

With respect to investments for which market quotations are not readily available, we undertake a multi-step valuation process each quarter, as described below:

•	our quarterly valuation process begins with each portfolio company or investment being initially valued by members of our investment committee, with such valuation taking into account information received from our independent valuation firm, if applicable;

•	preliminary valuation conclusions are then documented and discussed with the members of our Board of Directors, or a committee thereof; and

•	our Board of Directors, or a committee thereof, discuss valuations and determine the fair value of each investment in our portfolio in good faith based on various statistical and other factors, including the input and recommendation of members of our investment committee and any third-party valuation firm, if applicable.

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

We have adopted Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or (“ASC”), Topic 820, Fair Value Measurements and Disclosures (formerly Statement of Financial Accounting Standards No. 157, Fair Value Measurements ), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements.

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

Level 2:  Quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active, or other observable inputs other than quoted prices. USBank is the fund custodian. Through USBank, the fund uses FT Interactive, a third party valuation firm, to price the notes. The prices are reviewed by the CEO.

Level 3:  Unobservable inputs for the asset or liability. These investments for the fund are an equity security, a Senior Secured First Lien Note, and a Senior Secured Second Lien Note. The equity investment has been issued by a Company with terms settled. Its fair value was determined by its relative amount of the total company enterprise value. The terms of the two notes, however, have not been finalized. The fair value were derived from the relative amounts of the notes to the total enterprise value as indicated would be the intended restructing by the issuer.

In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level of input that is significant to the fair value measurement.

Determinations in Connection With Offerings

We offer our shares on a continuous basis at a current offering price of $9.75 per share; however, to the extent that our net asset value increases, we will sell at a price necessary to ensure that shares are not sold at a price per share, after deduction of selling commissions and dealer manager fees, that is below the net asset value per share. The closings are typically on a semi-monthly basis. To the extent that the net asset value per share increases subsequent to the last closing, the price per share may increase. Therefore, persons who subscribe for shares of our common stock in our continuous offering must submit subscriptions for a certain dollar amount, rather than a number of shares of common stock and, as a result, may receive fractional shares of our common stock. In connection with each closing on the sale of shares of our common stock offered pursuant to our prospectus on a continuous basis, the Board of Directors or a committee thereof is required within 48 hours of the time that each closing and sale is made to make the determination that we are not selling shares of our common stock at a price which, after deducting selling commissions and dealer manager fees, is below our then current net asset value per share. The Board of Directors or a committee thereof will consider the following factors, among others, in making such determination:

•	the net asset value of our common stock disclosed in the most recent periodic report we filed with the Securities Exchange Commission, or (the “SEC”);

•	our management’s assessment of whether any material change in the net asset value has occurred (including through the realization of net gains on the sale of our portfolio investments) from the period beginning on the date of the most recently disclosed net asset value to the period ending two days prior to the date of the closing on and sale of our common stock; and

•	the magnitude of the difference between the net asset value disclosed in the most recent periodic report we filed with the SEC and our management’s assessment of any material change in the net asset value since the date of the most recently disclosed net asset value, and the offering price of the shares of our common stock at the date of closing.

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

Effective for the February 28, 2013 close and onwards, the Pricing Committee of our Board of Directors increased the share price for new investments from $10.00 to $10.15 per share due to an increase in our NAV generated from successful refinancings of portfolio companies. On August 8, 2014, the Pricing Committee of our Board of Directors decreased the share price for new investments from $10.15 to $10.00 per share, and on November 18, 2014 the Pricing Committee of our Board of Directors decreased the share price for new investments from $10.00 to $9.75 per share. The decreases in August and November 2014 were made as a result of reductions in the net asset value per share of the Company’s common stock, which resulted from three factors: overall declines in the market prices of high yield debt instruments this year, declines in the market value of specific positions that have defaulted or which the market perceives will need to restructure, and as a result of distributions made to date in excess of net investment income. The Pricing Committee of our Board of Directors is required to reassess our offering price when there is a decrease in NAV per share of more than 5% below our current net offering price, and is required to reduce the offering price where the decrease in the NAV per share is the result of a non-temporary movement in the credit markets or in the value of our assets. Our board reviewed market data regarding movements in the credit markets, and the specific circumstances surrounding each of the positions in our portfolio which had experienced the greatest decline in value, including recent earnings announcements, collateral, priority in the capital structure, and current indications as to the terms of any restructuring. Based on that analysis, the Board of Directors determined that a reduction in our gross offering price to $9.75 per share accurately reflected the extent to which the decline was the result of non-temporary factors in the markets and specific positions

Moreover, to the extent that there is even a remote possibility that we may (i) issue shares of our common stock at a price which, after deducting selling commissions and dealer manager fees, is below the then current net asset value of our common stock at the time at which the closing and sale is made or (ii) trigger the undertaking (which we provided to the SEC in the registration statement to which our prospectus is a part) to suspend the offering of shares of our common stock pursuant to our prospectus if the net asset value fluctuates by certain amounts in certain circumstances until our prospectus is amended, the Board of Directors or a committee thereof will elect, in the case of clause (i) above, either to postpone the closing until such time that there is no longer the possibility of the occurrence of such event or to undertake to determine net asset value within two days prior to any such sale to ensure that such sale will not be at a price which, after deducting selling commissions and dealer manager fees, is below our then current net asset value, and, in the case of clause (ii) above, to comply with such undertaking or to undertake to determine net asset value to ensure that such undertaking has not been triggered.

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

Taxation and Election of a Regulated Investment Company (“RIC”)

We have elected to be treated as a RIC under Subchapter M of the Code effective for our taxable year ended December 31, 2014, and to annually qualify as a RIC thereafter. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income that we distribute to our stockholders from our tax earnings and profits. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gain over realized net long-term capital loss, or the Annual Distribution Requirement. Even if we qualify as a RIC, we generally will be subject to corporate-level U.S. federal income tax on our undistributed taxable income and could be subject to U.S. federal excise, state, local and foreign taxes.

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

•	elect to be treated as a RIC;

•	meet the Annual Distribution Requirement;

•	qualify to be treated as a business development company or be registered as a management investment company under the 1940 Act at all times during each taxable year;

•	derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale or other disposition of stock or other securities or currencies or other income derived with respect to our business of investing in such stock, securities or currencies and net income derived from an interest in a “qualified publicly traded partnership” (as defined in the Code), or the 90% Income Test; and

•	diversify our holdings so that at the end of each quarter of the taxable year (i) at least 50% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer (which for these purposes includes the equity securities of a “qualified publicly traded partnership”); and (ii) no more than 25% of the value of our assets is invested in the securities, other than U.S. Government securities or securities of other RICs, (i) of one issuer (ii) of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) of one or more “qualified publicly traded partnerships,” or the Diversification Tests.

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

We will be subject to a 4% nondeductible U.S. Federal excise tax on certain undistributed income of RICs unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ended October 31 in that calendar year and (3) any income recognized, but not distributed, in preceding years and on which we paid no U.S. federal income tax. We generally will endeavor in each taxable year to avoid any U.S. Federal excise tax on our earnings.

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

Administration Agreement

Our Manager serves as our administrator. Pursuant to an administration agreement, our Manager furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Under the administration agreement, our Manager also performs, or oversees the performance of, our required administrative services, which include, among other things, transfer agency and other service providers supervision and oversight, preparation and supervision of the financial records for which we are required to maintain for SEC reporting, stockholder reporting and other Company needs, implementation and supervision of a robust compliance program and oversight and administration of the quarterly share repurchase program. In addition, our Manager assists us in activities which include, among other things, performance and supervision of investor relations, Company Board of Director communication and reporting, determining and publishing our net asset value, overseeing the preparation and filing of our tax returns, the communication, printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and other events such as distributions, and the performance of administrative and professional services rendered to us by others. Under the administration agreement, we are obligated to reimburse our Manager for our allocable portion of our Manager’s overhead in performing its obligations under the administration agreement, including rent, the fees and expenses associated with overseeing and performing the compliance functions and our allocable portion of the compensation of our chief financial officer, chief compliance officer and any administrative support staff; however, to date, cost of the chief financial officer, fund administration accounting and the chief compliance officer are charged directly to the Company.

Under the administration agreement, our Manager will also provide on our behalf managerial assistance to those portfolio companies that request such assistance. The administration agreement also provides the reimbursement to the Company by the Manager for the Manager’s share of the Directors and Officers insurance, which is paid by the Company in full. The administration agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

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

As a business development company, we will be subject to certain regulatory restrictions in making our investments. For example, we generally will not be permitted to co-invest with certain entities affiliated with our Manager in transactions originated by our Manager or its affiliates unless we obtain an exemptive order from the SEC or co-invest alongside our Manager or its affiliates in accordance with existing regulatory guidance and our allocation policy. Under existing regulatory guidance, we will be permitted to, and may co-invest in syndicated deals and secondary loan market transactions where price is the only negotiated point.

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

Regulation

The election as a business development company under the 1940 Act contains prohibitions and restrictions relating to transactions between business development companies and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than “interested persons”, as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a business development company unless approved by “a majority of our outstanding voting securities” as defined in the 1940 Act.

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

As a business development company, we may be periodically examined by the SEC for compliance with the 1940 Act. Our Adviser is a registered investment adviser and is also subject to examination by the SEC.

We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a business development company, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misconduct, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

Qualifying Assets

Under the 1940 Act, a business development company may not acquire any asset other than assets of the type listed in section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are the following:

Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:

•	is organized under the laws of, and has its principal place of business in, the United States;

•	is not an investment company (other than a small business investment company wholly owned by the Company) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

•	satisfies either of the following:

•	has a market capitalization of less than $250 million or does not have any class of securities listed on a national securities exchange; or

•	is controlled by a business development company or a group of companies including a business development company, the business development company actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result thereof, the business development company has an affiliated person who is a director of the eligible portfolio company.

•	Securities of any eligible portfolio company which we control.

•	Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

•	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

•	Securities received in exchange for or distributed on or with respect to securities described above, or pursuant to the exercise of warrants or rights relating to such securities.

•	Cash, cash equivalents, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment.

Managerial Assistance to Portfolio Companies

A business development company must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in “Regulation – Qualifying Assets” above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the business development company must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance. Where the business development company purchases such securities in conjunction with one or more other persons acting together, the business development company will satisfy this test if one of the other persons in the group makes available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the business development company, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

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

Pine Grove Financial Center

4 Orinda Way, Bldg. A, Suite 125A

Orinda, CA 94563

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

ITEM 1A. RISK FACTORS

An investment in shares of our common stock involves a high degree of risk. You should carefully read and consider all of the risks described below, together with all of the other information contained or referred to in this prospectus, before making a decision to invest in our shares. If any of the following events occur, our financial condition, business and results of operation, may be materially adversely affected. In that event, you could lose all or part of your investment. This prospectus also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including but not limited to the risks described below.

Risks Related to Our Business and Structure

We are a relatively new company and have a limited operating history, and are subject to the business risks and uncertainties associated with any new business, including the risk that we will not achieve our business objectives.

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

We compete for investments with other business development companies and investment funds (including private equity funds and mezzanine funds), as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, also make investments in middle market private U.S. companies. As a result, competition for investment opportunities in private U.S. companies may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in private U.S. companies is under served by traditional commercial banks and other financial sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors may have greater experience operating under, or are not subject to, the regulatory restrictions under the 1940 Act that are imposed on us as a business development company.

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

Price declines in the medium- and large-sized corporate leveraged loan market may adversely affect the fair value of our portfolio, reducing our net asset value through increased net unrealized depreciation.

Prior to the onset of the financial crisis that began in 2007, securitized investment vehicles, hedge funds and other highly leveraged non-bank financial institutions comprised the majority of the market for purchasing and holding senior and subordinated debt. As the trading price of the loans underlying these portfolios began to deteriorate beginning in the first quarter of 2007, we believe that many institutions were forced to raise cash by selling their interests in performing assets in order to satisfy margin requirements or the equivalent of margin requirements imposed by their lenders and/or, in the case of hedge funds and other investment vehicles, to satisfy widespread redemption requests. This resulted in a forced deleveraging cycle of price declines, compulsory sales, and further price declines, with falling underlying credit values, and other constraints resulting from the credit crisis generating further selling pressure.

Conditions in the medium and large-sized U.S. corporate debt market may experience similar disruption or deterioration in the future, which may cause pricing levels to similarly decline or be volatile. As a result, our net asset value could decline through an increase in unrealized depreciation and incurrence of realized losses in connection with the sale of our investments, which could have a material adverse impact on our business, financial condition and results of operations.

Our Board of Directors has full authority and discretion over the timing and amount of distributions we make, and it may decide to reduce or eliminate distributions at any time, which may have an adverse affect on your investment.

We expect to continue to authorize and declare distributions with record and payment dates distributions on a semi-monthly basis to our shareholders. Our distributions, if any, will be determined by our Board of Directors. There can be no assurances that we will be able to make distributions or, to the extent we make distributions, the level of distributions declared and paid to our shareholders or our ability to pay distributions. The target companies in which we invest will generally have near-term liquidity issues that make investments in them highly speculative. If one or more of our investments in our target companies is not successful, it may adversely impact our ability to make distributions to shareholders.

Our distributions may exceed our earnings. Therefore, portions of the distributions that we make may represent a return of capital to you for tax purposes that will lower your tax basis in your common stock and reduce the amount of funds we have for investment in targeted assets.

Since the Fall of 2013, our cash distributions to shareholders have been funded partly from capital contributed by shareholders. Prior to the Fall of 2013, a substantial portion of our distributions were funded by expense reimbursements from our then manager, which are subject to recoupment. In August 2013, we replaced our then manager with our current Manager, and our current Manager has not entered into an expense support agreement with us. As a consequence, we do not expect to generate net investment income sufficient to support our projected dividends unless our current Manager enters into an expense support agreement with us, or until our expense ratio decreases, which we do not expect will happen until we exceed $100 million in net assets.

Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described in this prospectus. All distributions are and will be paid at the discretion of our Board of Directors and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable business development company regulations and such other factors as our Board of Directors may deem relevant from time to time. We cannot assure you that we will continue to pay distributions to our shareholders in the future. A return of capital is a return of your investment, rather than a return of earnings or gains derived from our investment activities. A shareholder will not be subject to immediate taxation on the amount of any distribution treated as a return of capital to the extent of the shareholder’s basis in its shares; however, the shareholder’s basis in its shares will be reduced (but not below zero) by the amount of the return of capital, which will result in the shareholder recognizing additional gain (or a lower loss) when the shares are sold. To the extent that the amount of the return of capital exceeds the shareholder’s basis in its shares, such excess amount will be treated as gain from the sale of the shareholder’s shares. Distributions from the proceeds of our public offering or from borrowings also could reduce the amount of capital we ultimately invest in our portfolio companies.

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

Beginning in the third quarter of 2007, global credit and other financial markets suffered substantial stress, volatility, illiquidity and disruption. These forces reached extraordinary levels in late 2008, resulting in the bankruptcy of, the acquisition of, or government intervention in the affairs of several major domestic and international financial institutions. In particular, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. We believe that such value declines were exacerbated by widespread forced liquidations as leveraged holders of financial assets, faced with declining prices, were compelled to sell to meet margin requirements and maintain compliance with applicable capital standards. Such forced liquidations also impaired or eliminated many investors and investment vehicles, leading to a decline in the supply of capital for investment and depressed pricing levels for many assets. These events significantly diminished overall confidence in the debt and equity markets, engendered unprecedented declines in the values of certain assets, and caused extreme economic uncertainty. These conditions may reoccur for a prolonged period of time again or materially worsen in the future, including as a result of the U.S. government spending cuts that took effect March 1, 2013, the government shutdown in October 2013, or any further spending cuts or shutdowns.

Economic activity continues to be somewhat subdued as unemployment rates remain high. As a result, corporate interest rate risk premiums, otherwise known as credit spreads, declined significantly throughout most of 2009 and 2010. However, credit spreads remain slightly above historical averages, particularly in the loan market. The improving economic and market conditions that have driven these declines in credit spreads may reverse themselves if uncertainty returns to the markets. Such a reversal could negatively impact credit spreads as well as our ability to obtain financing, particularly from the debt markets.

The downgrade of the U.S. credit rating and the economic crisis in Europe could negatively impact our liquidity, financial condition and earnings.

Although U.S. lawmakers passed legislation in February of 2014 to raise the federal debt ceiling through March of 2015, and Standard & Poor’s Ratings Services affirmed its ‘AA+’ long-term sovereign credit rating on the United States and revised the outlook on the long-term rating from negative to stable in June of 2013, U.S. debt ceiling and budget deficit concerns together with signs of deteriorating sovereign debt conditions in Europe continue to present the possibility of a credit-rating downgrade, economic slowdowns, or a recession for the United States. The impact or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. These developments, along with any further European sovereign debt issues, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.

A failure or the perceived risk of a failure to raise the statutory debt limit of the United States could have a material adverse effect on our business, financial condition and results of operations.

In February of 2014, U.S. lawmakers passed legislation to raise the federal debt ceiling through March of 2015. However, if legislation increasing the debt ceiling is not enacted beyond March of 2015 and the debt ceiling is reached, the federal government may stop or delay making payments on its obligations. A failure by Congress to raise the debt limit to the extent necessary would increase the risk of default by the United States on its obligations, as well as the risk of other economic dislocations. If the U.S. Government fails to complete its budget process or to provide for a continuing resolution before the expiration of the current continuing resolution (currently March 2015), another federal government shutdown may result. Such a failure or the perceived risk of such a failure, consequently, could have a material adverse effect on the financial markets and economic conditions in the United States and throughout the world. It could also limit our ability and the ability of our portfolio companies to obtain financing, and it could have a material adverse effect on the valuation of our portfolio companies. Consequently, the continued uncertainty in the general economic environment and potential debt ceiling implications, as well in specific economies of several individual geographic markets in which our portfolio companies operate, could adversely affect our business, financial condition and results of operations.

A substantial portion of our investment portfolio may be recorded at fair value as determined in good faith by our Board of Directors, or a committee thereof, and, as a result, there will be uncertainty as to the value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our Board of Directors, and a committee thereof. We expect that a substantial portion of our investments will not trade on a national securities exchange or actively trade on a secondary market, but instead will trade on a privately negotiated over-the-counter secondary market for institutional investors. As a result, we will value these securities quarterly at fair value as determined in good faith by our Board of Directors, and a committee thereof.

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

Any unrealized losses we experience on our portfolio may be an indication of future realized losses, which could reduce our income available for distribution.

As a business development company, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith by our Board of Directors. Decreases in the market values or fair values of our investments are recorded as unrealized depreciation. Any unrealized losses in our portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected investments. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods. In addition, decreases in the market value or fair value of our investments will reduce our net asset value.

Our ability to achieve our investment objective depends on our Manager’s ability to manage and support our investment process. If our Manager were to lose any members of its senior management team, our ability to achieve our investment objective could be significantly harmed.

We are externally managed and depend upon the investment expertise, diligence, skill and network of business contacts of our Manager. We also depend, to a significant extent, on our Manager’s access to the investment professionals and the information and deal flow generated by these investment professionals in the course of their investment and portfolio management activities. Our Manager will evaluate, negotiate, structure, close, monitor and service our investments. Our success depends to a significant extent on the continued service and coordination of our Manager, including its key professionals. The departure of a significant number of our Manager’s key professionals could have a materially adverse effect on our ability to achieve our investment objective. In addition, we can offer no assurance that our Manager will remain our investment adviser and sub-adviser or that we will continue to have access to their investment professionals or their information and deal flow.

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

We are subject to regulations not applicable to private companies, including provisions of the Sarbanes-Oxley Act and the related rules and regulations promulgated by the SEC. Our management was required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and rules and regulations of the SEC thereunder. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis, to evaluate and disclose changes in our internal control over financial reporting. As a newly-formed company, developing an effective system of internal controls may require significant expenditures, which may negatively impact our financial performance and our ability to make distributions. This process will also result in a diversion of management’s time and attention. We cannot be certain as to the timing of the completion of our evaluation, testing and remediation actions or the impact of the same on our operations and we may not be able to ensure that the process is effective or that our internal control over financial reporting is or will be effective in a timely manner. In the event that we are unable to develop or maintain an effective system of internal controls and maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

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

Risks Related to our Manager

Our Manager has limited prior experience managing a Business Development Company or a RIC.

Our Manager was formed in 2009, has only managed a business development company since 2012, and has limited prior experience managing a business development company or a RIC. Similarly, members of our Manager’s management team, including our Chief Executive Officer and our Chief Financial Officer, have no prior experience managing a business development company or RIC. Therefore, our Manager and its management team may not be able to successfully operate our business or achieve our investment objectives. As a result, an investment in our shares may entail more risk than the shares of a comparable company with a substantial operating history.

The 1940 Act and the Code impose numerous constraints on the operations of business development companies and RICs that do not apply to the other types of investment vehicles. For example, under the 1940 Act, business development companies are required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private or thinly traded companies. Moreover, qualification for RIC tax treatment under subchapter M of the Code requires satisfaction of source-of-income, diversification and other requirements. The failure to comply with these provisions in a timely manner could prevent us from qualifying as a business development company or a RIC or could force us to pay unexpected taxes and penalties, which could be material. Our Manager has no experience managing a business development company or RIC. Its lack of experience in managing a portfolio of assets under such constraints may hinder its ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objectives.

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

Further, our Manager’s officers are involved in other ventures, some of which may compete with us for investment opportunities and may be incentivized to offer investment opportunities to such other ventures rather than to us which would make it more difficult to achieve our investment objectives.

In addition, the officers of Axiom Capital Management, Inc., or (“Axiom”) may also be involved in other ventures, some of which may compete with us for investment opportunities.

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

Any incentive fee payable by us that relates to our net investment income may be computed and paid on income that may include interest that has been accrued, but not yet received, including original issue discount, which may arise if we receive warrants in connection with the origination of a loan or possibly in other circumstances, or contractual payment-in-kind, or (“PIK”), interest, which represents contractual interest added to the loan balance and due at the end of the loan term. To the extent we do not distribute accrued PIK interest, the deferral of PIK interest has the simultaneous effects of increasing the assets under management and increasing the base management fee at a compounding rate, while generating investment income and increasing the incentive fee at a compounding rate. In addition, the deferral of PIK interest would also increase the loan-to-value ratio at a compounding rate if the issuer’s assets do not increase in value, and investments with a deferred interest feature, such as PIK interest, may represent a higher credit risk than loans on which interest must be paid in full in cash on a regular basis.

For federal income tax purposes, we are required to recognize taxable income in some circumstances in which we do not receive a corresponding payment in cash (such as deferred interest that is accrued as original issue discount or PIK interest) and to make distributions with respect to such income to maintain our status as a RIC. Under such circumstances, we may have difficulty meeting the annual distribution requirement necessary to obtain and maintain RIC tax treatment under the Code. This difficulty in making the required distribution may be amplified to the extent that we are required to pay an incentive fee with respect to such accrued income. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

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

The compensation we pay to our Manager was not entered into on an arm’s-length basis with an unaffiliated third party. As a result, the form and amount of such compensation may be less favorable to us than they might have been had they been entered into through arm’s-length transactions with an unaffiliated third party. However, we believe that the terms of the base management fee that we pay our Manager is generally more favorable to us than what most or all other externally-managed business development company’s pay their manager, and the terms of the incentive fee on income and capital gains are roughly the same as what other externally-managed business development company’s pay their manager.

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

Risks Related to Business Development Companies

The requirement that we invest a sufficient portion of our assets in qualifying assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in qualifying assets could result in our failure to maintain our status as a business development company.

As a business development company, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. Therefore, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets. Conversely, if we fail to invest a sufficient portion of our assets in qualifying assets, we could lose our status as a business development company, which would have a material adverse effect on our business, financial condition and result of operations. Similarly, these rules could prevent us from making additional investments in existing portfolio companies, which could result in the dilution of our position, or could require us to dispose of investments at an inopportune time to comply with the 1940 Act. If we were forced to sell non-qualifying investments in the portfolio for compliance purposes, the proceeds from such sale could be significantly less than the current value of such investments.

Failure to maintain our status as a business development company would reduce our operating flexibility.

If we do not remain a business development company, we might be regulated as a registered closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions under the 1940 Act and correspondingly decrease our operating flexibility.

Regulations governing our operation as a business development company and RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.

As a result of the annual distribution requirement to qualify as a RIC, we may need to periodically access the capital markets to raise cash to fund new investments. We may issue “senior securities,” including borrowing money from banks or other financial institutions only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. Our ability to issue different types of securities is also limited. Compliance with these requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. As a business development company, therefore, we continuously issue equity at a rate more frequent than our privately owned competitors, which may lead to greater shareholder dilution.

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

We are uncertain of our sources for funding our future capital needs; if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected.

The net proceeds from the sale of common stock will be used for our investment opportunities, operating expenses and for payment of various fees and expenses such as base management fees, incentive fees and other expenses. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require debt or equity financing to operate. Accordingly, in the event that we develop a need for additional capital in the future for investments or for any other reason, these sources of funding may not be available to us. Consequently, if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected. As a result, we would be less able to create and maintain a broad portfolio of investments and achieve our investment objective, which may negatively impact our results of operations and reduce our ability to make distributions to our shareholders.

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

To the extent original issue discount constitutes a portion of our income, we will be exposed to risks associated with the deferred receipt of cash representing such income.

Our investments may include original issue discount instruments. To the extent original issue discount constitutes a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

•	Original issue discount instruments may have unreliable valuations because the accruals require judgments about collectability.

•	Original issue discount instruments may create heightened credit risks because the inducement to trade higher rates for the deferral of cash payments typically represents, to some extent, speculation on the part of the borrower.

•	For accounting purposes, cash distributions to stockholders representing original issue discount income do not come from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of original issue discount income comes from the cash invested by the stockholders, the 1940 Act does not require that stockholders be given notice of this fact.

•	In the case of PIK, “toggle” debt, the PIK election has the simultaneous effects of increasing the assets under management, thus increasing the base management fee, and increasing the investment income, thus increasing the incentive fee.

•	Original issue discount creates risk of non-refundable cash payments to the Advisor based on non-cash accruals that may never be realized.

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

Risks Relating to Debt Financing

If we borrow funds, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.

Borrowings, also known as leverage, magnify the potential for gain or loss on invested equity capital. If we use leverage to partially finance our investments, you will experience increased risks associated with investing in our securities. We may borrow from banks and other lenders, and may issue debt securities or enter into other types of borrowing arrangements in the future. Our loan agreements may contain financial and operating covenants that could restrict our business activities. Breach of any of those covenants could cause a default under those instruments. Such a default, if not cured or waived, could have a material adverse effect on us. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause our net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions to our stockholders. Leverage is generally considered a speculative investment technique. At February 12, 2015, we had not incurred any leverage.

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

Certain macro-economic events may adversely affect the value of our bond positions and thus may impair our investment performance.

The following risks may adversely affect the value of our bond positions and thus may impair our investment performance:

•	Recession. If the U.S. economy slides back into a recession it may cause a correction in bond prices driving them lower and increasing the cost of borrowing for companies.

•	Correction in U.S. Treasuries or Broader Bond Markets. U.S. Treasuries and corporate bonds have seen a continued dramatic increase in prices over the past several quarters, driving down yields. A correction or trade out of these fixed income securities could correct bond prices across the board, from Treasuries to corporate debt.

•	Increase in Corporate Default Rates. Corporate debt default rates and bankruptcy rates have remained relatively flat and remain at extremely low levels (less than 2%). Any significant increase in default rates would depress bond prices as corporate borrowing costs increase.

•	Inflation. Core inflation in the United States remains under 1%. However, a significant increase in inflation would reduce the real return of debt securities, causing prices to drop.

•	Monetary Tightening and Rising Interest Rates. The U.S. Federal Reserve has recently halted the quantitative easing program, after injection of $4.5 trillion over the last five years. The program was introduced to steer the world’s largest economy through the financial crisis. It aided in keeping interest rates near an all-time low in the U.S. The long term unintended consequences remain concerning, including excessive risk-taking.

•	Devaluation of the U.S. Dollar. We invest in the debt securities of issuers domiciled in the United States. As such, the debt securities that we purchase will pay coupons denominated in U.S. dollars. A significant devaluation of the U.S. dollar could lead to lower bond prices as real returns are diminished due to a devalued currency.

Revenue from our investments may not be guaranteed.

We generate investment income in the form of interest and fees earned on senior secured loans, senior secured notes, subordinated debt, senior unsecured debt and collateralized securities in our portfolio. The level of income we receive is directly related to the balance of collectible income producing investments multiplied by the weighted average yield of our investments. There is no guarantee that the companies we invest in will pay the coupon interest when due.

We will be exposed to risks associated with changes in interest rates.

We are subject to financial market risks, including changes in interest rates. General interest rate fluctuations may have a substantial negative impact on our investments and investment opportunities and, accordingly, have a material adverse effect on our ability to achieve our investment objective and our target rate of return on invested capital. In addition, an increase in interest rates would make it more expensive to use debt for our financing needs, if any.

Risks Related to Our Continuous Offering and Our Shares

If we are unable to raise substantial funds in our continuous “best efforts” offering, we will be limited in the number and type of investments we may make, and the value of your investment in us may be reduced in the event our assets under-perform.

Our continuous offering is being made on a best efforts basis, whereby Axiom and any selected dealers who enter into agreements with Axiom are only required to use their best efforts to sell our shares and have no firm commitment or obligation to purchase any of our shares. To the extent that less than the maximum number of shares is sold, the opportunity for diversification of our investments may be decreased and the returns achieved on those investments may be reduced as a result of allocating all of our expenses among a smaller capital base.

Investors will not know the purchase price per share at the time they submit their subscription agreements and could pay a premium for their common stock if our Board of Directors does not decrease the offering price in the event of a decline in our net asset value, or (“NAV”) per share.

The purchase price at which you purchase common stock will be determined at each semi-monthly closing date to ensure that the sales price, after deducting selling commissions and dealer manager fees, is equal to or greater than the net asset value of our common stock. In the event of a decrease to our net asset value per share, you could pay a premium of more than 5.0% for your common stock if our Board of Directors does not decrease the offering price. A decline in our net asset value per share to an amount more than 5.0% below our current offering price, net of selling commissions and dealer manager fees, creates a rebuttable presumption that there has been a material change in the value of our assets such that a reduction in the offering price per share is warranted. This presumption may only be rebutted if our Board of Directors, in consultation with our management, reasonably and in good faith determines that the decline in net asset value per share is the result of a temporary movement in the credit markets or the value of our assets, rather than a more fundamental shift in the valuation of our portfolio. In the event that (i) net asset value per share decreases to more than 5.0% below our current net offering price and (ii) our Board of Directors believes that such decrease in net asset value per share is the result of a non-temporary movement in the credit markets or the value of our assets, our Board of Directors will undertake to establish a new net offering price that is not more than 5.0% above our net asset value per share. If our Board of Directors determines that the decline in our net asset value per share is the result of a temporary movement in the credit markets or the value of our assets, investors will purchase common stock at an offering price per share, net of selling commissions and dealer manager fees, which represents a premium to the net asset value per share of greater than 5.0%.

In fiscal 2014, the net asset value of our common stock decreased to an amount more than 5% below our then current offering price. The declines resulted from three factors: overall declines in the market prices of high yield debt instruments this year, declines in the market value of specific positions that have defaulted or which the market perceives will need to restructure, and as a result of distributions made to date in excess of net investment income. The Pricing Committee of our Board of Directors reviewed market data regarding movements in the credit markets, and the specific circumstances surrounding each of the positions in our portfolio which had experienced the greatest decline in value, including recent earnings announcements, collateral, priority in the capital structure, and current indications as to the terms of any restructuring. Based on that analysis, the Board of Directors determined that a reduction in our gross offering price to $9.75 per share accurately reflected the extent to which the decline was the result of non-temporary factors in the markets and specific positions. However, the current offering price of $9.75 is more than 5% greater than the net asset value per share of our common stock. Therefore, investors in our common stock will experience immediate dilution of their investments.

If we are unable to raise substantial funds in our continuous “best efforts” offering, our distributions may continue to constitute a return of capital or we may have to reduce our distribution rate.

Since we have commenced operations, we have implemented a policy of declaring semi-monthly distributions at an annual distribution rate of 7.35% per annum of our offering price. Our distributions have not been based on our investment performance. Prior to September 2013, our distributions were supported by our Manager in the form of operating expense support payments to us, and a portion of our distributions constituted a return of capital. Since September 2013, we have not had an expense support agreement with our Manager and as a result a greater portion of our distributions have constituted a return of capital. We expect to continue paying distributions at the same distribution rate, and that a substantial part of those distributions will constitute a return of capital for the foreseeable future. Our distributions will continue to constitute a return of capital until our net investment income is sufficient to support our distribution rate, which will probably not occur until our Manager enters into an expense support agreement with us, or our assets increase enough to lower our expense ratio, which we do not expect to occur until we have more than $100 million in assets.

Our continuous offering is being made on a best efforts basis, whereby Axiom and any selected dealers who enter into agreements with Axiom are only required to use their best efforts to sell our shares and have no firm commitment or obligation to purchase any of our shares. If we are unable to increase our net assets to a level sufficient to make our distributions from investment income, we may have to reduce our distribution rate. If we do not increase our net assets sufficiently, and do not decrease our distribution rate, a substantial part of our distributions will continue to constitute a return of capital, which will decrease the net asset value per share of our common stock.

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

Prior to the completion of a liquidity event, our tender offer program provides a limited opportunity for investors to achieve liquidity, subject to certain restrictions and limitations, at a price which may reflect a discount from the purchase price they paid for their shares being repurchased.

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

Our ability to successfully conduct our continuous offering is dependent, in part, on the ability of Axiom to successfully establish, operate and maintain a network of broker-dealers.

The success of our public offering, and correspondingly our ability to implement our business strategy, is dependent upon the ability of Axiom to establish and maintain a network of licensed securities broker-dealers and other agents to sell our shares. If Axiom fails to perform, we may not be able to raise adequate proceeds through our public offering to implement our investment strategy. If we are unsuccessful in implementing our investment strategy, shareholders could lose all or a part of their investment.

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

Beginning with the fourth calendar quarter of 2013, we began offering a repurchase program for shareholders to tender their shares on a quarterly basis at a price equal to 90% of our current offering price as of the date of repurchase. To the extent that we make purchases, the tender offer program will include numerous restrictions that limit their ability to sell their shares. We intend to limit the number of shares repurchased pursuant to our proposed tender offer program as follows: (1) we currently intend to limit the number of shares to be repurchased during any calendar year to 20% of the weighted average number of shares outstanding in the prior calendar year, or 5% in each quarter; (2) unless shareholders tender all of their shares, shareholders must tender at least 25% of the amount of shares they have purchased in the offering and must maintain a minimum balance of $5,000 subsequent to submitting a portion of their shares for repurchase by us; and (3) to the extent that the number of shares put to us for repurchase exceeds the number of shares that we are able to purchase, we will repurchase shares on a pro rata basis, not on a first-come, first-served basis. Further, we will have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under federal law or Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all repurchase requests made in any year. Our Board of Directors may amend, suspend or terminate the tender offer program upon 30 days’ notice. We will notify shareholders of such developments (1) in our quarterly reports or (2) by means of a separate mailing to shareholders, accompanied by disclosure in a current or periodic report under the Exchange Act. In addition, although we have adopted a tender offer program, we have discretion to not repurchase shareholders shares, to suspend the plan, and to cease repurchases. Further, the plan has many limitations and should not be relied upon as a method to sell shares promptly and at a desired price.

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

Shareholders do not have preemptive rights to any shares we issue in the future. Our certificate of incorporation authorizes us to issue 200,000,000 shares of common stock. Pursuant to our certificate of incorporation, a majority of our entire Board of Directors may amend our certificate of incorporation to increase the number of authorized shares without shareholder approval. After an investor purchases shares, our board may elect to sell additional shares in the future, issue equity interests in private offerings, or issue share-based awards to our independent directors or persons associated with the Advisor. To the extent we issue additional equity interests after an investor purchases shares of our common stock, an investor’s percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, you may also experience dilution in the book value and fair value of your shares of common stock.

Under the 1940 Act, we generally are prohibited from issuing or selling our common stock at a price below net asset value per share, which may be a disadvantage as compared with certain public companies. We may, however, sell our common stock, or warrants, options, or rights to acquire our common stock, at a price below the current net asset value of our common stock if our Board of Directors and independent directors determine that such sale is in our best interests and the best interests of our stockholders, and our stockholders, including a majority of those stockholders that are not affiliated with us, approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board of Directors, closely approximates the fair value of such securities (less any distributing commission or discount). If we raise additional funds by issuing common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease and you will experience dilution.

Under the terms of our charter, our Board of Directors is authorized to issue shares of preferred stock with rights and privileges superior to common stockholders without common stockholder approval.

Under the terms of our charter, our Board of Directors is authorized to issue shares of preferred stock in one or more classes or series without stockholder approval. The board has discretion to set the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each class or series of preferred stock. Every issuance of preferred stock will be required to comply with the requirements of the 1940 Act. The 1940 Act requires, among other things, that (1) immediately after issuance and before any distribution is made with respect to our common stock and before any purchase of common stock is made, such preferred stock together with all other senior securities must not exceed an amount equal to 50% of our total assets after deducting the amount of such distribution or purchase price, as the case may be, and (2) the holders of shares of preferred stock, if any are issued, must be entitled as a class to elect two directors at all times and to elect a majority of the directors if distributions on such preferred stock are in arrears by two years or more. Certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred stock.

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

Investing in our common stock involves a high degree of risk.

The investments we make in accordance with our investment objective may result in a higher amount of risk and volatility or loss of principal than alternative investment options. Our investments in portfolio companies may be highly speculative and aggressive and, therefore, an investment in our common stock may not be suitable for someone with lower risk tolerance.

The net asset value of our common stock may fluctuate significantly.

The net asset value and liquidity, if any, of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•	significant volatility in the market price and trading volume of securities of business development companies or other companies in our sector, which are not necessarily related to the operating performance of the companies;

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs or business development companies;

•	loss of RIC or business development company status;

•	changes in earnings or variations in operating results;

•	changes in the value of our portfolio of investments;

•	changes in accounting guidelines governing valuation of our investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors;

•	departure of the Manager or certain of its respective key personnel;

•	operating performance of companies comparable to us;

•	general economic trends and other external factors; and

•	loss of a major funding source.

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

You may have current tax liability on distributions you elect to reinvest in shares of our common stock but would not receive cash from such distributions to pay such tax liability.

If you participate in our distribution reinvestment plan, you will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. As a result, unless you are a tax-exempt entity, you may have to use funds from other sources to pay your tax liability on the value of our common stock received from the distribution.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We do not own any real estate or other physical properties materially important to our operation. Our executive offices are located at Pine Grove Financial Center, 4 Orinda Way, Bldg A, Suite 125-A, Orinda, CA 94563. We believe that our current office facilities are adequate for our business as we intend to conduct it.

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

We are currently selling our shares on a continuous basis at a price of $9.75 per share; however, to the extent that our net asset value per share increases, we will sell at a price necessary to ensure that shares are not sold at a price per share, after deduction of selling commissions and dealer manager fees, that is below net asset value per share. Closings are typically semi-monthly. In connection with each closing on the sale of shares of our common stock pursuant to our prospectus, as amended or supplemented, which relates to our public offering of common stock on a continuous basis, our Board of Directors or a committee thereof is required to make the determination that we are not selling shares of our common stock at a price per share, after deduction of selling commissions and dealer manager fees, that is below our then current net asset value per share within 48 hours of the time that we price our shares. For the year ended December 31, 2014, we had two such price reductions. On August 8, 2014, the Pricing Committee of our Board of Directors decreased the share price for new investments from $10.15 to $10.00 per share, and on November 18, 2014 the Pricing Committee of our Board of Directors decreased the share price for new investments from $10.00 to $9.75 per share.

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

Set forth below is a chart describing the classes of our securities outstanding as of December 31, 2014:

Title of Class	Amount Authorized	Amount Issued
Common Stock, par value $0.001 per share	$200,000,000	5,546,292

As of December 31, 2014, gross proceeds from the sale of common stock were $55.5 million, including stock issued pursuant to the distribution reinvestment plan (“DRIP”) and the purchase made by our Manager for our initial capitalization. As of December 31, 2014, we had 1,525 record holders of our common stock.

As of December 31, 2013, gross proceeds from the sale of common stock were $31.6 million, including stock issued pursuant to the DRIP and the purchase made by our Manager for our initial capitalization. As of December 31, 2013, we had 892 record holders of our common stock.

As of December 31, 2012, gross proceeds from the sale of common stock were $9.5 million, including stock issued pursuant to the DRIP and the purchase made by our Manager for our initial capitalization. As of December 31, 2012, we had 263 record holders of our common stock.

Distributions

Subject to our board of director's discretion and applicable legal restrictions, we authorize and declare ordinary cash distributions on a semi-monthly basis and pay such distributions on a semi-monthly basis. Any distributions to our shareholders will be declared out of assets legally available for distribution. We may fund our cash distributions to shareholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, and dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies. We have not established limits on the amount of funds we may use from available sources to make distributions.

When we commenced operations, we initiated a policy of declaring semi-monthly distributions at an annual distribution rate of 7.35% per annum of our offering price. We have authorized, declared and paid distributions to our shareholders at that rate on a semi-monthly basis since July 2012. Our distributions historically have not been based on our investment performance. Prior to September 2013, our distributions were supported by our Manager in the form of operating expense support payments to us, and a portion of our distributions constituted a return of capital. Since September 2013, we have not had an expense support agreement with our Manager and as a result a greater portion of our distributions have constituted a return of capital. A return of capital generally is a return of your investment rather than a return of earnings or gains derived from our investment activities constitutes the return of capital previously paid to us for shares of our common stock.

The following table shows the percentage of our distributions which have been funded from net investment income, realized capital gains and paid in capital since the inception of operations:

		Net	Realized
		Investment	Gain From	Return of
Period	Per Share	Income	Investments	Capital
July 12, 2012 - September 30, 2012	$0.18375	64%	0%	36%
October 1, 2012 - December 31, 2012*	0.26075	59%	0%	41%
January 1, 2013 - March 31, 2013	0.26259	67%	13%	20%
April 1, 2013 - June 30, 2013	0.18650	77%	14%	9%
July 1, 2013 - September 30, 2013	0.18650	51%	10%	39%
October 1, 2013 - December 31, 2013	0.18650	4%	47%	49%
January 1, 2014 - March 31, 2014	0.18650	20%	13%	67%
April 1, 2014 - June 30, 2014	0.18650	46%	0%	54%
July 1, 2014 - September 30, 2014	0.18467	17%	3%	80%
October 1, 2014 - December 31, 2014	0.18145	13%	6%	81%

(*) Includes a special distribution of $0.077 per share.

We expect to continue making distributions at the same distribution rate unless our results of operations, our general financial condition, general economic conditions, or other factors prohibit us from doing so. From time to time, but not less than quarterly, we review our accounts to determine whether distributions to our shareholders are appropriate. There can be no assurance that we will be able to sustain distributions at any particular level.

Each year a statement on Internal Revenue Service Form 1099-DIV (or such successor form) identifying the source of the distribution (i.e., paid from ordinary income, paid from net capital gain on the sale of securities, or a return of capital) will be mailed to our shareholders We expect to continue paying distributions at the same distribution rate, and that a substantial part of those distributions will constitute a return of capital for the foreseeable future. Our distributions will continue to constitute a return of capital until our net investment income is sufficient to support our distribution rate, which will probably not occur until our Manager enters into an expense support agreement with us, or our assets increase enough to lower our expense ratio, which we do not expect to occur until we have more than $100 million in assets, neither of which may ever occur. As a result, for the foreseeable future, a portion of the distributions we make will represent a return of capital for tax purposes. The tax basis of shares must be reduced by the amount of any return of capital distributions, which will result in an increase in the amount of any taxable gain (or a reduction in any deductible loss) on the sale of shares.

We have elected to be treated, beginning with our taxable year ended December 31, 2012, as a RIC under the Code. To obtain and maintain RIC tax treatment, we must, among other things, distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our shareholders. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of: (i) 98% of our ordinary income for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period generally ended on October 31 of the calendar year (unless an election is made by us to use our taxable year) and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no federal income tax.

The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. The actual tax characteristics of distributions to shareholders are reported to shareholders annually on a Form 1099-DIV.

Distribution Reinvestment Plan

We have adopted an “opt-in” distribution reinvestment plan pursuant to which you may elect to have the full amount of your cash distributions reinvested in additional shares of our common stock. If you wish to receive your distribution in cash, no action will be required on your part to do so. There will be no selling commissions, dealer manager fees or other sales charges to you if you elect to participate in the distribution reinvestment plan. We will pay the plan administrator’s fees under the plan. Your distribution amount will purchase shares of our common stock at 95% of the price that the shares are sold in the offering at the closing immediately following the distribution date. Shares issued pursuant to our distribution reinvestment plan will have the same voting rights as our shares of common stock offered.

The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common stock (dollars in thousands) during the fiscal years ended December 31, 2014, 2013 and 2012:

	Year ended		Year ended		Year ended
Source of Distributions:	December 31, 2014		December 31, 2013		December 31, 2012
Distributions from net investment income	$731	23.3%	$746	44.0%	$150	60.0%
Distributions from realized gains	166	5.3%	395	23.3%	-	0.0%
Distributions from paid In capital	2,241	71.4%	556	32.7%	100	40.0%
Total	$3,138	100.0%	$1,697	100.0%	$250	100.0%

We are in a fund raising stage. As such, we incur offering expenses of 1.5% of the gross offering proceeds. The chart below shows the percentages of distributions from Net Investment Income excluding offering costs:

	Offering Expenses	Net Investment Income excluding offering costs	% Distribution from Net Investment Income excluding offering costs	% Distributions from Realized Gains excluding offering costs	% Distributions from Paid In Capital excluding offering costs
2014	$524	$1,255	40%	5%	55%
2013	$373	$1,120	66%	23%	11%
2012	$142	$292	100%	0%	0%

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data for the years ended December 31, 2014, 2013 and 2012 is derived from our financial statements which have been audited by Burr Pilger Mayer, Inc., our independent registered public accounting firm as stated in their report. The data should be read in conjunction with our financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report (dollars in thousands except share and per share data):

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012
Statement of operations data:
Total investment income	$3,260	$1,659	$146
Operating expenses
Total expenses	2,529	1,688	520
Less: Expense waivers and reimbursements	-	(776)	(524)
Net expenses (income)	2,529	912	(4)
Net investment income (loss)	731	747	150
Realized and unrealized gain (loss), net	(6,093)	(101)	(119)
Net increase (decrease) in net assets resulting from operations	$(5,362)	$646	$31
Per share data - basic and diluted:
Net investment income (loss)	$0.17	$0.35	$0.61
Net realized and unrealized gain (loss) on investments	$(1.42)	$(0.05)	$(0.48)
Net increase (decrease) in net assets resulting from operations	$(1.25)	$0.30	$0.13
Distributions declared	$(0.73)	$(0.79)	$(1.02)
Balance sheet data:
Total investments at fair value	$37,428	$23,154	$5,823
Cash and cash equivalents	$3,104	$1,644	$1,304
Total assets	$42,242	$27,713	$8,548
Total liabilities	$1,693	$340	$212
Total net assets	$40,549	$27,373	$8,336
Other data:
Total return	(9.10)%	7.51%	10.98%
Number of portfolio company investments at period end	45	39	22
Total portfolio investments for the period	$31,308	$27,685	$7,166
Investment sales and prepayments for the period	$11,764	$10,314	$1,250

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying financial statements of VII Peaks Co-Optivist Income BDC II, Inc., and the notes thereto. As used herein, the terms “we”,”us”, “our” and the “Fund” refer to VII Peaks Co-Optivist Income BDC II, Inc., a Maryland corporation and, as required by context to VII Peaks Capital, LLC (the “Manager”), which serves as our investment adviser and administrator. We are externally managed by our Manager.

Overview

We invest in discounted corporate debt and equity-linked debt securities of companies that have a perceived risk of near term liquidity issues but have solid business fundamentals and prospects, including historical revenue growth, positive cashflow, significant and sustainable market presence, and sufficient asset coverage. We take a principal position in discounted debt securities with the primary goal of restructuring the terms of the debt to allow the target company to increase its liquidity and strengthen its balance sheet. Our typical target company has a debt redemption event (typically either a put or maturity event) on average within 24 months of our investment and has experienced a significant decline in its equity value reflective of a highly leverage capital structure or general market conditions. We believe that proactively guiding such companies to restructure their debt will allow them to increase liquidity and free up resources to grow their businesses rather than focusing on managing their debt obligations. We also believe that our involvement can allow the target company more flexibility to explore strategic alternatives, since the terms of the existing debt structure often limits strategic options for the target company.

Our investment activities are managed by our Manager. Our Manager is responsible for sourcing potential investments, conducting research on prospective investments, analyzing investment opportunities, structuring our investments, and monitoring our investments and portfolio companies on an ongoing basis.

Our Manager has an investment committee that is responsible for reviewing, discussing and approving each investment opportunity we seek to pursue. Our investment committee meets routinely to discuss new and existing opportunities and developments on current investments.

Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Fund included herein were prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-K and Article 10 of Regulation S-X. Accordingly, and include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, necessary for a fair presentation of the results for the period.

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

Organizational and Offering Costs

The Fund is a closed-end fund with a continuous offering period. Organization costs include, among other things, the cost of organizing us as a Maryland corporation, including the cost of legal services and other fees pertaining to our organization. Offering expenses include, among other things, legal fees and other costs pertaining to the preparation of our registration statement in connection with the Fund’s continuous offering. Under the investment advisory agreement between the Fund and the Manager, our Manager fronts the cost of the organizational and offering expenses which are reimbursable by the Fund with up to 1.5% of the gross offering proceeds. The Fund expenses organizational and offering costs as they become payable under the investment advisory agreement.

U.S. Federal Income Taxes

The Fund has elected to be treated for federal income tax purposes as a regulated investment company, or (‘RIC”) under subchapter M of the Code and to operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC, among other things, the Fund is required to annually distribute to its stockholders at least 90% of investment company taxable income, as defined by Internal Revenue Code of 1986, or (the “Code”). So long as the Fund maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as distributions. Rather, any tax liability related to income earned by the Fund represents obligations of the Fund’s investors and will not be reflected in the financial statements of the Fund. The Fund will also be subject to nondeductible federal excise taxes if it does not distribute at least 98% of net ordinary income, 98.2% of capital gain net income, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes.

The Fund has evaluated the implications of Accounting Standards Codification (“ASC”) Topic 740, for all open tax years and in all major tax jurisdictions, and determined that there is no material impact on the financial statements. The Fund continues to remain subject to examination by U.S. federal and state authorities for the years 2010 through 2014.

Valuation of Portfolio Investments

The investment portfolio is recorded on a trade date basis. We determine the net asset value of our investment portfolio each quarter. Securities that are publicly-traded are valued at the reported closing price on the valuation date. Forty two of the forty five investments were valued using the closing market price at year end December 31, 2014. The exceptions were the investment in Education Management LLC, restructured to private equity in the quarter, and the two notes from Endeavour International, one with a 12.00% interest rate and maturity date of June 1, 2018, the second with a 12.00% interest rate and maturity date of March 1, 2018. The company made its intent to restructure during the quarter, with the specific terms not yet finalized.

Securities that are not publicly-traded are valued at fair value as determined in good faith by our Board of Directors, or committee thereof. In connection with that determination, our Manager prepares portfolio company valuations using relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, the most recent portfolio company financial statements and forecasts, and valuations prepared by third-party valuation services.

With respect to investments for which market quotations are not readily available, we will undertake a multi-step valuation process each quarter, as described below:

•	our quarterly valuation process begins with each portfolio company or investment being initially valued by members of our investment committee, with such valuation taking into account information received from our independent valuation firm, if applicable;

•	preliminary valuation conclusions are then documented and discussed with the members of our Board of Directors, or committee thereof; and

•	the Board of Directors, or a committee thereof, discusses valuations and determines the fair value of each investment in our portfolio in good faith based on various statistical and other factors, including the input and recommendation of members of our investment committee and any third-party valuation firm, if applicable.

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

We have adopted Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 820, Fair Value Measurements and Disclosures (formerly Statement of Financial Accounting Standards No. 157, Fair Value Measurement), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements.

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

Level 2:  Quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active, or other observable inputs other than quoted prices. USBank is the fund custodian. Through USBank, the fund uses FT Interactive, a third party valuation firm, to price the notes. The prices are reviewed by the CEO.

Level 3:  Unobservable inputs for the asset or liability. These investments for the fund are an equity security, a Senior Secured First Lien Note, and a Senior Secured Second Lien Note. The equity investment has been issued by a Company with terms settled. Its fair value was determined by its relative amount of the total company enterprise value. The terms of the two notes, however, have not been finalized. The fair value were derived from the relative amounts of the notes to the total enterprise value as indicated would be the intended restructing by the issuer.

In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level of input that is significant to the fair value measurement.

Revenue Recognition

Securities transactions are accounted for on the trade date. We generate investment income in the form of interest and fees earned on senior secured loans, senior secured notes, subordinated debt, senior unsecured debt and collateralized securities in our portfolio. The level of income we receive is directly related to the balance of collectible income producing investments multiplied by the weighted average yield of our investments. Coupon interest income is adjusted for the amortization of premiums and accretion of discounts. We record interest income on an accrual basis to the extent that we expect to collect such amounts.

For loans and debt securities with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance, we generally will not accrue PIK interest for accounting purposes if the portfolio company valuation indicates that such PIK interest is not collectible. We do not accrue as a receivable interest on loans and debt securities for accounting purposes if we have reason to doubt our ability to collect such interest. Original issue discounts, market discounts or premiums are accreted or amortized using the effective interest method as interest income. We record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, is recognized on an accrual basis to the extent that we expect to collect such amount. We record prepayment premiums on loans and debt securities as interest income when we receive such amounts. In addition, we may generate revenue in the form of commitment, origination, structuring or diligence fees, monitoring fees, fees for providing managerial assistance and possibly consulting fees and performance-based fees. Any such fees generated in connection with investments will be recognized when earned.

Loans and debt securities, including those that are individually identified as being impaired under Accounting Standards Codification 310 — Receivables, or ASC 310, are generally placed on nonaccrual status immediately if, in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the debt agreement, or when principal or interest is past due 90 days or more. Interest accrued but not collected at the date a loan or security is placed on nonaccrual status is reversed against interest income. Interest income is recognized on nonaccrual loans or debt securities only to the extent received in cash. How-ever, where there is doubt regarding the ultimate collectability of principal, cash receipts, whether designated as principal or interest, are thereafter applied to reduce the carrying value of the loan or debt security. Loans or securities are restored to accrual status only when interest and principal payments are brought current and future payments are reasonably assured.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the weighted-average amortized cost of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

Payment-in-Kind Interest

We may have investments in our portfolio that contain a PIK interest provision. Any PIK interest will be added to the principal balance of such investments and is recorded as income, if the portfolio company valuation indicates that such PIK interest is collectible. In order to maintain our status as a RIC, substantially all of this income must be paid out to stockholders in the form of distributions, even if we have not collected any cash.

Portfolio and Investment Activity

For the year ended December 31, 2014, we made $31.3 million of investments in new portfolio companies and had $11.8 million in aggregate amount of exits and repayments, resulting in net exits and repayments of $19.5 million for the period. For the year ended December 31, 2013, we made $27.7 million of investments in new portfolio companies and had $10.3 million in aggregate amount of exits and repayments, resulting in net investments of $17.4 million for the period. As of December 31, 2014, we had one portfolio investment in default with a fair value of $500 which represented a negligible amount of our portfolio.

As of December 31, 2014, we have invested an aggregate of approximately $37.4 million in 45 investment positions in 40 portfolio companies. As of December 31, 2014, the fair value of our investment positions was $38.5 million (excluding cash and including the accrued interest of $1.1 million). As of such date, our estimated gross annual portfolio current yield was 9.98% and gross annual portfolio yield to maturity was 10.47% based on the purchase price of our investments. The average duration of our portfolio was approximately 2.53 years. As of December 31, 2014, we have exited 24 portfolio companies in full and 8 partially for aggregate sales proceeds of $25.0 million. As of December 31, 2014, we had one portfolio investment in default of payment of its par value at maturity date, Suntech Power Holdings Company, with a fair value of $500 which represented a negligible amount of our total portfolio. As of December 31, 2014, in addition to the investment in maturity date default, three additional investments had not paid coupon interest as due beyond the thirty day grace period. Interest on these investments was accrued through the date that the last coupon payment was received. These investments were placed in a nonaccrual status. Another investment, Education Management, LLC was restructured as a private equity instrument, and no longer has income producing attributes.

 The following table presents our portfolio composition based on fair value at December 31, 2014:

	At December 31, 2014
	Percentage of Total Portfolio	Weighted Average Current Coupon Yield
Investments – Money Market	7.6%	—%
Senior Secured First Lien Debt	22.4	9.3
Senior Secured Second Lien Debt	14.0	10.5
Senior Unsecured Debt	35.8	9.7
Senior Subordinated Debt	18.0	10.2
Equity Securities	2.2	n/a
Total	100.0%	10.7%

As of December 31, 2014, our investment portfolio had a yield to maturity of 10.47%, and an average duration of 2.53 years.

The following table presents our portfolio composition based on fair value at December 31, 2013:

	At December 31, 2013
	Percentage of Total Portfolio	Weighted Average Current Coupon Yield
Investments – Money Market	6.6%	—%
Senior Secured First Lien Debt	9.2	10.2
Senior Secured Second Lien Debt	21.3	10.8
Senior Unsecured Debt	33.8	10.4
Senior Subordinated Debt	29.1	11.1
Total	100.0%	10.7%

As of December 31, 2013, our investment portfolio had a yield to maturity of 11.16%, and an average duration of 2.36 years.

The following table shows the portfolio composition by industry grouping at fair value at December 31, 2014 (dollars in thousands):

	At December 31, 2014
	Investments at Fair Value	Percentage of Total Portfolio
Retail	$5,827	14.4%
Media: Advertising, Printing & Publishing	4,163	10.3
Healthcare & Pharmaceuticals	3,547	8.7
Services: Consumer	3,497	8.6
Investments – Money Market	3,104	7.7
Telecommunications	2,798	6.9
Aerospace and Defense	2,790	6.9
Metals & Mining	2,723	6.7
Consumer Goods: Durable	2,686	6.6
Energy: Oil & Gas	2,505	6.2
Services: Business	1,430	3.5
Automobile	1,337	3.3
Media: Broadcasting & Subscription	1,201	3.0
High Tech Industries	858	2.1
Environmental Industries	795	2.0
Hotel, Gaming & Leisure	704	1.7
Beverage, Food & Tobacco	567	1.4
Total	$40,532	100.0%

The following table shows the portfolio composition by industry grouping at fair value at December 31, 2013 (dollars in thousands):

	At December 31, 2013
	Investments at Fair Value	Percentage of Total Portfolio
Healthcare & Pharmaceuticals	$3,160	12.7%
Services: Business	3,015	12.2
Aerospace and Defense	2,616	10.6
Energy: Oil & Gas	2,604	10.5
Telecommunications	2,289	9.2
Investments – Money Market	1,644	6.6
Media: Advertising, Printing & Publishing	1,541	6.2
Services: Consumer	1,282	5.2
Metals & Mining	1,222	4.9
High Tech Industries	1,158	4.7
Banking, Finance, Insurance & Real Estate	1,069	4.3
Retail	968	3.9
Media: Broadcasting & Subscription	875	3.5
Hotel, Gaming & Leisure	790	3.2
Beverage, Food & Tobacco	557	2.2
Environmental Industries	8	0.1
Total	$24,798	100.0%

Our fair value of total investments was $40.5 million for the fiscal year ended December 31, 2014 as compared to $24.8 million for the fiscal year ended December 31, 2013. The portfolio increase in 2014 is mainly due to invested proceeds from continuous investor closings in 2014. The additional proceeds from investor closings throughout 2014 also led to a continued diversification of the portfolio by industry, as compared to 2013.

Discussion and Analysis of Results of Operations

Results of Operations:

The results of operations are based on revenue less expenses, adjusted for the impact of the realized gain/loss and change in unrealized gain/loss on our investment portfolio. To the extent that it is expected to be received, revenue is recognized on an accrual basis. Income is earned as coupon interest adjusted for the amortization of premiums and accretion of discounts is recognized on the high-yield investments. Expenses include professional services, management fees, administrative services-related parties, organizational and offering costs and other general and administrative. Realized gains/losses are from investments sold or called at an advantageous price. The unrealized gain/loss is the change in the market price on investments in the portfolio at period end, subject to significant fluctuation.

Operating results for the years ended December 31, 2014, 2013 and 2012 are as follows (dollars in thousands):

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012

Total investment income	$3,260	$1,659	$146
Total expenses (income), net	2,529	912	(4)
Net investment income	731	747	150
Net realized gains	166	395	-
Net unrealized depreciation	(6,259)	(496)	(119)
Net increase (decrease) in net assets resulting from operations	$(5,362)	$646	$31

Revenue

We generated investment income of $3.3 million for the fiscal year ended December 31, 2014, as compared to $1.7 million for the year ended December 31, 2013, and $0.1 million for the year ended December 31, 2012. The year ended December 31, 2014 included a non-recurring interest earned in Other Income of $0.1 million. The interest resulted from the Due from Affiliate balance of $1.3 million that was paid in full by our Manager in during the year ended December 31, 2014.

Interest from investments is in the form of interest and fees earned on senior secured loans, senior secured notes, subordinated debt, senior unsecured debt and collateralized securities in our portfolio. The level of income we receive is directly related to the balance of collectible income producing investments multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases. With the continuous offerings and periodic closings throughout 2013 and 2014, the assets available for and deployed to investment received a boost. The average balance of the December 31, 2014 note portfolio was significantly higher than the December 31, 2013 balance, and the average balances in December 31, 2013 portfolio saw a rise as compared to the December 31, 2012 balance, resulting in the increase in interest income over the three years. At December 31, 2014, the weighted average coupon yield was 10.7% equal to the 10.7% as of December 31, 2013. For the year ended December 31, 2014, the average net assets were $36.6 million, as compared to $21.4 million for the year ended December 31, 2013, and $5.8 million for the year ended December 31, 2012.

For the fiscal year ended December 31, 2014, four of the investments in our portfolio were on nonaccrual status as a result of the issuers being in default of the coupon payment for more than the thirty day grace period. Interest income was accrued through the date of the last coupon payment received for these investments. These four are Suntech Power Holdings Company, Ltd., 3%, May 15, 2013; NII Capital Corp, 10%, August 15, 2016; Endeavor International Corporation, 12%, March 1, 2018; and Endeavor International Corporation 12%, June 1, 2018. The investment in Education Management was restructured in 2014 to private equity for the year ended December 31, 2014. The new instrument does not accrue or pay interest.

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

Expenses

The composition of our operating expenses for the years ended December 31, 2014, 2013 and 2012 was as follows (dollars in thousands):

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012

Professional fees	$258	$444	$119
Director fees	49	42	31
Insurance	95	83	49
Management fees	732	429	61
Administrative services – related party	354	144	52
General and administrative	517	173	66
Offering expense	524	373	142
Operating expenses before expense waivers and reimbursements	2,529	1,688	520
Expense reimbursement	-	(776)	(524)
Total operating expenses net of expense waivers and reimbursements	$2,529	$912	$(4)

For the year ended December 31, 2014, 2013 and 2012, our operating expenses before expense waivers and reimbursements were $2.5 million, $1.7 million and $0.5 million, respectively. The rise in expenses for the year ended December 31, 2014 as compared to the year ended December 31, 2013 was due to higher management fees with more assets under management, additional offering costs with continuous and larger closings in 2014, a climb in administrative services-related party with more costs charged to the fund by the manager such as investor and supervisory services, and growth in general and administrative expenses with an increase in travel, transfer agent, and due diligence costs. The increase in expenses for the year ended December 31, 2014, was slightly offset with a reduction in professional fees of $0.2 million. Administrative services-related parties include the costs outlined in the administration agreement. The amount of offering costs is directly related to the gross offering price of shares sold in the period. Professional fees were lower in 2014, as less legal and audit support was needed than in 2013.

For the year ended December 31, 2013 and 2012, our operating expenses before expense reimbursement were $1.7 million and $0.5 million, respectively. The increase in expenses in 2013 was due to the continued offerings and more assets under management in 2013, as compared to 2012. This led to larger management fees and offering costs. Professional services grew in 2013 as compared to 2012 as more legal and audit help was needed in 2013. Our manager charged additional administrative services to the fund in 2013, as compared to 2012. The increase in general and administrative expenses in 2013 as compared to 2012 was due to a rise in transfer agent fees and more travel.

The management fees for the years ended December 31, 2014, 2013 and 2012 remain at 2% of the net asset value. The offering costs are consistent at 1.5% of the gross closing proceeds for the years ended December 31, 2014, 2013 and 2012.

Expense Reimbursement

We entered into an expense reimbursement agreement with our prior manager under which the prior manager agreed to reimburse us for all U.S. GAAP compliant expenses recognized on our quarterly financial statements for 2012, retroactive to the date of formation on August 3, 2011. In 2013, the expense reimbursement agreement was modified to exclude management fees and incentive fees payable to the Manager effective as of January 1, 2013. We recognized a receivable on our books for the amount due from the prior manager under the expense reimbursement agreement, and the prior manager recognized a liability on its books in the same amount. The expense reimbursement agreement allowed the prior manager and us to offset the related receivables from and payables to each other resulting in a net receivable, or payable position. Our prior manager was obligated to reimburse us for $0.0 million in 2014, $0.8 million in 2013 and $0.5 million in 2012.

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

During the year ended December 31, 2014, our Manager paid in full the Due from Affiliate balance of $1.3 million. In addition, during the year ended December 31, 2014, we accrued $0.1 million of interest on such amount at the rate of 7.35% per annum.

Net Investment Income

Our net investment income totaled $0.7 million, $0.7 million and $0.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. The balance of our net investment income was attributable to investment income less operating expenses for the period. For the year ended December 31, 2014, total investment income was $3.3 million. For the year ended December 31, 2014, the total investment income includes $0.1 million of nonrecurring interest, captured in other income.

The increase in net investment income for the year ended December 31, 2014 as compared to the year ended December 31, 2013 is due to a higher earning asset average balance in the investment portfolio. For the year ended December 31, 2014, total expenses before expense reimbursements were $2.5 million. For the year ended December 31, 2013, total expenses before expense reimbursements were $1.7 million.

Net Realized Gains or Losses from Investments

For the years ended December 31, 2014, 2013 and 2012, we had $11.8 million, $10.3 million and $1.2 million of principal repayments, resulting in $0.2 million, $0.4 million and $233 of realized gains, respectively.

Net Change in Unrealized Appreciation or Depreciation on Investments

For the years ended December 31, 2014, 2013 and 2012, we had $6.3 million, $0.5 million and $0.1 million of unrealized depreciation, respectively. The increase in unrealized depreciation during fiscal 2014 was due to two main factors. First, the high yield corporate bond market declined overall due to a variety of macro factors, including the ending of Quantitative Easing by the Federal Reserve, concerns about the Chinese and European economies, and worries about the economic effect of various global conflicts, particularly in Ukraine and the Middle East. For example, the BofA Merrill Lynch U.S. High Yield Master II Index total return declined 0.6% (including interest and dividends on securities) during the year ended December 31, 2014, respectively.

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

Changes in Net Assets from Operations

For the years ended December 31, 2014, 2013 and 2012, we recorded a net increase (decrease) in net assets resulting from operations of $(5.4) million, $0.6 million and $0.03 million, respectively. This decrease is due to the reduction in fair value of our investment portfolio. Consistent with the high yield bond market, the portfolio experienced a market value reduction, with a net unrealized depreciation on investments of $(6.5) million for the year ended December 31, 2014. Based on 4,281,647, 2,150,019 and 246,231 weighted average common shares outstanding for the years ended December 31, 2014, 2013 and 2012, respectively, our per share net increase (decrease) in net assets resulting from operations was $(1.25), $0.30 and $0.13, respectively.

Liquidity and Capital Resources

We generate cash primarily from the net proceeds of our ongoing continuous public offering and from cash flows from fees, interest and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. On July 10, 2012, we satisfied our minimum offering requirement of raising gross offering proceeds in excess of $1.0 million from persons who are not affiliated with us or our Manager. As of December 31, 2014, we had issued 5.5 million shares of common stock, including 0.2 million shares under our distribution reinvestment plan (“DRIP”) and 0.08 million shares redeemed under our tender offer, gross proceeds from our issuance total $55.5 million, including $1.9 million under our DRIP and $0.8 million in tender offer redemption shares.

We currently sell our shares on a continuous basis. In the year ended December 31, 2014, we had two pricing reductions. On August 8, 2014, we decreased the share price for new investments from $10.15 to $10.00 per share, and on November 18, 2014 we decreased the share price for new investments from $10.00 to $9.75 per share. To the extent that our net asset value per share increases, we will sell at a price necessary to ensure that our shares are not sold at a price, after deduction of selling commissions and dealer manager fees, that are below our net asset value per share.

Prior to investing in debt securities, we invest the net proceeds from our continuous offering primarily in money market funds that invest in U.S. government securities and high-quality debt instruments maturing in one year or less from the time of investment. As of December 31, 2014, we had $3.1 million invested in money market investments pending investment in debt instruments. As of December 31, 2013, we had $1.6 million invested in money market investments pending investment in debt instruments.

For the year ended December 31, 2014, we experienced a net increase in money market investments of $1.5 million. For the year ended December 31, 2014, approximately $17.9 million was generated from our financing activities, which primarily consisted of $20.5 million in net offering proceeds received, offset by $2.0 million in distributions. We used approximately $17.9 million of cash in our operating activities primarily as the result of the purchase of new portfolio debt investments of $11.8 million, offset by the receipt of proceeds from the sale of, repayment of and principal payments on portfolio debt investments of $31.3 million. Cash used in operating activities was also affected by increases in receivables for interest and due from related party.

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

Distributions

Subject to our board of trustees' discretion and applicable legal restrictions, we authorize and declare ordinary cash distributions on a semi-monthly basis and pay such distributions on a semi-monthly basis. Any distributions to our shareholders will be declared out of assets legally available for distribution. We may fund our cash distributions to shareholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, and dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies. We have not established limits on the amount of funds we may use from available sources to make distributions.

When we commenced operations, we initiated a policy of declaring semi-monthly distributions at an annual distribution rate of 7.35% per annum of our offering price. We have authorized, declared and paid distributions to our shareholders at that rate on a semi-monthly basis since July 2012. Our distributions historically have not been based on our investment performance. Prior to September 2013, our distributions were supported by our Manager in the form of operating expense support payments to us, and a portion of our distributions constituted a return of capital. Since September 2013, we have not had an expense support agreement with our Manager and as a result a greater portion of our distributions have constituted a return of capital. A return of capital generally is a return of your investment rather than a return of earnings or gains derived from our investment activities constitutes the return of capital previously paid to us for shares of our common stock.

The following table shows the percentage of our distributions which have been funded from net investment income, realized capital gains and paid in capital since the inception of operations:

		Net	Realized
		Investment	Gain From	Return of
Period	Per Share	Income	Investments	Capital
July 12, 2012 - September 30, 2012	$0.18375	64%	0%	36%
October 1, 2012 - December 31, 2012*	0.26075	59%	0%	41%
January 1, 2013 - March 31, 2013	0.26259	67%	13%	20%
April 1, 2013 - June 30, 2013	0.18650	77%	14%	9%
July 1, 2013 - September 30, 2013	0.18650	51%	10%	39%
October 1, 2013 - December 31, 2013	0.18650	4%	47%	49%
January 1, 2014 - March 31, 2014	0.18650	20%	13%	67%
April 1, 2014 - June 30, 2014	0.18650	46%	0%	54%
July 1, 2014 - September 30, 2014	0.18467	17%	3%	80%
October 1, 2014 - December 31, 2014	0.18145	13%	6%	81%

(*) Includes a special distribution of $0.077 per share.

We expect to continue making distributions at the same distribution rate unless our results of operations, our general financial condition, general economic conditions, or other factors prohibit us from doing so. From time to time, but not less than quarterly, we review our accounts to determine whether distributions to our shareholders are appropriate. There can be no assurance that we will be able to sustain distributions at any particular level.

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

The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. The actual tax characteristics of distributions to shareholders are reported to shareholders annually on a Form 1099-DIV.

The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common stock (dollars in thousands) during the fiscal years ended December 31, 2014, 2013 and 2012:

	Year ended		Year ended		Year ended
Source of Distributions:	December 31, 2014		December 31, 2013		December 31, 2012
Distributions from net investment income	$731	23.3%	$746	44.0%	$150	60.0%
Distributions from realized gains	166	5.3%	395	23.3%	-	0.0%
Distributions from paid In capital	2,241	71.4%	556	32.7%	100	40.0%
Total	$3,138	100.0%	$1,697	100.0%	$250	100.0%

Distribution Reinvestment Plan

We have adopted an “opt-in” DRIP pursuant to which shareholders may elect to have the full amount of their cash distributions reinvested in additional shares of our common stock. If shareholders wish to receive their distribution in cash, no action will be required on their part to do so. There will be no selling commissions, dealer manager fees or other sales charges to shareholders if, they elect to participate in the DRIP. We will pay the plan administrator’s fees under the plan. Shareholders distribution amount will purchase shares at 95% of the price that the shares are offered pursuant to the effective registration statement of the public offering. Shares issued pursuant to our DRIP will have the same voting rights as our shares of common stock offered pursuant to our prospectus.

We are in a fund raising stage. As such, we incur offering expenses of 1.5% of the gross offering proceeds. The chart below shows the percentages of distributions from Net Investment Income excluding offering costs:

	Offering Expenses	Net Investment Income excluding offering costs	% Distribution from Net Investment Income excluding offering costs	% Distributions from Realized Gains excluding offering costs	% Distributions from Paid In Capital excluding offering costs
2014	$524	$1,255	40%	5%	55%
2013	$373	$1,120	66%	23%	11%
2012	$142	$292	100%	0%	0%

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

The compensation we pay to our Manager was not entered into on an arm’s-length basis with unaffiliated third parties. As a result, the form and amount of such compensation may be less favorable to us than they might have been had they might have been entered into through arm’s-length transactions with unaffiliated parties. See “Contractual Obligations” for a discussion of the investment advisory agreement we have with the Manager.

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

As a business development company, we are subject to certain regulatory restrictions in making our investments. For example, we generally are not permitted to co-invest with certain entities affiliated with our Manager in transactions originated by our Manager or its affiliates unless we obtain an exemptive order from the SEC or co-invest alongside our Manager or its affiliates in accordance with existing regulatory guidance and our allocation policy. Under existing regulatory guidance, we are permitted to, and may co-invest in syndicated deals and secondary loan market transactions where price is the only negotiated point. We may seek exemptive relief from the SEC to engage in co-investment transactions with our Manager and/or its affiliates. However, there can be no assurance that we will obtain such exemptive relief, if requested. Even if we receive exemptive relief, neither our Manager nor its affiliates are obligated to offer us the right to participate in any transactions originated by them. Prior to obtaining exemptive relief, we may co-invest alongside our Manager or its affiliates only in accordance with existing regulatory guidance and our allocation policy.

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

Assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity, a 100 basis point move in prime interest rates up or down from their December 31, 2014 levels, would increase or decrease our net income by $0.4 million annually. The effect of a 100 basis point increase or decrease in prime interest rates from their December 31, 2014 levels would result in an increase or decrease in net asset value of $0.4 million or 1.11%.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

VII Peaks Co-Optivist Income BDC II, Inc.

We have audited the accompanying statements of assets and liabilities of VII Peaks Co-Optivist Income BDC II, Inc. (the Fund) as of December 31, 2014 and 2013, including the schedules of investments as of December 31, 2014 and 2013, and the related statements of operations, changes in net assets and cash flows for the years ended December 31, 2014, 2013 and 2012. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2014, by correspondence with the custodian. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VII Peaks Co-Optivist Income BDC II, Inc. as of December 31, 2014 and 2013, and the results of its operations, changes in its net assets and its cash flows for the years ended December 31, 2014, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Burr Pilger Mayer, Inc.

San Francisco, California

March 5, 2015

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share data)

	As of
	December 31, 2014	December 31, 2013

ASSETS

Investments, at fair value (amortized cost of $44,302 and $23,769)	$37,428	$23,154
Investments, money market at fair value (cost of $3,104 and $1,644)	3,104	1,644
Total investments, at fair value	$40,532	$24,798
Interest receivable	1,050	579
Prepaid expenses	18	8
Due from related party	28	1,354
Receivable for common stock purchased	614	974
Total assets	$42,242	$27,713

LIABILITIES
Payable for unsettled trades	$1,340	$104
Management fees payable	7	8
Accounts payable and accrued liabilities	183	129
Stockholder distributions payable	163	99
Total liabilities	$1,693	$340

NET ASSETS
Preferred stock, par value, $.001 per share, 50,000,000 authorized, none issued and outstanding	$-	$-
Common stock, par value, $.001 per share, 200,000,000 authorized; 5,546,292 and 3,151,376 shares issued and outstanding, respectively	6	3
Paid-in capital in excess of par value	51,096	28,650
Treasury stock at cost, 79,667 and 548 shares, respectively	(778)	(5)
Accumulated distribution in excess of net investment income and net realized gain on investments	(2,901)	(660)
Net unrealized depreciation on investments	(6,874)	(615)
Total net assets	40,549	27,373
Total liabilities and net assets	$42,242	$27,713

Net asset value per share	$7.31	$8.69

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2014	2013	2012
			(Restated)(a)
Investment income:
Interest from investments	$3,157	$1,658	$146
Other income	103	1	-
Total investment income	$3,260	$1,659	$146

Operating expenses:
Professional fees	$258	$444	$119
Directors fees	49	42	31
Insurance	95	83	49
Management fees	732	429	61
Administrative services - related parties	354	144	52
General and administrative	517	173	66
Offering expense	524	373	142
Operating expenses before expense waivers and reimbursements	$2,529	$1,688	$520
Expense reimbursement	-	(776)	(524)
Total operating expenses net of expense waivers and reimbursements	$2,529	$912	$(4)

Net investment income	$731	$747	$150

Realized and unrealized gain (loss) on investments:
Net realized gain from investments	$166	$395	$-
Net unrealized appreciation (depreciation) on investments	(6,259)	(496)	(119)
Net realized and unrealized gain (loss) on investments	(6,093)	(101)	(119)

Net increase (decrease) in net assets resulting from operations	$(5,362)	$646	$31

Per share information - basic and diluted:
Net investment income	$0.17	$0.35	$0.61
Net increase (decrease) in net assets resulting from operations	$(1.25)	$0.30	$0.13
Weighted average common shares outstanding	4,281,647	2,150,019	246,231

(a)	The Fund filed an Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on February 19, 2013 for the purpose of restating its financial statements to comply with the investment advisory agreement between the Fund and the Fund’s investment manager.

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share and per share data)

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012
			(Restated)(a)
Operations:
Net investment income	$731	$747	$150
Net realized gain from investments	166	395	-
Net unrealized appreciation (depreciation) on investments	(6,259)	(496)	(119)
Net increase (decrease) in net assets from operations	(5,362)	646	31
Stockholder distributions:
Distributions from net investment income	(731)	(746)	(150)
Distributions from net realized gain on investments	(166)	(395)	-
Distributions from paid in capital	(2,241)	(556)	(100)
Net decrease in net assets from stockholder distributions	(3,138)	(1,697)	(250)
Capital share transactions:
Issuance of common stock, net of issuance costs	20,562	19,412	8,358
Reinvestment of stockholder distributions	1,134	681	-
Total investment contributions transferred in-kind	758	-	-
Treasury captial/redemptions	(778)	(5)	-
Net increase in net assets from capital share transactions	21,676	20,088	8,358

Total increase in net assets	13,176	19,037	8,139
Net assets at beginning of period	27,373	8,336	197
Net assets at end of period	$40,549	$27,373	$8,336

Net asset value per common share	$7.31	$8.69	$8.77
Common shares outstanding at end of period	5,546,292	3,151,376	950,733

Accumulated distribution in excess of net investment income and net realized gain on investments	$(2,901)	$(660)	$(104)

(a)	The Fund filed an Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on February 19, 2013 for the purpose of restating its financial statements to comply with the investment advisory agreement between the Fund and the Fund’s investment manager.

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF CASH FLOWS

(in thousands, except share and per share data)

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012
			(Restated)(a)
Operating activities:
Net increase (decrease) in net assets from operations	$(5,362)	$646	$31
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Paid-in-kind interest income	(19)	-	-
Net accretion of discount on investments	(67)	(61)	(26)
Repayments of investments	11,765	10,314	1,250
Purchase of investments	(31,308)	(27,685)	(7,166)
Repayments of investments - money market	34,047	29,777	-
Purchase of investments - money market	(35,507)	(30,117)	(1,103)
Net realized gain from investments	(166)	(395)	-
Net unrealized depreciation on investments	6,259	496	119
(Increase) decrease in operating assets:
Interest receivable	(471)	(447)	(132)
Prepaid expenses	(10)	(3)	(5)
Due from related party	1,316	(799)	(555)
Receivable for common stock purchased	361	(245)	-
Increase (decrease) in operating liabilities:
Payable for unsettled trades	1,236	104	-
Management fees payable	(1)	(13)	21
Accounts payable and accrued liabilities	54	58	67
Net cash used in operating activities	(17,873)	(18,370)	(7,499)

Financing activities:
Proceeds from issuance of shares of common stock, net	20,562	19,412	7,581
Redemptions of common stock	47	-	-
Stockholder distributions	(1,958)	(1,037)	(82)
Treasury stock	(778)	(5)	-
Net cash provided by financing activities	17,873	18,370	7,499

Net increase in cash and cash equivalents	-	-	-
Cash and cash equivalents, beginning of period	-	-	-
Cash and cash equivalents, end of period	$-	$-	$-

Supplemental non-cash information:
DRIP distribution payable	$102	$35	$46
Cash distribution payable	$61	$64	$74
DRIP distribution paid	$1,116	$680	$49

(a)	The Fund filed an Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on February 19, 2013 for the purpose of restating its financial statements to comply with the investment advisory agreement between the Fund and the Fund’s investment manager.

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

SCHEDULE OF INVESTMENTS

(dollars in thousands)

December 31, 2014

Portfolio Company (a)	Industry	Investment Coupon Rate, Maturity Date	Principal	Amortized Cost	Fair Value	% of Net Assets
Senior Secured First Lien Debt - 22.3% (b)
Accuride Corp.	Consumer Goods: Durable	9.50%, 8/1/2018	$1,400	$1,435	$1,442	3.6%
APX Group, Inc.	Services: Consumer	6.375%, 12/1/2019	825	825	790	1.9%
Caesars Entertainment Operating Co., Inc.	Hotel, Gaming & Leisure	11.25%, 6/1/2017	860	765	630	1.5%
Cambrium Learning Group, Inc.	Services: Consumer	9.75%, 2/15/2017	1,375	1,392	1,347	3.3%
EarthLink Holdings Corp.	Telecommunications	7.38%, 6/1/2020	40	41	41	0.1%
Endeavour International Corp. (d)	Energy: Oil & Gas	12.00%, 3/1/2018	525	551	578	1.4%
EuraMax International, Inc.	Metals & Mining	9.50%, 4/1/2016	1,475	1,464	1,371	3.4%
Goodman Networks, Inc.	Telecommunications	12.13%, 7/1/2018	800	849	826	2.0%
Kratos Defense & Security Solutions, Inc.	Aerospace and Defense	7.00%, 5/15/2019	1,550	1,325	1,318	3.3%
Toys R Us Property Co II LLC	Retail	8.50%, 12/1/2017	725	736	720	1.8%
Sub Total Senior Secured First Lien Debt			$9,575	$9,383	$9,063	22.3%

Senior Secured Second Lien Debt - 14.0% (b)
Aspect Software, Inc.	Telecommunications	10.63%, 5/15/2017	$1,302	$1,322	$1,230	3.0%
Bon-ton Department Stores, Inc.	Retail	10.63%, 7/15/2017	1,390	1,384	1,383	3.4%
Claire's Stores, Inc.	Retail	8.88%, 3/15/2019	825	805	668	1.6%
Endeavour International Corp. (d)	Energy: Oil & Gas	12.00%, 6/1/2018	725	708	239	0.6%
Logan's Roadhouse, Inc.	Beverage, Food & Tobacco	10.75%, 10/15/2017	770	738	566	1.4%
Radiation Therapy Services, Inc.	Healthcare & Pharmaceuticals	8.88%, 1/15/2017	1,285	1,277	1,298	3.2%
Saratoga Resources, Inc.	Energy: Oil & Gas	12.50%, 7/1/2016	885	897	310	0.8%
Sub Total Senior Secured Second Lien Debt			$7,182	$7,131	$5,694	14.0%

Senior Unsecured Debt - 35.8% (b)
APX Group, Inc.	Services: Consumer	8.75%, 12/1/2020	$575	$553	$486	1.2%
Armored Autogroup, Inc.	Consumer Goods: Durable	9.25%, 11/1/2018	1,250	1,247	1,244	3.1%
Caesar's Entertainment Corp.	Hotel, Gaming & Leisure	10.75%, 2/1/2016	495	475	74	0.2%
Cenveo Corp.	Services: Business	11.50%, 5/15/2017	1,571	1,576	1,430	3.5%
Clear Channel Communications	Media: Broadcasting & Subscription	10.00%, 1/15/2018	1,400	1,335	1,200	3.0%
Colt Defense LLC	Aerospace and Defense	8.75%, 11/15/2017	1,253	1,073	507	1.2%
DynCorp International Inc.	Aerospace and Defense	10.38%, 7/1/2017	1,135	1,148	965	2.4%
EarthLink Holdings Corp.	Telecommunications	8.88%, 5/15/2019	375	366	370	0.9%
Gentiva Health Services, Inc.	Healthcare & Pharmaceuticals	11.50%, 9/1/2018	925	967	984	2.4%
Gymboree Corp.	Retail	9.13%, 12/1/2018	810	764	312	0.8%
Hutchinson Technology, Inc.	High Tech Industries	8.50%, 1/15/2026, puttable on 01/15/2015	858	819	858	2.1%
NII Capital Corp. (d)	Telecommunications	10.00%, 8/15/2016	960	921	331	0.8%
Nuverra Environmental Solutions, Inc.	Environmental Industries	9.88%, 4/15/2018	1,325	1,361	795	2.0%
QuickSilver Resources, Inc.	Energy: Oil & Gas	7.13%, 4/1/2016	890	863	71	0.2%
Seitel, Inc.	Energy: Oil & Gas	9.50%, 4/15/2019	1,575	1,574	1,307	3.2%
Sitel LLC / Sitel Finance Corp	Media: Advertising, Printing & Publishing	11.50%, 4/1/2018	1,450	1,413	1,138	2.8%
Suntech Power Holdings Company, Ltd. (c)	Environmental Industries	3.00%, 5/15/2013	100	107	1	0.0%
UCI International Inc	Automobile	8.63%, 2/15/2019	1,400	1,358	1,337	3.3%
Visant Corp.	Media: Advertising, Printing & Publishing	10.00%, 10/1/2017	1,275	1,238	1,106	2.7%
Sub Total Senior Unsecured Debt			$19,622	$19,158	$14,516	35.8%

Senior Subordinated Debt -18.0% (b)
Affinion Group, Inc.	Media: Advertising, Printing & Publishing	13.50%, 8/15/2018	$816	$707	$612	1.5%
American Media, Inc.	Media: Advertising, Printing & Publishing	11.50%, 12/15/2017	1,320	1,382	1,307	3.2%
Central Garden and Pet Co.	Retail	8.25%, 3/1/2018	1,400	1,440	1,411	3.5%
Claires Stores, Inc	Retail	10.50%, 6/1/2017	715	711	651	1.6%
DJO Finance, LLC.	Healthcare & Pharmaceuticals	9.75%, 10/15/2017	1,265	1,313	1,265	3.1%
Ryerson Inc./Joseph T Ryerson & Son, Inc.	Metals & Mining	9.00%, 10/15/2017	1,315	1,376	1,351	3.4%
Toys R Us Inc.	Retail	10.38%, 8/15/2017	860	821	684	1.7%
Sub Total Senior Subordinated Debt			$7,691	$7,750	$7,281	18.0%

Equity Securities - 2.2%
Education Management LLC (d)	Services: Consumer		$874	$880	$874	2.2%
Sub Total Equity Securities			$874	$880	$874	2.2%

Investments - Money Market -7.7%
Investments - U.S. Bank Money Market		0.03%	$3,104	$3,104	$3,104	7.7%
Sub Total Investments - Money Market			$3,104	$3,104	$3,104	7.7%

TOTAL INVESTMENTS - 100.0% (b)				$47,406	$40,532	100.0%

(a)	All of our investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, except for Caesar's Entertainment Corp., Earthlink Holdings Corp., Kratos Defense & Security Solutions, Inc., and Suntech Power Holdings Company, Ltd.
(b)	Percentages are based on net assets of $40,549 as of December 31, 2014.
(c)	Non-U.S. company. The principal place of business for Suntech Power Holdings Company, Ltd. Is China. Non-income producing as of December 31, 2014.
(d)	Non-income producing as of December 31, 2014.

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

SCHEDULE OF INVESTMENTS

(dollars in thousands)

December 31, 2013

Portfolio Company (a)	Industry	Investment Coupon Rate, Maturity Date	Principal	Amortized Cost	Fair Value	% of Net Assets

Senior Secured First Lien Debt - 8.4% (b)
Endeavour International Corp.	Energy: Oil & Gas	12.00%, 3/1/2018	$525	$551	$539	2.0%
EuraMax International Inc.	Metals & Mining	9.50%, 4/1/2016	775	779	777	2.8%
GSX Worldwide, Inc.	Services: Business	9.75%, 6/15/2015	940	965	971	3.6%
Sub Total Senior Secured First Lien Debt			$2,240	$2,295	$2,287	8.4%

Senior Secured Second Lien Debt - 19.3% (b)
Apria Healthcare Group, Inc.	Healthcare & Pharmaceuticals	12.38%, 11/1/2014	$571	$581	$576	2.1%
Aspect Software, Inc.	Telecommunications	10.63%, 5/15/2017	692	696	697	2.6%
Bon-ton Department Stores, Inc.	Retail	10.63%, 7/15/2017	40	41	40	0.1%
Caesar's Entertainment Corp.	Hotel, Gaming & Leisure	10.00%, 12/15/2015	505	481	432	1.6%
Cenveo Corp.	Services: Business	8.88%, 2/1/2018	585	589	585	2.1%
Endeavour International Corp.	Energy: Oil & Gas	12.00%, 6/1/2018	700	688	655	2.4%
Logan's Roadhouse, Inc.	Beverage, Food & Tobacco	10.75%, 10/15/2017	750	715	557	2.0%
Radiation Therapy Services, Inc.	Healthcare & Pharmaceuticals	8.88%, 1/15/2017	935	922	944	3.5%
Saratoga Resources, Inc.	Energy: Oil & Gas	12.50%, 7/1/2016	860	888	804	2.9%
Sub Total Senior Secured Second Lien Debt			$5,638	$5,601	$5,290	19.3%

Senior Unsecured Debt - 30.6% (b)
Alion Science and Technology Corp.	Aerospace and Defense	10.00% cash; 2% PIK, 11/1/2014	$1,030	$1,038	$1,051	3.9%
Avaya, Inc.	Telecommunications	9.75%, 11/1/2015	650	633	645	2.4%
Avaya, Inc.	Telecommunications	10.13%, 11/1/2015	460	442	457	1.7%
Caesar's Entertainment Corp.	Hotel, Gaming & Leisure	10.75%, 2/1/2016	445	416	358	1.3%
Cenveo Corp.	Services: Business	11.50%, 5/15/2017	510	492	502	1.8%
Ceridian Corporation	Services: Business	11.25%, 11/15/2015	390	402	393	1.4%
Ceridian Corporation	Services: Business	12.25%, 11/15/2015	560	576	564	2.1%
Colt Defense LLC	Aerospace and Defense	8.75%, 11/15/2017	853	718	737	2.7%
DynCorp International Inc.	Aerospace and Defense	10.38%, 7/1/2017	810	850	828	3.0%
Education Management LLC (d)	Services: Consumer	15.00%, 6/1/2014	270	232	293	1.1%
Harland Clarke Corp.	Banking, Finance, Insurance & Real Estate	9.50%, 5/15/5015	691	692	694	2.5%
Hutchinson Technology, Inc.	High Tech Industries	8.50%, 1/15/2026, puttable on 1/15/2015	443	406	388	1.4%
NII Cap Corp	Telecommunications	10.00%, 8/15/2016	925	907	490	1.8%
QuickSilver Resources, Inc.	Energy: Oil & Gas	7.13%, 4/1/2016	620	594	606	2.2%
Suntech Power Holdings Company, Ltd.	Environmental Industries	3.00%, 2/28/2014	100	98	8	0.0%
Travelport LLC	Services: Consumer	11.375% cash; 2.5% PIK, 3/1/2016	340	308	361	1.3%
Sub Total Senior Unsecured Debt			$9,097	$8,804	$8,375	30.6%

Senior Subordinated Debt - 26.3% (b)
Accelent, Inc.	Healthcare & Pharmaceuticals	10.00%, 11/1/2017	$775	$732	$800	2.9%
Affinion Group, Inc.	Media: Advertising, Printing & Publishing	13.50%, 8/15/2018	816	689	812	2.9%
American Media, Inc.	Media: Advertising, Printing & Publishing	11.50%, 12/15/2017	670	704	729	2.7%
Claires Stores, Inc	Retail	10.50%, 6/1/2017	215	220	220	0.8%
DJO Finance, LLC.	Healthcare & Pharmaceuticals	9.75%, 10/15/2017	825	864	840	3.1%
First Data Corp.	Banking, Finance, Insurance & Real Estate	11.25%, 3/31/2016	374	375	375	1.4%
Radio One, Inc.	Media: Broadcasting & Subscription	12.50%, 5/24/2016	875	889	875	3.2%
Ryerson Inc./Joseph T Ryerson & Son, Inc.	Metals & Mining	9.00%, 10/15/2017	420	438	445	1.6%
Serena Software, Inc.	High Tech Industries	10.38%, 3/15/2016	770	786	770	2.8%
Toys R Us, Inc.	Retail	10.38%, 8/15/2017	825	790	707	2.6%
Travelport LLC	Services: Consumer	11.88%, 9/1/2016	620	582	629	2.3%
Sub Total Senior Subordinated Debt			$7,185	$7,069	$7,202	26.3%

Investments - Money Market - 6.0% (b)		0.03%
Investments – U.S. Bank Money Market			$1,644	$1,644	$1,644	6.0%
Sub Total Investments - Money Market			$1,644	$1,644	$1,644	6.0%

TOTAL INVESTMENTS - 90.6% (b)				$25,413	$24,798	90.6%

(a)	All of our investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, except for Caesar's Entertainment Corp., Education Management LLC, NII Capital Corp., QuickSilver Resources, Inc., and Suntech Power Holdings Company, Ltd.
(b)	Percentages are based on net assets of $27,373 as of December 31, 2013.
(c)	Non-U.S. company. The principal place of business for Suntech Power Holdings Company, Ltd. Is China.
(d)	The notes pay cash interest at the rate of 15% per annum. For any interest period after March 30, 2014, the notes pay additional PIK interest in the form of additional notes. PIK interest on notes accrues at the rate of (i) 1.0% per annum for the period from March 30, 2014 through and including March 30, 2015, (ii) 2.0% per annum for the period from March 30, 2015 through and including March 30, 2016, (iii) 3.0% per annum for the period from March 30, 2016 through and including March 30, 2017 and (iv) 4.0% per annum for the period from March 30, 2017 through and including July 1, 2018.

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014

Note 1.  Nature of Operations

VII Peaks Co-OptivistTM Income BDC II, Inc. (the “Fund” or “we”), a Maryland corporation formed in August 3, 2011, is an externally managed, non-diversified closed-end management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940, as amended or (“1940 Act”). In addition, we have elected to be treated for federal income tax purpose, and intend to qualify annually, as a regulated investment company, or (“RIC”), under Subchapter M of the Internal Revenue Code of 1986, as amended, or (the “Code”).

We invest in discounted corporate debt and equity-linked debt securities of public and private companies that trade on the secondary loan market for institutional investors and provide distributions to investors. The debt is generally high-yield and non-investment grade. At the same time, we actively work with the target company’s management to restructure the underlying securities and improve the liquidity position of the target company’s balance sheet. We employ a proprietary “Co-Optivist” TM approach (“cooperative activism”, Co-OptivistTM is a registered trademark of VII Peaks Capital, LLC, or (“VII Peaks”), and is being used with their permission) in executing our investment strategy, which entails proactively engaging the target company management on average 24 months prior to a redemption event (typically a put or maturity event) to create an opportunity for growth in the investments. Our strategy is not dependent on restructuring to generate distributions. Capital appreciation on securities is generally not realized evenly over the holding period. In some instances market prices for securities may continue to reflect a discount until a relatively short time period prior to a redemption event. The potential capital gain typically occurs during the end of the holding period of a bond in our portfolio when securities are either called by the company or exchanged to new securities during refinance. We have tendered certain debt securities well above the market-traded deep discount.

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

We offer our shareholders the ability to receive distributions as well as the potential capital appreciation resulting from the restructuring of the debt of our target companies. To the extent we have distributable income available we anticipate making distributions on a semi-monthly basis to our shareholders.

Between 2001 and 2008, corporate debt levels and the supply of leverage offered by banks and other investors began a steady increase. Since then, corporate debt has continued to increase, with the financing sources less available. We believe a significant amount of this debt will be subject to a redemption event prior to 2021. Many of the companies that have outstanding issues of such debt have not, or been unable to proactively refinance, creating a “refinancing wall” that we believe will create a liquidity shortfall for many issuers. The value of the debt securities of these companies as reflected in prices quoted in the secondary loan market, may be at a significant discount to par, and represent a premium yield to maturity reflective of these liquidity concerns, creating the opportunity for us to identify and invest in the debt securities of select companies at attractive current market valuations. We believe that our Co-OptivistTM approach can help our target companies achieve results that are beneficial to the long-term value of their businesses, which will in turn, result in capital gains through capital appreciation, or the exchange of invested securities into a current security or cash at a premium to its acquisition price. Our principals collectively have experience in principal investing, debt securities and general capital markets, and we believe we are well-positioned to capitalize on these opportunities.

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Fund included herein were prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") and pursuant to the requirements for reporting on Form 10-K.

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

The Fund has evaluated the implications of Accounting Standards Codification (“ASC”) Topic 740, for all open tax years and in all major tax jurisdictions, and determined that there is no material impact on the financial statements. The Fund continues to remain subject to examination by U.S. federal and state authorities for the years 2010 through 2014.

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

In May, 2014, the FASB issued ASU No. 2014-09, Revenue with Contracts from Customers. ASU No. 2014-09 provides clarification on the principles to recognize revenue and to develop a common standard between GAAP and IFRS. The guidance will be effective in 2016. Management is currently evaluating the impact of these changes but does not believe it will have a material impact.

In June 2013, the FASB issued ASU 2013-08, Financial Services – Investment Companies ASC Topic 946, which affects the scope, measurement and disclosure requirements for investment companies under U.S. GAAP. ASU 2013-08 contains new guidance on assessing whether an entity is an investment company, requiring non-controlling ownership interest in investment companies to be measured at fair value and requiring certain additional disclosures. This guidance became effective for us on January 1, 2014 and did not have a material impact on our financial position or disclosures.

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

Our total interest income was $3.3 million for the year ended December 31, 2014, as compared to $1.7 million for the year ended December 31, 2013, respectively. The increase is due to a larger note portfolio earning interest in 2014 as compared to 2013. At December 31, 2014, the weighted average coupon yield was 10.7%, equal to the 10.7% as of December 31, 2013. For the year ended December 31, 2014, the average net assets were $36.6 million, as compared to $21.4 million for the year ended December 31, 2013.

For the year ended December 31, 2014, four of the investments in the portfolio did not accrue interest as the issuers were in default of the coupon payment for more than the thirty day grace period. Interest income was accrued through the date of the last coupon payment received for these investments. These four are Suntech Power Holdings Company, Ltd., 3%, May 15, 2013, NII Capital Corp, 10%, August 15, 2016, Endeavor International Corporation, 12%, March 1, 2018 and Endeavor International Corporation 12%, June 1, 2018. The investment in Education Management, LLC has been restructured to private equity. The instrument does not accrue or pay interest.

Expense Reimbursement Agreement

We entered into an expense reimbursement agreement with our prior manager under which the prior manager agreed to reimburse us for certain U.S. GAAP compliant expenses recognized on our quarterly financial statements for 2012, retroactive to the date of formation on August 3, 2011. In 2013, the expense reimbursement agreement was modified to exclude management fees and incentive fees payable to the prior manager effective as of January 1, 2013. The expense reimbursement agreement allowed the prior manager and us to offset the related receivables from and payables to each other resulting in a net receivable, or payable position. Our prior manager was obligated to reimburse us for zero in 2014, $0.8 million in 2013 and $0.5 million in 2012.

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

During the year ended December 31, 2014, our Manager paid in full the due from affiliate balance of $1.3 million. In addition, during the year ended December 31, 2014, we accrued $0.1 million of interest on such amount at the rate of 7.35% per annum.

Note 3. Valuation of Portfolio Investments

The investment portfolio is recorded on a trade date basis. The Fund determines the net asset value of its investment portfolio each quarter. Securities that are publicly-traded are valued at the reported closing price on the valuation date. Forty two of the forty five investments were valued using the closing market price at period end December 31, 2014. The exceptions were the investments in Education Management LLC, Endeavor International Corporation, 12%, March 1, 2018 and Endeavor International Corporation 12%, June 1, 2018. Endeavor International, LLC has not finalized the terms of a restructuring of both notes. Education Management has been restructured to private equity.

Securities that are not publicly-traded are valued at fair value as determined in good faith by the Board of Directors, or committee thereof. In connection with that determination, the Manager will prepare portfolio company valuations using relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, the most recent portfolio company financial statements and forecasts, and valuations prepared by third-party valuation service. With respect to investments for which market quotations are not readily available, the Fund will undertake a multi-step valuation process each quarter, as described below:

•	the quarterly valuation process begins with each portfolio company or investment being initially valued by members of the investment committee, with such valuation taking into account information received from an independent valuation firm, if applicable;

•	preliminary valuation conclusions are then documented and discussed with the members of the Board of Directors, or committee thereof; and

•	the Board of Directors, or committee thereof, discusses valuations and determines the fair value of each investment in the portfolio in good faith based on various statistical and other factors, including the input and recommendation of members of the investment committee and any third-party valuation firm, if applicable.

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

Level 2:  Quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active, or other observable inputs other than quoted prices. USBank is the fund custodian. Through USBank, the fund uses FT Interactive, a third party valuation firm, to price the notes. The prices are reviewed by the CEO.

Level 3:  Unobservable inputs for the asset or liability. These investments for the fund are an equity security, a Senior Secured First Lien Note, and a Senior Secured Second Lien Note. The equity investment has been issued by a Company with terms settled. Its fair value was determined by its relative amount of the total company enterprise value. The terms of the two notes, however, have not been finalized. The fair value were derived from the relative amounts of the notes to the total enterprise value as indicated would be the intended restructing by the issuer.

In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level of input that is significant to the fair value measurement.

The following table presents fair value measurements of investments, by major class, as of December 31, 2014 according to the fair value hierarchy (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Investments – U.S. Bank Money Market	$3,104	$—	$—	$3,104
Senior Secured First Lien Debt	—	8,485	578	9,063
Senior Secured Second Lien Debt	—	5,455	239	5,694
Senior Unsecured Debt	—	14,516	—	14,516
Senior Subordinated Debt	—	7,281	—	7,281
Equity Securities	—	—	874	874
Total	$3,104	$35,737	$1,691	$40,532

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

There were three transfers between levels for the period ended December 31, 2014. These transfers were Education Management, LLC., originally, 15%, July 1, 2018. The interest bearing note was restructured by the company to a non-interest bearing private equity holding, and two Endeavor International notes. The first note had a March 1, 2018 maturity date and 12% coupon. The second note had a June 1, 2018 maturity date and 12% coupon.

There were no transfers between levels for the period ended December 31, 2013.

During the year, the following were the transfers in or out of levels:

	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Debt	$—	$(578)	$578	$—
Senior Secured Second Lien Debt	—	(239)	239	—
Equity Securities	—	(874)	874	—
Total	$—	$(1,691)	$1,691	$—

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

Changes in Level 3 assets measured at fair value for the year ended December 31, 2014 are as follows:

	Fair Value at December 31. 2013	Purchases (Sales and Settlement)	Amortization and Accretion of Fixed Income Premiums and Discounts	Realized and Unrealized Gains (Losses)	Fair Value at December 31, 2014	Change in Unrealized Gains and (Losses) for Investments held as of December 31, 2014
Senior Secured First Lien Debt	$539	$25	$—	$14	$578	$14
Senior Secured Second Lien Debt	655	—	—	(416)	239	(416)
Equity Securities	293	648	—	(67)	874	(67)
Total	$1,487	$673	$—	$(469)	$1,691	$(469)

Realized and unrealized gains and losses are included in net realized gain (loss) on investments and net change in unrealized gain (loss) on investments in the Statement of Operations. The change in unrealized losses for Level 3 investments still held as of December 31, 2014 of $469 is included in net change in net unrealized gain (loss) on investments in the Statement of Changes in Net Assets for the year ended December 31, 2014.

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2014 (dollars in thousands):

					Range
	Fair Value	Valuation Technique	Unobservable Input	Mean	Minimum	Maximum
Senior Secured First Lien Debt	$578	Liquidation	Transaction Value	$578	$578	$578
Senior Secured Second Lien Debt	239	Liquidation	Transaction Value	258	239	275
Equity Securities	874	Liquidation	Transaction Value	1,143	870	1,416
Total	$1,691

The primary significant unobservable input used in the fair value measurement of the Company's equity securities is the fair value of the issuer's equity securities exchanged with the unsecured note in the year ended December 31, 2014. Significant increases or decreases in the fair value of the issuer's equity securities would result in a significantly lower or higher fair value measurement. The primary significant unobservable input used in the fair value measurement of the Company's Senior Secured First Lien and Senior Secured Second Lien was the terms of the restructuring offered by the issuer, not yet final.

The composition of the Fund’s investments as of December 31, 2014, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Investments – Money Market	$3,104	$3,104	7.6%
Senior Secured First Lien Debt	9,383	9,063	22.4
Senior Secured Second Lien Debt	7,131	5,694	14.0
Senior Unsecured Debt	19,158	14,516	35.8
Senior Subordinated Debt	7,750	7,281	18.0
Equity Securities	880	874	2.2
Total	$47,406	$40,532	100.0%

The composition of the Fund’s investments as of December 31, 2013, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Investments – Money Market	$1,644	$1,644	6.6%
Senior Secured First Lien Debt	2,295	2,287	9.2
Senior Secured Second Lien Debt	5,601	5,290	21.3
Senior Unsecured Debt	8,804	8,375	33.8
Senior Subordinated Debt	7,069	7,202	29.1
Total	$25,413	$24,798	100.0%

Note 4.  Related Party Transactions

We have entered into agreements with the Manager, whereby we pay it certain fees and reimbursements. These include payments to our Manager for reimbursement of organization and offering costs, as well as payments for certain services that include, but are not limited to, the identification, execution, and management of our investments and also the management of our day-to-day operations provided to us by our Manager.

As a business development company, we are subject to certain regulatory restrictions in making our investments. For example, we generally are not permitted to co-invest with certain entities affiliated with our Manager in transactions originated by our Manager or its affiliates unless we obtain an exemptive order from the SEC or co-invest alongside our Manager or its affiliates in accordance with existing regulatory guidance and our allocation policy. Under existing regulatory guidance, we are permitted to, and may co-invest in syndicated deals and secondary loan market transactions where price is the only negotiated point.

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

Investment Advisory Agreement

The Fund has entered into an investment advisory agreement with the Manager to manage the Fund’s investment activities. Pursuant to the investment advisory agreement, the Manager implements the Fund’s business strategy on a day-to-day basis and performs certain services for us, subject to oversight by our Board of Directors. The Manager is responsible for, among other duties, determining investment criteria, sourcing, analyzing and executing investment transactions, asset sales, financings and performing asset management duties. Under the investment advisory agreement, the Manager is entitled to a base management and incentive fee as outlined in the investment advisory agreement with the Fund. The base management fee is 2% of net assets below $100 million; 1.75% of net assets between $100 million and $250 million; and 1.5% of net assets over $250 million. For the years ended December 31, 2014, 2013 and 2012, the Fund incurred $0.7 million, $0.4 million and $0.06 million of base management fees, respectively.

The incentive fee has two parts. The first part, the subordinated incentive fee on income, is calculated and payable quarterly in arrears based upon the Fund’s “pre-incentive fee net investment income” for the immediately preceding quarter. The subordinated incentive fee on income is 20% of pre-incentive net investment income subject to a quarterly return to investors, expressed as a rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, of 2.0% (8.0% annualized). The second part of the incentive fee, the incentive fee on capital gains, is an incentive fee on capital gains earned on liquidated investments from the portfolio and is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement). This fee equals 20% of the Fund’s incentive fee capital gains, which will equal the Fund’s realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. For the years ended December 31, 2014, 2013 and 2012, the Fund did not incur any incentive fees related to net investment income or capital gains.

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

The Manager agreed to assume and pay the Fund all amounts due the Fund from the prior manager as reflected in the Fund’s books and records as of August 20, 2013, including any amounts due under the expense reimbursement agreement between the Fund and the prior manager. The Fund agreed to pay the Manager any reimbursable organization and offering expenses incurred by prior manager which the Fund would otherwise be obligated to reimburse prior manager from future sales of the Company’s securities, beginning with any sales of securities occurring after August 20, 2013, subject to the limitation that such organization and offering costs may only be reimbursed to the extent of 1.5% of offering proceeds.

From time to time, the fund has paid directly certain expenses on behalf of the manager and for which the manager is obligated to reimburse the fund. As of December 31, 2014 and December 31, 2013, the unreimbursed amount of organization and offering expenses was $0.03 million and $0.1 million, respectively, which amount is included in “Due from related party” on the Fund’s balance sheet as of that date.

Administration Agreement

Our Manager serves as our administrator. Pursuant to an administration agreement, our Manager furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Under the administration agreement, our Manager also performs, or oversees the performance of, our required administrative services, which include, among other things, transfer agency and other service providers supervision and oversight, preparation and supervision of the financial records for which we are required to maintain for SEC reporting, stockholder reporting and other Company needs, implementation and supervision of a robust compliance program and oversight and administration of the quarterly share repurchase program. In addition, our Manager assists us in activities which include, among other things, performance and supervision of investor relations, Company Board of Director communication and reporting, determining and publishing our net asset value, overseeing the preparation and filing of our tax returns, the communication, printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and other events such as distributions, and the performance of administrative and professional services rendered to us by others. Under the administration agreement, we are obligated to reimburse our Manager for our allocable portion of our Manager’s overhead in performing its obligations under the administration agreement, including rent, the fees and expenses associated with overseeing and performing the compliance functions and our allocable portion of the compensation of our chief financial officer, chief compliance officer and any administrative support staff; however, to date, cost of the chief financial officer, fund administration accounting and the chief compliance officer are charged directly to the Company. Under the administration agreement, our Manager will also provide on our behalf managerial assistance to those portfolio companies that request such assistance. The administration agreement also provides the reimbursement to the Company by the Manager for the Manager’s share of the Directors and Officers insurance, which is paid by the Company in full. The administration agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

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

Under the administration agreement, our Manager will also provide on our behalf managerial assistance to portfolio companies that request such assistance. The amounts of reimbursement to our Manager or services charged directly are captured in the Statement of Operations under “Administrative Services”. During the years ended December 31, 2014, 2013 and 2012, the Fund reimbursed the Manager or was charged directly for $0.4 million, $0.1 million and $0.05 million in administration expenses under the administration agreement, respectively.

Note 5.  Common Stock

The Manager purchased 111 and 22,222 shares of common stock on August 31, 2011 and December 31, 2011, respectively. These shares were purchased at a price of $9.00 per share, which represents the initial public offering (“IPO”) price of $10.00 per share, net of selling commissions and dealer manager fees. The Manager sold these shares in 2014.

On July 10, 2012, the Fund had raised sufficient proceeds to break escrow on its IPO and through December 31, 2014, the Fund has sold 5.5 million shares of common stock for gross proceeds of $55.5 million including the purchases made by the Manager.

During the year ended December 31, 2014, the Fund sold 2,394,942 shares of common stock in its offering for net proceeds of $22.5 million, including shares issued under the distribution reinvestment plan. The Manager sold its shares during the year ended December 31, 2014.

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

The following information sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets per share from operations for the years ended December 31, 2014, 2013 and 2012 (dollars in thousands except share and per share amounts):

	For the Year Ended December 31	For the Year Ended December 31	For the Year Ended December 31
	2014	2013	2012
			(Restated)
Basic and diluted:
Net increase (decrease) in net assets resulting from operations	$(5,362)	$646	$31
Weighted average common shares outstanding	4,281,647	2,150,019	246,231
Net increase (decrease) in net assets resulting from operations per share	$(1.25)	$0.30	$0.13

  The Fund had no potentially dilutive securities as of December 31, 2014, 2013 or 2012, resulting in the same number of shares for basic and diluted.

Note 7. Tender Offer Program

We do not currently intend to list our shares on any securities exchange and do not expect a public market for them to develop in the foreseeable future. Therefore, shareholders should not expect to be able to sell their shares promptly or at a desired price. Beginning with fourth calendar quarter of 2013 and on a quarterly basis thereafter, we intend to offer to repurchase shares of our common stock at a price equal to 90% of our offering price on the date of repurchase. We currently intend to limit the number of shares to be repurchased during any calendar year to 20% of the weighted average number of shares outstanding in the prior calendar year, or 5.0% in each quarter, though the actual number of shares that we offer to repurchase may be less in light of the limitations noted above. We will offer to repurchase such shares on each date of repurchase at a price equal to 90% of our offering price. For the year ended December 31, 2014, the treasury shares were redeemed for $0.7 million less than the aggregate original purchase prices.

The following table reflects certain information regarding the tender offers that we have conducted to date:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percent of Shares Tendered that were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares (‘000s)
December 13, 2013	December 12, 2013	548	100%	$9.135	$5
March 31, 2014	March 14, 2014	550	100%	$9.135	5
June 30, 2014	June 27, 2014	34,025	100%	$9.135	319
September 30, 2014	September 30, 2014	38,482	100%	$9.000	346
December 31, 2014	December 30, 2014	6,061	100%	$8.775	55
					$730

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

Note 8.  Distributions

Subject to our board of trustees' discretion and applicable legal restrictions, we authorize and declare ordinary cash distributions on a semi-monthly basis and pay such distributions on a semi-monthly basis. Any distributions to our shareholders will be declared out of assets legally available for distribution. We may fund our cash distributions to shareholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, and dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies. We have not established limits on the amount of funds we may use from available sources to make distributions.

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

As of December 31, 2014, the Fund has accrued $0.2 million in stockholder distributions that were unpaid. All amounts with record date in December 2014 and paid in January 2015 have been accrued in the December 31, 2014 financial statements. As of December 31, 2013, the Fund has accrued $0.1 million in stockholder distributions that were unpaid. All amounts with record dates in December 2013 and paid in January 2014 have been accrued in the December 31, 2013 financial statements.

The following table reflects the distributions per share paid or payable in cash or with the distribution reinvestment plan (“DRIP”) on the Fund’s common stock to date (dollars in thousands except per share amounts), as well as the source of the distributions:

Source of Distribution by Cash vs. DRIP:

		Net	Realized
		Investment	Gain From	Return of		Paid in
Period	Per Share	Income	Investments	Capital	Total	Cash	DRIP
July 12, 2012 - September 30, 2012	$0.18375	32	-	18	50	34	16
October 1, 2012 - December 31, 2012 *	$0.26075	118	-	82	200	123	77
January 1, 2013 - March 31, 2013	$0.26259	247	47	76	370	220	150
April 1, 2013 - June 30, 2013	$0.18650	235	43	26	304	185	119
July 1, 2013 - September 30, 2013	$0.18650	244	47	183	474	274	200
October 1, 2013 - December 31, 2013	$0.18650	20	258	271	549	347	202
January 1, 2014 - March 31, 2014	$0.18650	124	85	423	632	405	227
April 1, 2014 - June 30, 2014	$0.18650	348	-	406	754	491	263
July 1, 2014 - September 30, 2014	$0.18467	135	28	645	808	511	297
Oct 1, 2014 - December 31, 2014	$0.18145	124	53	767	944	584	360
TOTAL		1,627	561	2,897	5,085	3,174	1,911

(*)	Includes a special distribution of $0.077 per share.

The following table shows the percentage of our distributions which have been funded from net investment income, realized capital gains and paid in capital since the inception of operations:

Percentage of Distributions by Source:

		Net	Realized
		Investment	Gain From	Return of
Period	Per Share	Income	Investments	Capital
July 12, 2012 - September 30, 2012	$0.18375	64%	0%	36%
October 1, 2012 - December 31, 2012*	0.26075	59%	0%	41%
January 1, 2013 - March 31, 2013	0.26259	67%	13%	20%
April 1, 2013 - June 30, 2013	0.18650	77%	14%	9%
July 1, 2013 - September 30, 2013	0.18650	51%	10%	39%
October 1, 2013 - December 31, 2013	0.18650	4%	47%	49%
January 1, 2014 - March 31, 2014	0.18650	20%	13%	67%
April 1, 2014 - June 30, 2014	0.18650	46%	0%	54%
July 1, 2014 - September 30, 2014	0.18467	17%	3%	80%
October 1, 2014 - December 31, 2014	0.18145	13%	6%	81%

(*) Includes a special distribution of $0.077 per share.

The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common stock (dollars in thousands) during the fiscal years ended December 31, 2014, 2013 and 2012:

	Year ended		Year ended		Year ended
Source of Distributions:	December 31, 2014		December 31, 2013		December 31, 2012
Distributions from net investment income	$731	23.3%	$746	44.0%	$150	60.0%
Distributions from realized gains	166	5.3%	395	23.3%	-	0.0%
Distributions from paid In capital	2,241	71.4%	556	32.7%	100	40.0%
Total	$3,138	100.0%	$1,697	100.0%	$250	100.0%

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

We are in a fund raising stage. As such, we incur offering expenses of 1.5% of the gross offering proceeds. The chart below shows the percentages of distributions from Net Investment Income excluding offering costs:

	Offering Expenses	Net Investment Income excluding offering costs	% Distribution from Net Investment Income excluding offering costs	% Distributions from Realized Gains excluding offering costs	% Distributions from Paid In Capital excluding offering costs
2014	$524	$1,255	40%	5%	55%
2013	$373	$1,120	66%	23%	11%
2012	$142	$292	100%	0%	0%

Note 9.  Financial Highlights

The following is a schedule of financial highlights for the years ended December 31, 2014, 2013 and 2012:

	For the year ended December 31, 2014	For the year ended December 31, 2013	For the year ended December 31, 2012
			(Restated)
Per share data:
Net asset value, beginning of period	$8.69	$8.77	$8.82

Results of operations (1)
Net investment income	0.17	0.35	0.61
Net realized gain on investments	0.04	0.18	-
Net unrealized loss on investments	(1.46)	(0.23)	(0.48)
Net increase(decrease) in net assets resulting from operations	(1.25)	0.30	0.13

Stockholder distributions (2)
Distributions from net investment income	(0.17)	(0.35)	(0.59)
Distributions from realized gains	(0.04)	(0.18)	-
Distributions from capital	(0.52)	(0.26)	(0.43)
Net decrease in net assets resulting from stockholder distributions	(0.73)	(0.79)	(1.02)

Capital share transactions
Impact from issuance of common stock (3)	0.60	0.41	0.84
Net increase in net assets resulting from capital share transactions	0.60	0.41	0.84
Net asset value, end of period	$7.31	$8.69	$8.77
Shares outstanding at end of period	5,546,292	3,151,376	950,733
Total return (5)	(9.10)%	7.51%	10.98%
Ratio/Supplemental data:
Net assets, end of period (in thousands)	$40,549	$27,373	$8,336
Average net assets (in thousands)	$36,568	$21,359	$5,831
Ratio of net investment income to average net assets (4)(7)	2.00%	3.50%	5.14%
Ratio of operating expenses to average net assets (4)(7)	6.92%	4.27%	-
Ratio of expenses reimbursed to average net assets(7)	-	3.63%	(17.97)%
Portfolio turnover ratio (6)	36.08%	59.80%	30.60%

_________________________

(1)	The per share amounts were derived by using the weighted average shares outstanding during the period. There was no expense waiver and reimbursement for the year ended December 31, 2014. Net investment income per share excluding the expense reimbursements equals ($0.06) for the year ended December, 31, 2013. Net investment income per share excluding the expense reimbursements equals ($1.52) for the year ended December, 31, 2012.

(2)	The per share data for distributions reflects the actual amount of distributions declared per share during the period.

(3)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Fund's continuous offering.

(4)	The ratios are after giving effect to amounts reimbursed by the Manager under an expense reimbursement agreement. See “Note 4 – Related Party Transactions.” For the year ended December 31, 2014 there was no expense waiver and reimbursement. For the year ended December 31, 2013, excluding the expense reimbursement, the ratio of net investment income and operating expenses to average net assets is (0.14)% and 7.90%, respectively. For the year ended December 31, 2012, excluding the expense reimbursement, the ratio of net investment income and operating expenses to average net assets is (12.83)% and 17.84%, respectively.

(5)	Total return is calculated assuming a purchase of shares at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. For the year ended December 31, 2014 there was no expense reimbursement. The total return based on net asset value for the year ended December 31, 2013, includes the effect of the expense reimbursement which equaled 3.63%. The total return based on net asset value for the year ended December 31, 2012, includes the effect of the expense reimbursement which equaled 6.24%.

(6)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or purchases over the average of the invested assets at fair value. Not annualized.

(7)	Ratios are annualized based on average net assets using current and prior 3 quarters net assets.

Note 10.  Selected Quarterly Data (Unaudited)

The following is the quarterly results of operations for the year ended December 31, 2014, 2013 and 2012. The operating results for any quarter are not necessarily indicative of results for any future period (dollars in thousands except share and per share amounts):

	Quarter Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Investment income	$855	$744	$951	$710
Operating expenses
Total Expenses	731	609	603	586
Less: Waiver of incentive fees	-	-	-	-
Less: Expense reimbursements	-	-	-	-
Net expenses	731	609	603	586
Net investment income	124	135	348	124
Realized and unrealized gain (loss), net	(2,551)	(2,410)	(951)	(181)
Net decrease in net assets resulting from operations	$(2,427)	$(2,275)	$(603)	$(57)
Per share information - basic and diluted
Net investment income	$0.05	$0.03	$0.09	$0.04
Net decrease in net assets resulting from operations	$(0.45)	$(0.52)	$(0.15)	$(0.02)
Weighted average shares outstanding	5,227,766	4,365,342	4,054,473	3,442,074

	Quarter Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Investment income	$558	$456	$401	$244
Operating expenses
Total Expenses	448	502	349	348
Less: Waiver of incentive fees	-	-	-	-
Less: Expense reimbursements	-	(201)	(285)	(249)
Net expenses	448	301	64	99
Net investment income	110	155	337	145
Realized and unrealized gain (loss), net	(253)	182	(266)	236
Net increase (decrease) in net assets resulting from operations	$(143)	$337	$71	$381
Per share information - basic and diluted
Net investment income	$0.04	$0.06	$0.18	$0.11
Net increase (decrease) in net assets resulting from operations	$(0.05)	$0.14	$0.04	$0.29
Weighted average shares outstanding	2,928,299	2,443,182	1,914,889	1,292,508

	Quarter Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Investment income	$114	$32	$-	$-
Operating expenses
Total Expenses	243	186	56	35
Less: Waiver of incentive fees	-	-	-	-
Less: Expense reimbursements	(242)	(282)	-	-
Net expenses (income)	1	(96)	56	35
Net investment income (loss)	113	128	(56)	(35)
Realized and unrealized gain (loss), net	(47)	(72)	-	-
Net increase (decrease) in net assets resulting from operations	$66	$56	$(56)	$(35)
Per share information - basic and diluted
Net investment income (loss)	$0.16	$0.52	$(2.51)	$(1.57)
Net increase (decrease) in net assets resulting from operations	$0.10	$0.23	$(2.51)	$(1.57)
Weighted average shares outstanding	691,405	243,985	22,333	22,333

Note 11.  Subsequent Events

Management of the Fund has evaluated subsequent events in the preparation of the Fund’s financial statements and has determined that no events require recognition or disclosure in the financial statements except for the following:

From January 1, 2015 to February 24, 2015, the Fund issued 0.3 million shares of common stock for gross proceeds of $2.9 million. With these proceeds, there were no new purchases of securities.

On January 13, 2015, we received a mandatory full call from Hutchinson Technology on the convertible note 8.5%, put date of January 1, 2026. We hold a par value position of $858. The price will be par value and accrued interest with a redemption date of January 15, 2015. No action was required on behalf of the fund. The notice was for informational purposes only.

On February 4, 2015, we received a mandatory partial call from Central Garden Pet Company on the notes held at 8.25%, maturity date of March 1, 2018. We hold a par value position of $1,400. Of this, $154 par value is called at a premium price of $102.063 per share with a redemption date of March 1, 2015. No action was required on behalf of the fund. The notice was for informational purposes only.

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

Management’s report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rules 13a-15(f) and 15d-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, and effected by the Fund’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Based on our management’s evaluation under the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), management concluded that our internal controls over financial reporting were effective as of December 31, 2014.

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

46

Part III

We will file a definitive Proxy Statement for our 2015 Annual Meeting of Stockholders with the Securities and Exchange Commission (the “SEC”), pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction 6(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

47

Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.	The following documents are filed as part of this Annual Report:

The following financial statements are set forth in Item 8:

b.	Exhibits:

The following exhibits are included, or incorporated by reference to exhibits previously filed with the SEC, in this Annual Report on Form 10-K for the year ended December 31, 2014 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description of Document
3.1	Articles of Incorporation of VII Peaks-KBR Co-Optivist Income BDC II, Inc. ( Incorporated by reference to Exhibit (a)(1) to Amendment No. 1 to registration statement on Form N-2 filed on December 19, 2011 )
3.2	Articles of Amendment and Restatement of of VII Peaks-KBR Co-Optivist Income BDC II, Inc. ( Incorporated by reference to Exhibit (a)(2) to Amendment No. 1 to registration statement on Form N-2 filed on March 1, 2012 )
3.3	Second Articles of Amendment and Restatement to Articles of Incorporation of VII Peaks-KBR Co-Optivist Income BDC II, Inc. ( Incorporated by reference to Exhibit 3.1 to Form 8-K filed on June 28, 2012 )
3.4	Articles of Amendment to Articles of Incorporation of VII Peaks Co-Optivist Income BDC II, Inc. ( Incorporated by reference to Exhibit (a) to Form 8-K filed on September 16, 2013 )
3.5	Bylaws of the Registrant ( Incorporated by reference to Exhibit (b) to Amendment No. 1 to registration statement on Form N-2 filed on December 19, 2011 )
4.1	Form of Subscription Agreement (Incorporated by reference to Exhibit (d) toAmendment No. 7 to registration statement on Form N-2 filed on July 28, 2014)
4.2	Form of Additional Subscription Agreement (Incorporated by reference to Exhibit (d) toAmendment No. 7 to registration statement on Form N-2 filed on July 28, 2014)
4.3	Distribution Reinvestment Plan ( Incorporated by reference to Exhibit (e) to Amendment No. 2 to the registration statement on Form N-2 filed on February 15, 2012 )
10.1	Investment Advisory Agreement between VII Peaks Co-Optivist Income BDC II, Inc. and VII Peaks Capital, LLC dated August 20, 2013 ( Incorporated by reference to Exhibit (g) to Form 8-K filed on August 23, 2013 )
10.2	Dealer Manager Agreement between VII Peaks Co-Optivist Income BDC II, Inc. and Axiom Capital Management, Inc. ( Incorporated by reference to Exhibit (h) to Form 8-K filed on September 27, 2013 )
10.3	Form of Selected Dealer Agreement (Included as Exhibit A to the Dealer Manager Agreement) ( Incorporated by reference to Exhibit (h) to Form 8-K filed on September 27, 2013 )
10.4	Form of Custody Agreement ( Incorporated by reference to Exhibit (j) to Amendment No. 2 to the registration statement on Form N-2 filed on February 15, 2012 )
10.5	Administration Agreement between VII Peaks Co-Optivist Income BDC II, Inc. and VII Peaks Capital, LLC dated February 24, 2014 (Incorporated by reference to the Annual Report on Form 10-K filed on March 11, 2014)
10.6	License Agreement between VII Peaks Capital, LLC, VII Peaks-KBR BDC Advisor II, LLC and VII Peaks Co-Optivist Income BDC II, Inc. ( Incorporated by reference to Exhibit (k)(2) to Amendment No. 2 to the registration statement on Form N-2 filed on February 15, 2012 )
14	Code of Ethics ( Incorporated by reference to Exhibit (r) to Amendment No. 2 to the registration statement on Form N-2 filed on February 15, 2012 )
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

48

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

VII Peaks Co-Optivist Income BDC II, Inc.

Date: March 5, 2015	By	/s/ Gurpreet S. Chandhoke
Gurpreet S. Chandhoke
Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VII Peaks Co-Optivist Income BDC II, Inc.

Date: March 5, 2015	By	/s/ Gurpreet S. Chandhoke
Gurpreet S. Chandhoke
Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)

VII Peaks Co-Optivist Income BDC II, Inc.

Date: March 5, 2015	By	/s/ Michelle Kleier
Michelle Kleier Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

49