Form 10-Q
period 2015-03-31
VII Peaks Co-Optivist Income BDC II, Inc.
filed 2015-05-20
CIK 1527385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding as of May 19, 2015 was 6,291,905.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2015

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share data)

	As of
	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Investments, at fair value (amortized cost of $45,291 and $44,302, respectively)	$38,393	$37,428
Investments, money market at fair value (cost of $3,747 and $3,104, respectively)	3,747	3,104
Total investments, at fair value	42,140	40,532
Interest receivable	1,328	1,050
Prepaid expenses	49	18
Due from related party	182	166
Receivable for common stock purchased	414	614
Total assets	$44,113	$42,380

LIABILITIES
Payable for unsettled trades	$-	$1,340
Management fees payable	7	7
Accounts payable and accrued liabilities	249	183
Stockholder distributions payable	177	163
Total liabilities	$433	$1,693

NET ASSETS
Preferred stock, par value, $.001 per share, 50,000,000 authorized, none issued and outstanding	$-	$-
Common stock, par value, $.001 per share, 200,000,000 authorized; 5,981,388 and 5,546,292 shares issued and outstanding, respectively	6	6
Paid-in capital in excess of par value	54,996	51,096
Treasury stock at cost, 85,478 and 79,667 shares, respectively	(837)	(778)
Accumulated distribution in excess of net investment income and realized gain on investments	(3,587)	(2,763)
Net unrealized depreciation on investments	(6,898)	(6,874)
Total net assets	43,680	40,687
Total liabilities and net assets	$44,113	$42,380

Net asset value per share	$7.30	$7.34

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2014
Investment income:
Interest from investments	$914	$710
Total investment income	$914	$710

Operating expenses:
Professional fees	96	85
Directors fees	18	14
Insurance	24	23
Management fees	215	167
Administrative services - related parties	54	42
General and administrative	298	97
Offering expense	56	114
Total operating expenses	761	542

Net investment income	153	168

Realized and unrealized gain (loss) on investments:
Net realized gain from investments	52	85
Net unrealized depreciation on investments	(24)	(266)
Net realized and unrealized gain (loss) on investments	28	(181)

Net increase (decrease) in net assets resulting from operations	$181	$(13)

Per share information - basic and diluted:
Net investment income	$0.03	$0.05
Net increase (decrease) in net assets resulting from operations	$0.03	$(0.00)
Weighted average common shares outstanding	5,763,005	3,442,074

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2014
Operations:
Net investment income	$153	$168
Net realized gain from investments	52	85
Net unrealized depreciation on investments	(24)	(266)
Net increase (decrease) in net assets resulting from operations	181	(13)
Stockholder distributions:
Distributions from net investment income	(153)	(168)
Distributions from net realized gain on investments	(52)	(85)
Distributions from paid in capital	(824)	(379)
Net decrease in net assets from stockholder distributions	(1,029)	(632)
Capital share transactions:
Issuance of common stock, net of issuance costs	3,525	6,144
Reinvestment of stockholder distributions	375	221
Total investment contributions transferred in-kind	-	757
Treasury capital/redemptions	(59)	(11)
Net increase in net assets from capital share transactions	3,841	7,111

Total increase in net assets	2,993	6,466
Net assets at beginning of period	40,687	27,424
Net assets at end of period	$43,680	$33,890

Net asset value per common share	$7.30	$8.62
Common shares outstanding at end of period	5,981,388	3,931,578

Accumulated distribution in excess of net investment income	$(3,587)	$(1,039)

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF CASH FLOWS

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2014
Operating activities:
Net increase (decrease) in net assets from operations	$181	$(13)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Paid-in-kind interest income	-	(13)
Net accretion of discount on investments	(22)	(19)
Repayments of investments	1,993	4,320
Purchase of investments	(2,909)	(9,945)
Repayments of investments - money market	5,936	9,873
Purchase of investments - money market	(6,579)	(10,732)
Net realized gain from investments	(52)	(85)
Net unrealized depreciation on investments	24	266
(Increase) decrease in operating assets:
Interest receivable	(278)	(265)
Prepaid expenses	(31)	(33)
Due from related party	(16)	(27)
Receivable for common stock purchased	200	(22)
Increase (decrease) in operating liabilities:
Payable for unsettled trades	(1,340)	926
Stockholder distributions payable	-	20
Management fees payable	-	22
Accounts payable and accrued liabilities	66	(14)
Net cash used in operating activities	(2,827)	(5,741)

Financing activities:
Proceeds from issuance of shares of common stock, net	3,526	6,144
Stockholder distributions	(640)	(392)
Treasury stock	(59)	(11)
Net cash provided by financing activities	2,827	5,741

Net increase in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

Supplemental non-cash information:
DRIP distribution payable	$62	$42
Cash distribution payable	$115	$77
DRIP distribution paid	$375	$221
Investement contributions transferred in-kind	$-	$757

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

SCHEDULE OF INVESTMENTS

(dollars in thousands)

March 31, 2015

(Unaudited)

Portfolio Company	Industry	Investment Coupon Rate, Maturity Date	Principal	Amortized Cost	Fair Value	% of Net Assets
Senior Secured First Lien Debt - 29.9% (b)
Accuride Corp.	Consumer Goods: Durable	9.50%, 8/1/2018	$1,400	$1,433	$1,460	3.4%
American Media, Inc.	Media: Advertising, Printing & Publishing	11.50%, 12/15/2017	1,320	1,377	1,346	3.0%
APX Group, Inc.	Services: Consumer	6.38%, 12/1/2019	825	825	821	1.9%
Caesars Entertainment Operating Co., Inc. (a)	Hotel, Gaming & Leisure	11.25%, 6/1/2017	860	773	624	1.4%
Cambrium Learning Group, Inc.	Services: Consumer	9.75%, 2/15/2017	1,375	1,390	1,361	3.1%
EarthLink Holdings Corp. (a)	Telecommunications	7.38%, 6/1/2020	40	41	41	0.1%
Endeavour International Corp. (d)	Energy: Oil & Gas	12.00%, 3/1/2018	525	551	578	1.3%
EuraMax International, Inc.	Metals & Mining	9.50%, 4/1/2016	1,475	1,466	1,387	3.2%
Goodman Networks, Inc.	Telecommunications	12.13%, 7/1/18	800	846	744	1.7%
Kratos Defense & Security Solutions, Inc. (a)	Aerospace and Defense	7.00%, 5/15/19	1,550	1,335	1,352	3.1%
Ryerson Inc./Joseph T Ryerson & Son, Inc.	Metals & Mining	9.00%, 10/15/2017	1,315	1,371	1,328	3.0%
Titan International, Inc. (a)	Automoile	6.88%, 10/1/2020	1,500	1,377	1,299	3.0%
Toys R Us Property Co II LLC	Retail	8.50%, 12/1/2017	725	735	733	1.7%
Sub Total Senior Secured First Lien Debt			$13,710	$13,520	$13,074	29.9%

Senior Secured Second Lien Debt - 12.3% (b)
Aspect Software, Inc.	Telecommunications	10.63%, 5/15/2017	$1,302	$1,320	$1,133	2.6%
Bon-ton Department Stores, Inc.	Retail	10.63%, 7/15/2017	1,390	1,385	1,376	3.1%
Claire's Stores, Inc.	Retail	8.88%, 3/15/2019	825	806	470	1.1%
Endeavour International Corp. (d)	Energy: Oil & Gas	12.00%, 6/1/2018	725	708	239	0.6%
Logan's Roadhouse, Inc.	Beverage, Food & Tobacco	10.75%, 10/15/2017	770	740	591	1.4%
Radiation Therapy Services, Inc.	Healthcare & Pharmaceuticals	8.88%, 1/15/2017	1,285	1,278	1,318	3.0%
Saratoga Resources, Inc. (d)	Energy: Oil & Gas	12.50%, 7/1/2016	885	912	227	0.5%
Sub Total Senior Secured Second Lien Debt			$7,182	$7,149	$5,354	12.3%

Senior Unsecured Debt - 35.6% (b)
APX Group, Inc.	Services: Consumer	8.75%, 12/1/2020	$575	$554	$530	1.2%
Armored Autogroup, Inc.	Consumer Goods: Durable	9.25%, 11/1/2018	1,250	1,247	1,280	2.9%
Caesar's Entertainment Corp. (a)(d)	Hotel, Gaming & Leisure	10.75%, 2/1/2016	495	451	129	0.3%
Cenveo Corp.	Services: Business	11.50%, 5/15/2017	1,571	1,576	1,571	3.6%
Clear Channel Communications	Media: Broadcasting & Subscription	10.00%, 1/15/2018	1,400	1,340	1,190	2.7%
Colt Defense LLC	Aerospace and Defense	8.75%, 11/15/2017	1,253	1,086	388	0.9%
DynCorp International Inc.	Aerospace and Defense	10.38%, 7/1/2017	1,135	1,147	993	2.3%
EarthLink Holdings Corp. (a)	Telecommunications	8.88%, 5/15/19	375	367	386	0.9%
Gymboree Corp.	Retail	9.13%, 12/1/2018	810	766	381	0.9%
NII Capital Corp. (d)	Telecommunications	10.00%, 8/15/2016	960	921	461	1.0%
Nuverra Environmental Solutions, Inc.	Environmental Industries	9.88%, 4/15/2018	1,325	1,359	898	2.1%
Ryerson Inc./Joseph T Ryerson & Son, Inc.	Metals & Mining	11.25%, 10/15/18	1,500	1,534	1,522	3.5%
Seitel, Inc.	Energy: Oil & Gas	9.50%, 4/15/2019	1,575	1,574	1,370	3.1%
Sitel LLC / Sitel Finance Corp	Media: Advertising, Printing & Publishing	11.50%, 4/1/2018	1,450	1,413	1,320	3.0%
Suntech Power Holdings Company, Ltd. (a)(c)	Environmental Industries	3.00%, 5/15/13	100	109	0	0.0%
Toys R Us Inc.	Retail	10.38%, 8/15/2017	860	820	740	1.7%
UCI International Inc	Automobile	8.63%, 2/15/2019	1,400	1,360	1,267	2.9%
Visant Corp.	Media: Advertising, Printing & Publishing	10.00%, 10/1/2017	1,275	1,238	1,141	2.6%
Sub Total Senior Unsecured Debt			$19,309	$18,862	$15,567	35.6%

Senior Subordinated Debt - 8.1% (b)
Affinion Group, Inc.	Media: Advertising, Printing & Publishing	13.50%, 8/15/2018	$816	$711	$498	1.2%
Central Garden and Pet Co.	Retail	8.25%, 3/1/2018	1,246	1,280	1,275	2.9%
Claires Stores, Inc	Retail	10.50%, 6/1/2017	715	712	440	1.0%
DJO Finance, LLC.	Healthcare & Pharmaceuticals	9.75%, 10/15/2017	1,265	1,309	1,296	3.0%
QuickSilver Resources, Inc.	Energy: Oil & Gas	7.13%, 4/1/2016	890	868	15	0.0%
Sub Total Senior Subordinated Debt			$4,932	$4,880	$3,524	8.1%

Equity Securities - 2.0% (b)
Education Management LLC	Services: Consumer		$1,562	$880	$874	2.0%
Sub Total Equity Securities			$1,562	$880	$874	2.0%

Investments - Money Market - 8.6% (b)
Investments - U.S. Bank Money Market		0.03%	$3,747	$3,747	$3,747	8.6%
Sub Total Investments - Money Market			$3,747	$3,747	$3,747	8.6%

TOTAL INVESTMENTS - 96.5% (b)				$49,038	$42,140	96.5%

(a) Represents a non-qualifying investment as defined under Section 55 (a) of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 9.1% of the Company's portfolio at fair value. As a BDC, the Company can only invest 30% of its portfolio in non-qualifying assets.

(b) Percentages are based on net assets of $43,680 as of March 31, 2015.

(c) Non-U.S. company. The principal place of business for Suntech Power Holdings Company, Ltd. Is China. Non-income producing as of March 31, 2015.

(d) Non-income producing as of March 31, 2015.

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

SCHEDULE OF INVESTMENTS

(dollars in thousands)

December 31, 2014

Portfolio Company	Industry	Investment Coupon Rate, Maturity Date	Principal	Amortized Cost	Fair Value	% of Net Assets
Senior Secured First Lien Debt - 28.8% (b)
Accuride Corp.	Consumer Goods: Durable	9.50%, 8/1/2018	$1,400	$1,435	$1,442	3.5%
American Media, Inc.	Media: Advertising, Printing & Publishing	11.50%, 12/15/2017	1,320	1,382	1,307	3.2%
APX Group, Inc.	Services: Consumer	6.38%, 12/1/2019	825	825	790	1.9%
Caesars Entertainment Operating Co., Inc. (a)	Hotel, Gaming & Leisure	11.25%, 6/1/2017	860	765	630	1.5%
Cambrium Learning Group, Inc.	Services: Consumer	9.75%, 2/15/2017	1,375	1,392	1,347	3.3%
EarthLink Holdings Corp. (a)	Telecommunications	7.38%, 6/1/2020	40	41	41	0.1%
Endeavour International Corp. (d)	Energy: Oil & Gas	12.00%, 3/1/2018	525	551	578	1.4%
EuraMax International, Inc.	Metals & Mining	9.50%, 4/1/2016	1,475	1,464	1,371	3.4%
Goodman Networks, Inc.	Telecommunications	12.13%, 7/1/18	800	849	826	2.0%
Kratos Defense & Security Solutions, Inc. (a)	Aerospace and Defense	7.00%, 5/15/19	1,550	1,325	1,318	3.3%
Ryerson Inc./Joseph T Ryerson & Son, Inc.	Metals & Mining	9.00%, 10/15/2017	1,315	1,376	1,351	3.4%
Toys R Us Property Co II LLC	Retail	8.50%, 12/1/2017	725	736	720	1.8%
Sub Total Senior Secured First Lien Debt			$12,210	$12,141	$11,721	28.8%

Senior Secured Second Lien Debt - 14.0% (b)
Aspect Software, Inc.	Telecommunications	10.63%, 5/15/2017	$1,302	$1,322	$1,230	3.0%
Bon-ton Department Stores, Inc.	Retail	10.63%, 7/15/2017	1,390	1,384	1,383	3.4%
Claire's Stores, Inc.	Retail	8.88%, 3/15/2019	825	805	668	1.6%
Endeavour International Corp. (d)	Energy: Oil & Gas	12.00%, 6/1/2018	725	708	239	0.6%
Logan's Roadhouse, Inc.	Beverage, Food & Tobacco	10.75%, 10/15/2017	770	738	566	1.4%
Radiation Therapy Services, Inc.	Healthcare & Pharmaceuticals	8.88%, 1/15/2017	1,285	1,277	1,298	3.2%
Saratoga Resources, Inc.	Energy: Oil & Gas	12.50%, 7/1/2016	885	897	310	0.8%
Sub Total Senior Secured Second Lien Debt			$7,182	$7,131	$5,694	14.0%

Senior Unsecured Debt - 37.2% (b)
APX Group, Inc.	Services: Consumer	8.75%, 12/1/2020	$575	$553	$486	1.2%
Armored Autogroup, Inc.	Consumer Goods: Durable	9.25%, 11/1/2018	1,250	1,247	1,244	3.1%
Caesar's Entertainment Corp. (a)	Hotel, Gaming & Leisure	10.75%, 2/1/2016	495	475	74	0.2%
Cenveo Corp.	Services: Business	11.50%, 5/15/2017	1,571	1,576	1,430	3.5%
Clear Channel Communications	Media: Broadcasting & Subscription	10.00%, 1/15/2018	1,400	1,335	1,200	2.9%
Colt Defense LLC	Aerospace and Defense	8.75%, 11/15/2017	1,253	1,073	507	1.2%
DynCorp International Inc.	Aerospace and Defense	10.38%, 7/1/2017	1,135	1,148	965	2.4%
EarthLink Holdings Corp. (a)	Telecommunications	8.88%, 5/15/19	375	366	370	0.9%
Gentiva Health Services, Inc.	Healthcare & Pharmaceuticals	11.50%, 9/1/2018	925	967	984	2.4%
Gymboree Corp.	Retail	9.13%, 12/1/2018	810	764	312	0.8%
Hutchinson Technology, Inc.	High Tech Industries	8.50%, 1/15/2026,
		puttable on 01/15/2015	858	819	858	2.1%
NII Capital Corp. (d)	Telecommunications	10.00%, 8/15/2016	960	921	331	0.8%
Nuverra Environmental Solutions, Inc.	Environmental Industries	9.88%, 4/15/2018	1,325	1,361	795	2.0%
Seitel, Inc.	Energy: Oil & Gas	9.50%, 4/15/2019	1,575	1,574	1,307	3.2%
Sitel LLC / Sitel Finance Corp	Media: Advertising, Printing & Publishing	11.50%, 4/1/2018	1,450	1,413	1,138	2.8%
Suntech Power Holdings Company, Ltd. (a)(c)	Environmental Industries	3.00%, 5/15/13	100	107	1	0.0%
Toys R Us Inc.	Retail	10.38%, 8/15/2017	860	821	684	1.7%
UCI International Inc	Automobile	8.63%, 2/15/2019	1,400	1,358	1,337	3.3%
Visant Corp.	Media: Advertising, Printing & Publishing	10.00%, 10/1/2017	1,275	1,238	1,106	2.7%
Sub Total Senior Unsecured Debt			$19,592	$19,116	$15,129	37.2%

Senior Subordinated Debt - 9.8% (b)
Affinion Group, Inc.	Media: Advertising, Printing & Publishing	13.50%, 8/15/2018	$816	$707	$612	1.5%
Central Garden and Pet Co.	Retail	8.25%, 3/1/2018	1,400	1,440	1,411	3.4%
Claires Stores, Inc	Retail	10.50%, 6/1/2017	715	711	651	1.6%
DJO Finance, LLC.	Healthcare & Pharmaceuticals	9.75%, 10/15/2017	1,265	1,313	1,265	3.1%
QuickSilver Resources, Inc.	Energy: Oil & Gas	7.13%, 4/1/2016	890	863	71	0.2%
Sub Total Senior Subordinated Debt			$5,086	$5,034	$4,010	9.8%

Equity Securities - 2.1% (b)
Education Management LLC	Services: Consumer		$874	$880	$874	2.1%
Sub Total Equity Securities			$874	$880	$874	2.1%

Investments - Money Market - 7.7% (b)
Investments - U.S. Bank Money Market		0.03%	$3,104	$3,104	$3,104	7.7%
Sub Total Investments - Money Market			$3,104	$3,104	$3,104	7.7%

TOTAL INVESTMENTS - 99.6% (b)				$47,406	$40,532	99.6%

(a) Represents a non-qualifying investment as defined under Section 55 (a) of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 6.0% of the Company's portfolio at fair value. As a BDC, the Company can only invest 30% of its portfolio in non-qualifying assets.

(b) Percentages are based on net assets of $40,687 as of December 31, 2014.

(c) Non-U.S. company. The principal place of business for Suntech Power Holdings Company, Ltd. Is China. Non-income producing as of December 31, 2014.

(d) Non-income producing as of December 31, 2014.

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

Note 1.  Nature of Operations

VII Peaks Co-Optivist TM Income BDC II, Inc. (the “Fund” or “we”), a Maryland corporation formed in August 3, 2011, is  an externally managed, non-diversified closed-end management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940, as amended, or (“1940 Act”). In addition, we have elected to be treated for federal income tax purpose, and intend to qualify annually, as a regulated investment company, or (“RIC”), under Subchapter M of the Internal Revenue Code of 1986, as amended, or (the “Code”).

We are managed by VII Peaks Capital, LLC, or our (“Manager”), which is registered as an investment adviser with the Securities and Exchange Commission, or (“SEC”). Our Manager is responsible for sourcing potential investments, analyzing investment opportunities, structuring our investments, and monitoring our investments and portfolio companies on an ongoing basis.

On August 9, 2011, we filed a registration statement on Form N-2 to sell up to 75,000,000 shares of common stock, $0.001 par value per share, at an initial public offering price of $10.00 per share. The registration statement was declared effective by the SEC on March 1, 2012. We commenced operations when we raised gross offering proceeds of over $1.0 million, all of which was from persons who were not affiliated with us or our manager by one year from the date the registration statement was declared effective by the SEC. Prior to the successful satisfaction of that condition, all subscription payments were placed in an account held by the escrow agent, UMB Bank, N.A., in trust for the benefit of our subscribers, pending release to us. We achieved the minimum offering requirement on July 10, 2012 and commenced operations on such date. As of March 31, 2015, we issued 6.1 million shares of common stock, including 0.2 million shares under our distribution reinvestment plan (“DRIP”) and less 0.09 million shares redeemed under our tender offer. Gross proceeds from our common stock issuances total $60.4 million, including $2.2 million under our DRIP less $0.8 million paid to redeem shares in our quarterly tender offers.

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Fund included herein were prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, necessary for a fair presentation of the results for the interim period. This Form 10-Q should be read in conjunction with the Fund’s annual report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on March 5, 2015. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2015.

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

Organizational and Offering Costs

The Fund is a closed-end fund with a continuous offering period. Under the investment advisory agreement between the Fund and the Manager, our Manager fronts the initial cost of the organizational and offering expenses which are reimbursable by the Fund with up to 1.5% of the gross offering proceeds. The Fund expenses organizational and offering costs as they become payable under the investment advisory agreement.

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

The Fund has evaluated the implications of Accounting Standards Codification (“ASC”) Topic 740, for all open tax years and in all major tax jurisdictions, and determined that there is no material impact on the financial statements. The Fund continues to remain subject to examination by U.S. federal and state authorities for the years 2011 through 2014.

New Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-11 "Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures." ASU No. 2014-11 makes limited changes to the accounting for repurchase agreements, clarifies when repurchase agreements and securities lending transactions should be accounted for as secured borrowings, and requires additional disclosures regarding these types of transactions. The guidance is effective for fiscal years beginning on or after December 15, 2014, and for interim periods within those fiscal years. Management is currently evaluating the impact these changes will have on the Fund's financial statement disclosures.  Management evaluated the accounting pronouncement and noted no material impact.

In May 2014, the FASB issued ASU No. 2014-09, Revenue with Contracts from Customers. ASU No. 2014-09 provides clarification on the principles to recognize revenue and to develop a common standard between GAAP and IFRS. The standard is effective for the Fund for annual reporting periods beginning after December 15, 2016, including interm periods. In April 2015, the FASB has voted for a one year deferral of the effective date.

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

Our total interest income was $0.9 million for the three months ended March 31, 2015, as compared to $0.7 million for the three months ended March 31, 2014, respectively. The increase is due to a larger note portfolio earning interest in 2015 as compared to 2014. At March 31, 2015, the weighted average coupon yield was 8.9%, as compared to the 10.5% as of March 31, 2014. For the three months ended March 31, 2015, the average net assets were $39.0 million as compared to $26.0 million for the three months ended March 31, 2014.

For the three months ended March 31, 2015, six of the investments in the portfolio did not accrue interest as the issuers were in default of the coupon payment for more than the thirty day grace period. Interest income was accrued through the date of the last coupon payment received for these investments. These six are Caesars Entertainment Corp, 10.75%, February 1, 2016; Endeavor International Corp., 12%, March 1, 2018; Endeavor International Corp., 12%, June 1, 2018; NII Capital Corp, 10%, August 15, 2016; Saratoga Resources, Inc., 12.50% July 1, 2016; and Suntech Power Holdings Company, Ltd., 3%, May 15, 2013. The investment in Education Management, LLC has been restructured to private equity. The instrument does not accrue or pay interest.

Expense Reimbursement Agreement

We entered into an expense reimbursement agreement with our prior manager under which the prior manager agreed to reimburse us for certain U.S. GAAP compliant expenses recognized on our quarterly financial statements for 2012, retroactive to the date of formation on August 3, 2011. In 2013, the expense reimbursement agreement was modified to exclude management fees and incentive fees payable to the prior manager effective as of January 1, 2013. The expense reimbursement agreement allowed the prior manager and us to offset the related receivables from and payables to each other resulting in a net receivable, or payable position. Our prior manager was obligated to reimburse us for zero as of December 31, 2014 and $0.8 million as of December 31, 2013.

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

During the year ended December 31, 2014, our Manager paid in full the due from affiliate balance of $1.3 million plus interest of $0.1 million on such amount at the rate of 7.35% per annum.

Note 3. Valuation of Portfolio Investments

The investment portfolio is recorded on a trade date basis. The Fund determines the net asset value of its investment portfolio each quarter. Securities that are publicly-traded are valued at the reported closing price on the valuation date. Forty of the forty four investments were valued using the closing market price at period end March 31, 2015. The exceptions were the investments in Education Management LLC, 15% Notes due July 1, 2018; Endeavor International Corp., 12%, March 1, 2018; Endeavor International Corp. 12%, June 1, 2018; and Saratoga Resources, Inc., 12.50% July 1, 2016. The market did not have a sufficient amount of trades to use the quoted price for these positions.

Securities that are not publicly-traded are valued at fair value as determined in good faith by the Board of Directors, or a committee thereof. In connection with that determination, the Manager will prepare portfolio company valuations using relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, the most recent portfolio company financial statements and forecasts, and valuations prepared by third-party valuation services. With respect to investments for which market quotations are not readily available, the Fund will undertake a multi-step valuation process each quarter, as described below:

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

Level 3: Unobservable inputs for the asset or liability. These investments for the fund are an equity security, a Senior Secured First Lien Note, and two Senior Secured Lien Notes. The equity investment has been issued by a company with terms settled. Its fair value was determined by its relative amount of the total company enterprise value. The terms of Senior secured First Lien Note and one of the Senior Secured Second Lien Note, however, have not been finalized. The fair value was derived from the relative amounts of the notes to the total enterprise value as indicated would be the intended restructuring by the issuer. The valuation of other Senior Secured Second Lien Note is based on the relevant trades (over $100,000) that occurred during the first quarter in 2015 in the secondary market.

In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level of input that is significant to the fair value measurement.

The following table presents fair value measurements of investments, by major class, as of March 31, 2015, according to the fair value hierarchy (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Investments – Money Market	$3,747	$—	$—	$3,747
Senior Secured First Lien Debt	—	12,496	578	13,074
Senior Secured Second Lien Debt	—	4,888	466	5,354
Senior Unsecured Debt	—	15,567	—	15,567
Senior Subordinated Debt	—	3,524	—	3,524
Equity Securities	—	—	874	874
Total	$3,747	$36,475	$1,918	$42,140

The following table presents fair value measurements of investments, by major class, as of December 31, 2014, according to the fair value hierarchy (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Investments – Money Market	$3,104	$—	$—	$3,104
Senior Secured First Lien Debt	—	11,143	578	11,721
Senior Secured Second Lien Debt	—	5,455	239	5,694
Senior Unsecured Debt	—	15,129	—	15,129
Senior Subordinated Debt	—	4,010	—	4,010
Equity Securities	—	—	874	874
Total	$3,104	$35,737	$1,691	$40,532

There was one transfer between levels for the period ending March 31, 2015. This transfer was Saratoga Resources, Inc., 12.50%, July 1, 2016 from Level 2 to Level 3.

During the three months ended March 31, 2015, the following were the transfers in or out of levels:

	Level 1	Level 2	Level 3	Total
Senior Secured Second Lien Debt	$—	$(227)	$227	$—
Total	$—	$(227)	$227	$—

There were three transfers between levels for the period ended December 31, 2014. One transfer was Education Management, LLC, originally, 15%, July 1, 2018. The interest bearing note was restructured by the company to a non-interest bearing private equity holding. The other transfers were two Endeavor International notes. The first note had a March 1, 2018 maturity date and 12% coupon. The second note had a June 1, 2018 maturity date and 12% coupon.

During the year ended December 31, 2014, the following were the transfers in or out of levels:

	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Debt	$—	$(578)	$578	$—
Senior Secured Second Lien Debt	—	(239)	239	—
Equity Securities	—	(874)	874	—
Total	$—	$(1,691)	$1,691	$—

The following table presents additional information about Level 3 assets measured at fair value. Both observable and unobservable inputs may be used to determine the fair value of positions that the Fund has classified within the Level 3 category. As a result, the net unrealized gains and losses for assets within the Level 3 category may include changes in fair value that were attributable to both observable and unobservable inputs.

Changes in Level 3 assets measured at fair value for the three months ended March 31, 2015 are as follows:

	Fair Value at December 31, 2014	Transfer In/(Out)	Purchases (Sales and Settlements)	Amortization and Accretion of Fixed Income Premiums and Discounts	Realized and Unrealized Gains (Losses)	Fair Value at March 31, 2015	Change in Unrealized Gains (Losses) for Investments held as of March 31, 2015
Senior Secured First Lien Debt	$578	$—	$—	$—	$—	$578	$—
Senior Secured Second Lien Debt	239	227	—	—	—	466	—
Equity Securities	874	—	—	—	—	874	—
Total	$1,691	$227	$—	$—	$—	$1,918	$—

Changes in Level 3 assets measured at fair value for the year ended December 31, 2014 are as follows:

	Fair Value at December 31, 2013	Purchases (Sales and Settlement)	Amortization and Accretion of Fixed Income Premiums and Discounts	Realized and Unrealized Gains (Losses)	Fair Value at December 31, 2014	Change in Unrealized Gains and (Losses) for Investments held as of December 31, 2014
Senior Secured First Lien Debt	$539	$25	$—	$14	$578	$14
Senior Secured Second Lien Debt	655	—	—	(416)	239	(416)
Equity Securities	293	648	—	(67)	874	(67)
Total	$1,487	$673	$—	$(469)	$1,691	$(469)

Realized and unrealized gains and losses are included in net realized gain (loss) on investments and net change in unrealized gain (loss) on investments in the Statement of Operations. There was no change in unrealized losses for Level 3 investments still held as of March 31, 2015.

The following table provides quantitative information regarding Level 3 fair value measurements as of March 31, 2015 (dollars in thousands):

					Range
		Valuation	Unobservable
	Fair Value	Technique	Input	Mean	Minimum	Maximum
Senior Secured First Lien Debt	$578	Liquidation	Transaction Value	$578	$578	$578
Senior Secured Second Lien Debt	466	Liquidation	Transaction Value	485	466	502
Equity Securities	874	Liquidation	Transaction Value	1,143	870	1,416
Total	$1,918

 The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2014 (dollars in thousands):

					Range
		Valuation	Unobservable
	Fair Value	Technique	Input	Mean	Minimum	Maximum
Senior Secured First Lien Debt	$578	Liquidation	Transaction Value	$578	$578	$578
Senior Secured Second Lien Debt	239	Liquidation	Transaction Value	258	239	275
Equity Securities	874	Liquidation	Transaction Value	1,143	870	1,416
Total	$1,691

The primary significant unobservable input used in the fair value measurement of the Fund’s equity securities is the completion of an exchange offer by the issuer in October 2014, whereby issuer completed the exchange of 94% of its indebtedness into shares of preferred stock and warrants that represent ownership of 96% of the company. The Fund believes that the value of the notes were artificially depressed by the heavy debt load carried by the issuer, which created a threat of default and bankruptcy. The issuer’s fundamentals for the year ended June 30, 2014 reflect that it had an operating loss only as a result of impairments taken against long-term assets, and that it had a positive cash flow from operations. As a result, the Fund determined that the preferred shares and warrants into which the notes were converted should be worth at least the face value of the notes based upon the recent operating performance of the company. The primary significant unobservable input used in the fair value measurement of the Fund's Senior Secured First Lien and one of the Senior Secured Second Lien was the terms of the restructuring offered by the issuer, not yet final. The primary significant unobservable input used in the fair value measurement of the Fund's other Senior Secured Second Lien was the relevant trades (over $100,000) that occurred during the first quarter in 2015 in the secondary market.

The composition of the Fund’s investments as of March 31, 2015, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Investments – Money Market	$3,747	$3,747	8.9%
Senior Secured First Lien Debt	13,520	13,074	31.0
Senior Secured Second Lien Debt	7,149	5,354	12.7
Senior Unsecured Debt	18,862	15,567	36.9
Senior Subordinated Debt	4,880	3,524	8.4
Equity Securities	880	874	2.1
Total	$49,038	$42,140	100.0%

The composition of the Fund’s investments as of December 31, 2014, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Investments – Money Market	$3,104	$3,104	7.7%
Senior Secured First Lien Debt	12,141	11,721	28.9
Senior Secured Second Lien Debt	7,131	5,694	14.0
Senior Unsecured Debt	19,116	15,129	37.3
Senior Subordinated Debt	5,034	4,010	9.9
Equity Securities	880	874	2.2
Total	$47,406	$40,532	100.0%

Note 4.  Related Party Transactions

We have entered into agreements with the Manager, whereby we pay it certain fees and reimbursements. These include payments to our Manager for reimbursement of initial organization and offering costs, as well as payments for certain services that include, but are not limited to, the identification, execution, and management of our investments and also the management of our day-to-day operations provided to us by our Manager.

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

Investment Advisory Agreement

The Fund has entered into an investment advisory agreement with the Manager to manage the Fund’s investment activities. Pursuant to the investment advisory agreement, the Manager implements the Fund’s business strategy on a day-to-day basis and performs certain services for us, subject to oversight by our Board of Directors, or a committee thereof. The Manager is responsible for, among other duties, determining investment criteria, sourcing, analyzing and executing investment transactions, asset sales, financings and performing asset management duties. Under the investment advisory agreement, the Manager is entitled to a base management and incentive fee as outlined in the investment advisory agreement with the Fund. The base management fee is 2% of net assets below $100 million; 1.75% of net assets between $100 million and $250 million; and 1.5% of net assets over $250 million. For the three months ended March 31, 2015 and 2014, the Fund incurred $0.2 million and $0.2 million of base management fees, respectively.

The incentive fee has two parts. The first part, the subordinated incentive fee on income, is calculated and payable quarterly in arrears based upon the Fund’s “pre-incentive fee net investment income” for the immediately preceding quarter. The subordinated incentive fee on income is 20% of pre-incentive net investment income subject to a quarterly return to investors, expressed as a rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, of 2.0% (8.0% annualized). The second part of the incentive fee, the incentive fee on capital gains, is an incentive fee on capital gains earned on liquidated investments from the portfolio and is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement). This fee equals 20% of the Fund’s incentive fee capital gains, which will equal the Fund’s realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. For the three months ended March 31, 2015 and 2014, the Fund did not incur any incentive fees related to net investment income or capital gains.

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

Under the investment advisory agreement, the Manager bears all initial offering and organizational expenses. Pursuant to the terms of the investment advisory agreement, the Fund has agreed to reimburse the Manager for any such organizational and offering expenses incurred by the Manager not to exceed 1.5% of the gross subscriptions raised by the Fund over the course of the offering period, which is currently scheduled to terminate two years from the initial offering date, unless extended. From each sale of common stock, the Fund pays the Manager the lesser of 1.5% of the gross offering proceeds or the amount of unreimbursed offering and organizational expenses incurred by the Manager. The Fund expenses organizational and offering costs as they become payable to the Manager under the investment advisory agreement.

The Manager agreed to assume and pay the Fund all amounts due the Fund from the prior manager as reflected in the Fund’s books and records as of August 20, 2013, including any amounts due under the Expense Reimbursement Agreement between the Fund and the prior manager. The Fund agreed to pay the Manager any reimbursable organization and offering expenses incurred by the prior manager which the Fund would otherwise be obligated to reimburse the prior manager from future sales of the Fund’s securities, beginning with any sales of securities occurring after Augusts 20, 2013, subject to the limitation that such organization and offering costs may only be reimbursed to the extent of 1.5% of offering proceeds.

From time to time, the Fund has paid directly certain expenses that were classified as organization or offering expenses that should have been borne by the prior manager and for which the prior manager is obligated to reimburse the Fund. As of March 31, 2015 and December 31, 2014, the unreimbursed amount of organization and offering expenses was $0.2 million and $0.2 million, respectively, which amount is included in “Due from related party” on the Fund’s balance sheet as of that date.

Administration Agreement

Our Manager serves as our administrator. Pursuant to an administration agreement, our Manager furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Under the administration agreement, our Manager also performs, or oversees the performance of, our required administrative services, which include, among other things, transfer agency and other service providers supervision and oversight, preparation and supervision of the financial records for which we are required to maintain for SEC reporting, stockholder reporting and other Fund needs, implementation and supervision of a robust compliance program and oversight and administration of the quarterly share repurchase program. In addition, our Manager assists us in activities which include, among other things, performance and supervision of investor relations, Fund Board of Director communication and reporting, determining and publishing our net asset value, overseeing the preparation and filing of our tax returns, the communication, printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and other events such as distributions, and the performance of administrative and professional services rendered to us by others. Under the administration agreement, we are obligated to reimburse our Manager for our allocable portion of our Manager’s overhead in performing its obligations under the administration agreement, including rent, the fees and expenses associated with overseeing and performing the compliance functions and our allocable portion of the compensation of our chief financial officer, chief compliance officer and any administrative support staff; however, to date, cost of the chief financial officer, fund administration accounting and the chief compliance officer are charged directly to the Fund. Under the administration agreement, our Manager will also provide on our behalf managerial assistance to those portfolio companies that request such assistance. The administration agreement also provides the reimbursement to the Fund by the Manager for the Manager’s share of the Directors and Officers insurance, which is paid by the Fund in full. The administration agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

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

Under the administration agreement, our Manager will also provide on our behalf managerial assistance to portfolio companies that request such assistance. The amount of reimbursements to our Manager or services charged directly are captured in the Statement of Operations under “Administrative Services”. During the three months ended March 31, 2015 and 2014, the Fund reimbursed the Manager or was charged directly for $0.05 million and $0.04  million in administration expenses under the administration agreement, respectively.

Note 5.  Common Stock

Initially, the Manager purchased 111 and 22,222 shares of common stock on August 31, 2011 and December 31, 2011, respectively. These shares were purchased at a price of $9.00 per share, which represents the initial public offering (“IPO”) price of $10.00 per share, net of selling commissions and dealer manager fees. The Manager sold these shares on June 27, 2014.

On July 10, 2012, the Fund had raised sufficient proceeds to break escrow on its IPO and through December 31, 2014, the Fund had sold 5.5 million shares of common stock for gross proceeds of $55.5 million, including the purchases made by the Manager.

During the three months ended March 31, 2015, the Fund sold 435,096 shares of common stock in its offering for net proceeds of $3.9 million, including shares issued under the DRIP.

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

The following information sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets per share from operations for the three months ended March 31, 2015 and 2014 (dollars in thousands except share and per share amounts):

	For the three months ended March 31, 2015	For the three months ended March 31, 2014
Basic and diluted
Net increase (decrease) in net assets resulting from operations	$181	$(13)
Weighted average common shares outstanding	5,763,005	3,442,074
Net increase (decrease) in net assets resulting from operations per share	$0.03	$(0.00)

The Fund had no potentially dilutive securities as of March 31, 2015 or March 31, 2014, resulting in the same number of shares for basic and diluted.

Note 7. Tender Offer Program

We do not currently intend to list our shares on any securities exchange and do not expect a public market for them to develop in the foreseeable future. Therefore, shareholders should not expect to be able to sell their shares promptly or at a desired price. Beginning with fourth calendar quarter of 2013 and on a quarterly basis thereafter, we intend to offer to repurchase shares of our common stock at a price equal to 90% of our offering price on the date of repurchase. We currently intend to limit the number of shares to be repurchased during any calendar year to 20% of the weighted average number of shares outstanding in the prior calendar year, or 5.0% in each quarter, though the actual number of shares that we offer to repurchase may be less in light of the limitations noted above. We will offer to repurchase such shares on each date of repurchase at a price equal to 90% of our offering price. For the three months ended March 31, 2015, 5,811 treasury shares were repurchased at $8.78 for the total consideration of $0.05 million.

The following table reflects certain information regarding the tender offers that we have conducted:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percent of Shares Tendered that were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares ('000s) *
December 31, 2014	December 30, 2014	6,061	100%	$8.775	$55
March 31, 2015	March 30, 2015	5,811	100%	$8.775	51
					$106

*The difference between increase in treasury capital and aggregate consideration for repurchased shares is allocated to the capital/owners equity account dealer fees.

Our quarterly repurchases will be conducted on such terms as may be determined by our Board of Directors, or a committee thereof, in its complete and absolute discretion unless, in the judgment of the independent directors of our Board of Directors, or a committee thereof, such repurchases would not be in the best interests of our stockholders or would violate applicable law. We will conduct such repurchase offers in accordance with the requirements of Rule 13e-4 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the 1940 Act. In months in which we repurchase shares, we will conduct repurchases on a date that we hold a semi-monthly closing for the sale of shares in this offering. Any offer to repurchase shares will be conducted solely through tender offer materials mailed to each stockholder.

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

As of March 31, 2015, the Fund has accrued $0.2 million in stockholder distributions that were unpaid. All amounts with record date in March 2015 and paid in April 2015 have been accrued in the March 31, 2015 financial statements. As of December 31, 2014, the Fund has accrued $0.2 million in stockholder distributions that were unpaid. All amounts with record dates in December 2014 and paid in January 2015 have been accrued in the December 31, 2014 financial statements.

The following tables reflect the distributions per share paid or payable in cash or with the DRIP on the Fund’s common stock to date (dollars in thousands except per share amounts), as well as the source of the distributions:

Source of Distribution by Cash vs. DRIP:

		Net Investment	Realized Gain From	Return of		Paid in
Period	Per Share	Income	Investments	Capital	Total	Cash	DRIP
July 12, 2012 - September 30, 2012	$0.183750	$32	$-	$18	$50	$34	$16
October 1, 2012 - December 31, 2012 *	0.260750	118	-	82	200	123	77
January 1, 2013 -March 31. 2013 *	0.262586	247	47	76	370	220	150
April 1, 2013 - June 30, 2013	0.186504	235	43	26	304	185	119
July 1, 2013 - September 30, 2013	0.186504	244	47	183	474	274	200
October 1, 2013 - December 31, 2013	0.186504	20	258	271	549	347	202
January 1, 2014 - March 31, 2014	0.186504	168	85	379	632	405	227
April 1, 2014 - June 30, 2014	0.186504	348	-	406	754	491	263
July 1, 2014 - September 30, 2014	0.184668	135	28	645	808	511	297
October 1, 2014 – December 31, 2014	0.181452	124	53	767	944	584	360
January 1, 2015 – March 31, 2015	0.179154	153	52	824	1,029	652	377
TOTAL	$2.184880	$1,824	$613	$3,677	$6,114	$3,826	$2,288

* Includes a special distribution of $0.077 per share.

The following table shows the percentage of our distributions which have been funded from net investment income, realized capital gains and paid in capital since the inception of operations:

Percentage of Distributions by Source:

		Net	Realized
		Investment	Gain From	Return of
Period	Per Share	Income	Investments	Capital
July 12, 2012 - September 30, 2012	$0.183750	64%	0%	36%
October 1, 2012 - December 31, 2012	0.260750	59%	0%	41%
January 1, 2013 -March 31. 2013	0.262586	67%	13%	20%
April 1, 2013 - June 30, 2013	0.186504	77%	14%	9%
July 1, 2013 - September 30, 2013	0.186504	51%	10%	39%
October 1, 2013 - December 31, 2013	0.186504	4%	47%	49%
January 1, 2014 - March 31, 2014	0.186504	27%	13%	60%
April 1, 2014 - June 30, 2014	0.186504	46%	0%	54%
July 1, 2014 - September 30, 2014	0.184668	17%	3%	80%
October 1, 2014 – December 31, 2014	0.181467	13%	6%	81%
January 1, 2015 – March 31, 2015	0.179154	15%	5%	80%

The following table reflects the sources of the distributions on a tax basis that the Fund has paid on its common stock (dollars in thousands) during the three months ended March 31, 2015 and the fiscal years ended December 31, 2014, 2013 and 2012:

	Three months ended		Year ended		Year ended		Year ended
Source of Distributions:	March 31, 2015		December 31, 2014		December 31, 2013		December 31, 2012
Distributions from net investment income	$153	14.8%	$775	24.7%	$746	44.0%	$150	60.0%
Distributions from realized gains	52	5.1%	166	5.3%	395	23.3%	-	0.0%
Distributions from paid In capital	824	80.1%	2,197	70.0%	556	32.7%	100	40.0%
TOTAL	$1,029	100.0%	$3,138	100.0%	$1,697	100.0%	$250	100.0%

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

We are in a fund raising stage. As such, we incur offering expenses of 1.5% of the gross offering proceeds. The chart below shows the percentages of distributions from Net Investment Income excluding offering costs:

	Offering Expenses	Net Investment Income excluding offering costs	% Distribution from Net Investment Income excluding offering costs	% Distributions from Realized Gains excluding offering costs	% Distributions from Paid In Capital excluding offering costs
2015	$56	$209	20%	5%	75%
2014	$524	$1,299	41%	5%	54%
2013	$373	$1,119	66%	23%	11%
2012	$142	$292	100%	0%	0%

Note 9.  Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2015 and 2014:

	For the three months ended March 31, 2015	For the three months ended March 31, 2014
Per share data:
Net asset value, beginning of period	$7.34	$8.69

Results of operations (1)
Net investment income	0.03	0.05
Net realized gain on investments	0.01	0.02
Net unrealized loss on investments	(0.00)	(0.08)

Net increase (decrease) in net assets resulting from operations	0.04	(0.01)

Stockholder distributions (2)
Distributions from net investment income	(0.03)	(0.05)
Distributions from realized gains	(0.01)	(0.02)
Distributions from capital	(0.14)	(0.11)
Net decrease in net assets resulting from stockholder distributions	(0.18)	(0.18)

Capital share transactions
Impact from issuance of common stock (3)	0.10	0.12
Net increase in net assets resulting from capital share transactions	0.10	0.12
Net asset value, end of period	$7.30	$8.62
Shares outstanding at end of period	5,981,388	3,931,578
Total return (5)	1.39%	1.51%
Ratio/Supplemental data:
Net assets, end of period (in thousands)	$43,680	$33,890
Average net assets (in thousands)	$39,074	$26,038
Ratio of net investment income to average net assets (4)(7)	1.59%	2.62%
Ratio of operating expenses to average net assets (4)(7)	7.90%	8.45%
Portfolio turnover ratio (6)	5.72%	19.82%

(1)	The per share amounts were derived by using the weighted average shares outstanding during the period. There was no expense waiver and reimbursement for the three months ended March 31, 2015 and 2014.
(2)	The per share data for distributions reflects the actual amount of distributions declared per share during the period.
(3)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Fund's continuous offering.
(4)	The ratios are after giving effect to amounts reimbursed by the Manager under an expense reimbursement agreement. See “Note 4 – Related Party Transactions.” For the three months ended March 31, 2015 and 2014, there was no expense waiver and reimbursement.
(5)	Total return is calculated assuming a purchase of shares at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. For the three months ended March 31, 2015 and 2014, there was no expense reimbursement.
(6)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or purchases over the average of the invested assets at fair value. Not annualized.
(7)	Ratios are annualized based on average net assets using current and prior 3 quarters net assets.

Note 10.  Revision of Prior Period Financial Statements

In the first quarter of 2015, the Company identified approximately $138,000 of costs which were incurred by the Fund in 2013 and 2014, which are deemed offering costs that should have been borne by the manager, and reimbursed only along with all other offering costs at the rate of 1.5% of gross offering proceeds. Accordingly, a receivable from the manager has been set up as of March 31, 2015 included in the amount Due from related party in the statements of assets and liabilities. The effect of this error on the Company's net loss was determined to be immaterial to previously reported annual and quarterly financial results. The Company has retroactively corrected the impact of the error on the financial statements for the period ended December 31, 2014 and the results of the quarter ended March 31, 2014. The revision had no impact on the Company's total cash flows from operating, investing or financing activities for the quarter ended March 31, 2014.

The line items within the financial statements as of December 31, 2014 and as of and for the quarter ended March 31, 2014 that were impacted by the revisions are set forth below (in thousands, except per share amounts):

	As of December 31, 2014
	As Reported	As Revised
Statement of Assets and Liabilities:
Due from related party	$28	$166
Accumulated distribution in excess of net investment income and realized gain on investments	(2,901)	(2,763)

Net asset value per share	$7.31	$7.34

	As of and for the three months ended March 31, 2014
	As Reported	As Revised
Statement of Operations:
Offering expense	$139	$97
Net investment income	124	168
Net decrease in net assets resulting from operations	(57)	(13)

Per share information – basic and diluted:
Net investment income	$0.04	$0.05
Net decrease in net assets resulting from operations:	(0.02)	(0.00)

Statement of Changes in Net Assets:
Total increase in net assets	$6,422	$6,466
Net assets at beginning of period	$27,373	$27,424
Net assets at end of period	$33,795	$33,890

Note 11.  Subsequent Events

Management of the Fund has evaluated subsequent events in the preparation of the Fund’s financial statements and has determined that no events require recognition or disclosure in the financial statements except for the following:

On April 17, 2015, the Fund received a notice for mandatory reorganization from Education Management Corp. to convert each share of Series A-2 preferred stock into 317 shares of common stock.

On April 20, 2015, the Fund received a notice for voluntary exchange from Colt Defense LLC to exchange each $1,000 principal of 8.75% senior notes due 2017 into $300 of new 10.00% junior priority senior secured notes due 2023. The Fund did not give its consent to the proposed amendment and rejected the plan of reorganization.

On April 21, 2015, the Fund received a notice for voluntary exchange from DJO Finance LLC to exchange its 9.75% Senior Subordinated notes due 2017 for new 10.75% third lien notes due 2020 plus $30 per $1,000 of principal as part of exchange and early consent. The Fund gave its consent to the proposed amendment and accepted the plan of reorganization.

On April 24, 2015, the Fund received a notice of mandatory full call from Radiation Therapy Services, Inc. 8.875% Senior Secured Second Lien Notes due January 15, 2017 for $102.219 per share.

In April 2015, the Fund entered into agreements to acquire the net assets of three private funds: VII Peaks Co-Optivist B Fund I, LLC, VII Peaks Co-Optivist B Fund II, LLC and VII Peaks Co-Optivist R Fund I, LLC (The “Target Funds”). Each of the Target Funds is managed by a subsidiary of our Manager. Each of the Target Funds hold investment positions substantially similar to the investments held by the Fund. The agreements provide that the Fund will acquire the net assets of each Target Fund for shares of common stock with a value equal to the most recently published net asset value per share. On April 20, 2015, the Fund filed a registration statement on Form N-14 to register the shares that will be issued in the acquisitions of the Target Funds. Closing of the acquisitions is subject to approval of the Form N-14 registration statement, as well as the approval of a majority of the interests of the members of each Target Fund. The acquisition of any Target Fund is not dependent on member approval of the other Target Funds. The combined net assets of the Target Funds were $8,033,851. If the members of each of the Target Funds approve the acquisition, the Fund would be required to issue 1,098,870 shares of common stock based upon its net asset value at December 31, 2014 of $7.31 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying financial statements of VII Peaks Co-Optivist Income BDC II, Inc., and the notes thereto. As used herein, the terms “we”, “our”, “us” and the “Fund” refer to VII Peaks Co-Optivist Income BDC II, Inc., a Maryland corporation and, as required by context to VII Peaks Capital, LLC (the “Manager”), which serves as our investment adviser and administrator. We are externally managed by our Manager.

Forward-Looking Statements

This Form 10-Q includes forward-looking statements that reflect our expectations and projections about our future results, performance, prospects and opportunities. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” or “may” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements in this Form 10-Q are subject to a number of risks and uncertainties, some of which are beyond our control, including, among other things:

•	our ability to invest in discounted corporate debt and equity-linked debt securities of our target companies;

•	our ability to successfully employ our Co-Optivist™ approach in executing our investment strategy;

•	a limited pool of prospective target businesses;

•	our ability to pay distributions on our shares of common stock;

•	an economic downturn which could impair our target companies’ abilities to continue to operate, which could lead to the loss of some or all of our assets; and

•	changes in general economic or business conditions or economic or demographic trends in the United States.

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

Valuation of Portfolio Investments

The investment portfolio is recorded on a trade date basis. We determine the net asset value of our investment portfolio each quarter. Securities that are publicly-traded are valued at the reported closing price on the valuation date. Forty of the forty four investments were valued using the closing market price at period end March 31, 2015. The exceptions were the investment in Education Management LLC, restructured to private equity in the quarter, and the two notes from Endeavour International Corp., one with a 12.00% interest rate and maturity date of June 1, 2018, the second with a 12.00% interest rate and maturity date of March 1, 2018 and 12.50% Notes of Saratoga Resources, Inc. Endeavour International Corp. made its intent to restructure during the quarter, with the specific terms not yet finalized.

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

Level 3: Unobservable inputs for the asset or liability. These investments for the fund are an equity security, a Senior Secured First Lien Note, and two Senior Secured Lien Notes. The equity investment has been issued by a company with terms settled. Its fair value was determined by its relative amount of the total company enterprise value. The terms of Senior secured First Lien Note and one of the Senior Secured Second Lien Note, however, have not been finalized. The fair value was derived from the relative amounts of the notes to the total enterprise value as indicated would be the intended restructuring by the issuer. The valuation of other Senior Secured Second Lien Note is based on the relevant trades (over $100,000) that occurred during the first quarter in 2015 in the secondary market.

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

Loans and debt securities, including those that are individually identified as being impaired under Accounting Standards Codification 310 — Receivables, or ASC 310, are generally placed on nonaccrual status immediately if, in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the debt agreement, or when principal or interest is past due 90 days or more. Interest accrued but not collected at the date a loan or security is placed on nonaccrual status is reversed against interest income. Interest income is recognized on nonaccrual loans or debt securities only to the extent received in cash. However, where there is doubt regarding the ultimate collectability of principal, cash receipts, whether designated as principal or interest, are thereafter applied to reduce the carrying value of the loan or debt security. Loans or securities are restored to accrual status only when interest and principal payments are brought current and future payments are reasonably assured.

Our total interest income was $0.9 million for the three months ended March 31, 2015, as compared to $0.7 million for the three months ended March 31, 2014. The increase is due to a larger note portfolio earning interest in 2015 as compared to 2014. At March 31, 2015, the weighted average coupon yield was 8.9%, as compared to the 10.5% as of March 31, 2014. For the three months ended March 31, 2015, six of the investments in the portfolio did not accrue interest as the issuers were in default of the coupon payment for more than the thirty day grace period. Interest income was accrued through the date of the last coupon payment received for these investments. These six are Caesars Entertainment Corp, 10.75%, February 1, 2016; Endeavor International Corp., 12%, March 1, 2018; Endeavor International Corp., 12%, June 1, 2018; NII Capital Corp, 10%, August 15, 2016; Saratoga Resources, Inc., 12.50% July 1, 2016; and Suntech Power Holdings Company, Ltd., 3%, May 15, 2013. The investment in Education Management, LLC has been restructured to private equity. The instrument does not accrue or pay interest.

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

Payment-in-Kind Interest

We may have investments in our portfolio that contain a PIK interest provision. Any PIK interest will be added to the principal balance of such investments and is recorded as income, if the portfolio company valuation indicates that such PIK interest is collectible. In order to maintain our status as a regulated investment company, or (‘RIC”), substantially all of this income must be paid out to stockholders in the form of distributions, even if we have not collected any cash.

Organizational and Offering Costs

The Fund is a closed-end fund with a continuous offering period. Organization costs include, among other things, the cost of organizing us as a Maryland corporation, including the cost of legal services and other fees pertaining to our organization. Offering expenses include, among other things, legal fees and other costs pertaining to the preparation of our registration statement in connection with the Fund’s continuous offering. Under the investment advisory agreement between the Fund and the Manager, our Manager fronted the cost of the organizational and offering expenses which are reimbursable by the Fund with up to 1.5% of the gross offering proceeds. The Fund expenses organizational and offering costs as they become payable under the investment advisory agreement.

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

Portfolio and Investment Activity

During the three months ended March 31, 2015, we made $2.9 million of investments in new portfolio companies and had $2.0 million in aggregate amount of exits and repayments, resulting in net investments of $0.9 million for the period. During the three months ended March 31, 2014, we made $9.9 million of investments in new portfolio companies and had $4.3 million in aggregate amount of exits and repayments, resulting in net investments of $5.6 million for the period.

As of March 31, 2015, we have invested an aggregate of approximately $46.3 million in 44 investment positions in 37 portfolio companies. At March 31, 2015, the fair value of our investment positions was $39.8 million (excluding cash and including the accrued interest of $1.4 million). As of such date, our estimated gross annual portfolio current yield was 8.74% and gross annual portfolio yield to maturity was 10.26% based on the purchase price of our investments. The average duration of our portfolio was approximately 2.48 years. During the three months ended March 31, 2015, we have exited 2 portfolio companies in full and 1 partially for aggregate sales proceeds of $2.0 million. During the three months ended March 31, 2015, we had one portfolio investment in default of payment of its par value at maturity date, Suntech Power Holdings Company, with a fair value of $1 which represented a negligible amount of our total portfolio. As of March 31, 2015, in addition to the investment in maturity date default, six additional investments had not paid coupon interest as due beyond the thirty day grace period. Interest on these investments was accrued through the date that the last coupon payment was received. These investments were placed in a nonaccrual status. Another investment, Education Management, LLC was restructured as a private equity instrument, and no longer has income producing attributes.

The following table presents our portfolio composition based on fair value as of March 31, 2015:

	As of March 31, 2015
	Percentage of Total Portfolio	Weighted Average Current Coupon Yield
Investments – Money Market	8.9%	—%
Senior Secured First Lien Debt	31.0	8.5
Senior Secured Second Lien Debt	12.7	10.1
Senior Unsecured Debt	36.9	10.1
Senior Subordinated Debt	8.4	10.9
Equity Securities	2.1	n/a
Total	100.0%	8.7%

 As of March 31, 2015, our investment portfolio had a yield to maturity of 10.26%, and an average duration of 2.48 years.

The following table presents our portfolio composition based on fair value as of December 31, 2014:

	As of December 31, 2014
	Percentage of Total Portfolio	Weighted Average Current Coupon Yield
Investments – Money Market	7.7%	—%
Senior Secured First Lien Debt	28.9	9.3
Senior Secured Second Lien Debt	14.0	10.4
Senior Unsecured Debt	37.3	10.2
Senior Subordinated Debt	9.9	10.2
Equity Securities	2.2	n/a
Total	100.0%	9.3%

 As of December 31, 2014, our investment portfolio had a yield to maturity of 10.35%, and an average duration of 2.55 years.

The following table shows the portfolio composition by industry grouping at fair value as of March 31, 2015 (dollars in thousands):

	As of March 31, 2015
	Investments at Fair Value	Percentage of Total Portfolio
Retail	$5,414	12.8%
Media: Advertising, Printing & Publishing	4,305	10.2
Metals & Mining	4,237	10.1
Investments - Money Market	3,747	8.9
Services: Consumer	3,587	8.5
Telecommunications	2,765	6.6
Consumer Goods: Durable	2,739	6.5
Aerospace and Defense	2,734	6.5
Healthcare and Pharmaceuticals	2,615	6.2
Automobile	2,566	6.1
Energy: Oil & Gas	2,429	5.8
Services: Business	1,571	3.7
Media: Broadcasting & Subscription	1,190	2.8
Environmental Industries	898	2.1
Hotel, Gaming & Leisure	752	1.8
Beverage, Food & Tobacco	591	1.4
Total	$42,140	100.0%

The following table shows the portfolio composition by industry grouping at fair value as of December 31, 2014 (dollars in thousands):

	As of December 31, 2014
	Investments at Fair Value	Percentage of Total Portfolio
Retail	$5,827	14.4%
Media: Advertising, Printing & Publishing	4,163	10.3
Healthcare & Pharmaceuticals	3,547	8.7
Services: Consumer	3,497	8.6
Investments – Money Market	3,104	7.7
Telecommunications	2,798	6.9
Aerospace and Defense	2,790	6.9
Metals & Mining	2,723	6.7
Consumer Goods: Durable	2,686	6.6
Energy: Oil & Gas	2,505	6.2
Services: Business	1,430	3.5
Automobile	1,337	3.3
Media: Broadcasting & Subscription	1,201	3.0
High Tech Industries	858	2.1
Environmental Industries	795	2.0
Hotel, Gaming & Leisure	704	1.7
Beverage, Food & Tobacco	567	1.4
Total	$40,532	100.0%

Our fair value of total investments was $42.1 million as of March 31, 2015 as compared to $40.5 million as of December 31, 2014. The portfolio increase in the three months ending March 31, 2015 is mainly due to invested proceeds from continuous investor closings.

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

Operating results for the three months ended March 31, 2015 and 2014 are as follows (dollars in thousands):

	For the three months ended March 31, 2015	For the three months ended March 31, 2014
Total investment income	$914	$710
Total expenses, net	761	542
Net investment income	153	168
Net realized gains from investments	52	85
Net unrealized depreciation on investments	(24)	(266)
Net increase (decrease) in net assets resulting from operations	$181	$(13)

Revenues

We generated investment income of $0.9 million for the three months ended March 31, 2015, as compared to $0.7 million for the three months ended March 31, 2014.

Interest from investments is in the form of interest and fees earned on senior secured loans, senior secured notes, subordinated debt, senior unsecured debt and collateralized securities in our portfolio. The level of income we receive is directly related to the balance of collectible income producing investments multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases. With the continuous offerings and periodic closings throughout 2014, the assets available for and deployed to investment received a boost. The average balance of the March 31, 2015 note portfolio was significantly higher than the March 31, 2014 balance, resulting in the increase in interest income. At March 31, 2015, the weighted average coupon yield was 8.9%, as compared to the 10.5% as of March 31, 2014. For the three months ended March 31, 2015, the average net assets were $39.0 million, as compared to $26.0 million for the three months ended March 31, 2014.

For the three months ended March 31, 2015, six of the investments in the portfolio did not accrue interest as the issuers were in default of the coupon payment for more than the thirty day grace period. Interest income was accrued through the date of the last coupon payment received for these investments. These six are Caesars Entertainment Corp, 10.75%, February 1, 2016; Endeavor International Corp., 12%, March 1, 2018; Endeavor International Corp., 12%, June 1, 2018; NII Capital Corp, 10%, August 15, 2016; Saratoga Resources, Inc., 12.50% July 1, 2016; and Suntech Power Holdings Company, Ltd., 3%, May 15, 2013. The investment in Education Management, LLC has been restructured to private equity. The instrument does not accrue or pay interest.

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

Expenses

The composition of our operating expenses for the three months ended March 31, 2015 and 2014 was as follows (dollars in thousands):

	For the three months ended March 31, 2015	For the three months ended March 31, 2014
Professional fees	$96	$85
Director fees	18	14
Insurance	24	23
Management fees	215	167
Administrative services – related parties	54	42
General and administrative	298	97
Offering expense	56	114
Total operating expenses	$761	$542

For the three months ended March 31, 2015 and 2014, our operating expenses were $0.8 million and $0.5 million, respectively. The rise in expenses for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 was due to higher management fees, administrative services, professional fees and general and administrative in 2014 as the operation of the Fund have increased, offset with a reduction in offering expense. The amount of offering costs is directly related to the gross offering price of shares sold in the period. Professional fees were lower in 2014, as less legal and audit support was needed.

The management fees for the three months ended March 31, 2015 and 2014 remain at 2% of the net asset value. The offering costs are consistent at 1.5% of the gross closing proceeds for the three months ended March 31, 2015 and 2014.

The Chief Financial Officer, or (“CFO”), salary was transferred to the manager and paid to the CFO through the manager’s payroll service.

Expense Reimbursement

We entered into an expense reimbursement agreement with our prior manager under which the prior manager agreed to reimburse us for all U.S. GAAP compliant expenses recognized on our quarterly financial statements for 2012, retroactive to the date of formation on August 3, 2011. In 2013, the expense reimbursement agreement was modified to exclude management fees and incentive fees payable to the Manager effective as of January 1, 2013. We recognized a receivable on our books for the amount due from the prior manager under the expense reimbursement agreement, and the prior manager recognized a liability on its books in the same amount. The expense reimbursement agreement allowed the prior manager and us to offset the related receivables from and payables to each other resulting in a net receivable, or payable position. Our prior manager was obligated to reimburse us for $0.0 million in 2014 and $0.8 million in 2013.

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

During the year ended December 31, 2014, our Manager paid in full the Due from Affiliate balance of $1.3 million. plus $0.1 million of interest on such amount at the rate of 7.35% per annum.

Net Investment Income

Our net investment income totaled $0.2 million and $0.2 million for the three months ended March 31, 2015 and 2014, respectively. The balance of our net investment income was attributable to investment income less operating expenses for the period. For the three months ended March 31, 2015 and 2014, total investment income was $0.9 million and $0.7 million, respectively.

The increase in net investment income in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 is due to a higher earning asset average balance in the investment portfolio. For the three months ended March 31, 2015 and 2014, total expenses were $0.8 million and $0.5 million, respectively.

Net Realized Gains or Losses from Investments

For the three months ended March 31, 2015 and 2014, we had $2.0 million and $4.3 million of principal repayments, resulting in $0.05 million and $0.09 million of realized gains, respectively.

Net Change in Unrealized Appreciation or Depreciation on Investments

For the three months ended March 31, 2015, we had $0.01 million of unrealized depreciation. For the three months ended March 31, 2014, we had $0.3 million of unrealized depreciation. The decrease in unrealized depreciation was mainly due to fairly better performance of high-yield bond market in the first quarter of 2015. Following a weak start at the beginning of January, as the price of crude oil added to its steep losses from the previous quarter, the high-yield market trended higher through the end of February amid a stabilization in oil’s price and relatively favorable corporate earnings reports. High-yield bonds gave back some of their gains in March. For one thing, a stronger-than-expected February employment report fueled fear that the U.S. Federal Reserve might accelerate its timetable for boosting short-term interest rates. Concern about Greece’s debt negotiations with its European Union partners also put investors in a defensive mood, as did air strikes in Yemen by Saudi Arabia.

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

Changes in Net Assets from Operations

For the three months ended March 31, 2015, we recorded a net increase in net assets resulting from operations of $0.2 million. This increase is mainly due to Net Investment Income of $0.15 million and Net realized gain from investment of $0.05 million earned on our portfolio investments, partially offset by Net unrealized depreciation of 0.01 million. Based on 5,763,005 weighted average common shares outstanding for the three months ended March 31, 2015, our per share net increase in net assets resulting from operations was $0.03.

Liquidity and Capital Resources

We generate cash primarily from the net proceeds of our ongoing continuous public offering and from cash flows from fees, interest and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. On July 10, 2012, we satisfied our minimum offering requirement of raising gross offering proceeds in excess of $1.0 million from persons who are not affiliated with us or our Manager, and commenced operations. As of March 31, 2015, we had issued 6.1 million shares of common stock, including 0.2 million shares under our distribution reinvestment plan (“DRIP”) less 0.09 million shares redeemed under our tender offer. As of March 31, 2015, we had received gross proceeds from our continuous offering of total $60.4 million, including $2.2 million under our DRIP less $0.8 paid to redeem shares in our quarterly tender offers.

We currently sell our shares on a continuous basis at a current offering price of $9.75; however, to the extent that our net asset value per share increases, we will sell at a price necessary to ensure that our shares are not sold at a price, after deduction of selling commissions and dealer manager fees, that is below our net asset value per share.

Prior to investing in debt securities, we invest the net proceeds from our continuous offering primarily in money market funds that invest in U.S. government securities and high-quality debt instruments maturing in one year or less from the time of investment. As of March 31, 2015 and December 31, 2014, we had $3.7 million and $3.1 million, respectively, invested in money market investments pending investment in debt instruments.

For the three months ended March 31, 2015, we experienced a net increase in money market investments of $0.6 million. For the three months ended March 31, 2015, approximately $2.8 million was generated from our financing activities, which primarily consisted of $3.5 million in net offering proceeds received, offset by $0.7 million in distributions. We used approximately $2.8 million of cash in our operating activities primarily as the result of the purchase of new portfolio debt investments of $2.9 million, offset by the receipt of proceeds from the sale of, repayment of and principal payments on portfolio debt investments of $2.0 million.

We have thus far not borrowed any funds to make investments. In the future, however, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors determines that leveraging our portfolio would be in our best interests and the best interests of our shareholders, we may decide to borrow funds to make investments. We do not currently anticipate issuing any preferred shares.

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

We are in a fund raising stage. As such, we incur offering expenses of 1.5% of the gross offering proceeds. The chart below shows the percentages of distributions from Net Investment Income excluding offering costs:

	Offering Expenses	Net Investment Income excluding offering costs	% Distribution from Net Investment Income excluding offering costs	% Distributions from Realized Gains excluding offering costs	% Distributions from Paid In Capital excluding offering costs
2015	$56	$209	20%	5%	75%
2014	$524	$1,299	41%	5%	54%
2013	$373	$1,119	66%	23%	11%
2012	$142	$292	100%	0%	0%

Election as a RIC

We elected to be treated as a RIC under Subchapter M of the Code for U.S. federal income tax purposes. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income that we distribute to our stockholders from our tax earnings and profits. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. In addition, in order to obtain RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gain over realized net long-term capital loss, or the annual distribution requirement. Even if we qualify as a RIC, we generally will be subject to corporate-level U.S. federal income tax on our undistributed taxable income and could be subject to U.S. federal excise, state, local and foreign taxes.

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

Assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity, a 100 basis point move in interest rates up or down from their March 31, 2015 levels would result in an increase or decrease in net asset value of $0.5 million or 1.03%.

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

Change in Internal Control over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as follows.  For the quarter ended March 31, 2015, we determined that a deficiency in internal control over financial reporting existed relating to the determination of offering expenses that should initially be borne by our manager instead of us, and reimbursed to our manager at the rate of 1.5% of gross offering proceeds in accordance with our investment management agreement with the manager. In response, we have implemented additional controls whereby officers will map out financial statement line items to the relevant portions of the agreements with our manager to ensure compliance and proper accounting for amounts due thereunder.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Neither we nor our Manager are currently subject to any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2014.

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

VII Peaks Co-Optivist Income BDC II, Inc.

Date: May 20, 2015	By	/s/ Gurpreet S. Chandhoke
Gurpreet S. Chandhoke
Chairman of the Board of Directors,
Chief Executive Officer and President
(Principal Executive Officer)

VII Peaks Co-Optivist Income BDC II, Inc.

Date: May 20, 2015	By	/s/ Michelle Kleier
Michelle Kleier
Chief Financial Officer,
Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

