Form 10-K/A
period 2013-12-31
VII Peaks Co-Optivist Income BDC II, Inc.
filed 2015-07-16
CIK 1527385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No.1)

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K of VII Peaks Co-Optivist Income BDC II, Inc. (the “Fund”) for the year ended December 31, 2013 (the “Annual Period”), as originally filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2014 (the “Original Report”), is being filed to restate the Fund’s previously issued financial statements for the Annual Period and to revise related disclosures, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the Annual Period.

As more fully described in Note 3 to the accompanying financial statements, the restatement corrects an error relating to offering costs that were paid by the Fund but which should have been borne by the Fund manager and reimbursed in accordance with the limitations imposed by the agreement between the Fund and the Fund manager, which error primarily resulted from an incorrect interpretation of the agreements between the Fund and the Fund manager. At the same time, the Fund reclassified certain other operating expenses to conform with the Fund’s current method of classifying operating expenses to facilitate comparability of financial statements among different periods. For the convenience of the reader, this Form 10-K/A otherwise sets forth the Original Report in its entirety. In order to preserve the nature and character of the disclosures set forth in the Original Report, this Form 10-K/A speaks as of the date of the filing of the Original Report, March 11, 2014, and the disclosures contained in this Form 10-K/A have not been updated to reflect events occurring subsequent to that date, other than those associated with the restatement.

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

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

FORM 10-K/A FOR THE YEAR ENDED DECEMBER 31, 2013

Part I

Except as otherwise specified in this annual report on Form 10-K/A (“Annual Report”), the terms:

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

Proxy Voting Records

You may obtain information about how we voted proxies by making a written request for proxy voting information to:

Chief Compliance Officer

VII Peaks Co-Optivist Income BDC II, Inc.

100 Pine Street, Suite 500

San Francisco, California 94111

Available Information

We have filed a registration statement with the SEC on Form N-2, including amendments, relating to the shares we are offering. We have filed a prospectus with the SEC. The prospectus does not contain all of the information set forth in the registration statement, including any exhibits and schedules it may contain. For further information concerning us or the shares we are offering, please refer to the registration statement and prospectus. Statements contained in the prospectus and this 10-K/A as to the contents of any contract or other document referred to are not necessarily complete and in each instance reference is made to the copy of any contract or other document filed as an exhibit to the registration statement or prospectus. Each statement is qualified in all respects by this reference. Any stockholder and its designated representative are permitted access to our records to which it is entitled under applicable law by all reasonable times, and may inspect and copy any of them for a reasonable charge. Please see our charter and bylaws for additional information regarding stockholders’ rights to access our records.

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

The following table shows the percentage of our distributions which have been funded from net investment income, realized capital gains and paid in capital since the inception of operations:

		Net	Realized
		Investment	Gain From	Return of
Period	Per Share	Income	Investments	Capital
July 12, 2012 - September 30, 2012	$0.18375	64%	0%	36%
October 1, 2012 - December 31, 2012*	0.26075	59%	0%	41%
January 1, 2013 - March 31, 2013 *	0.26259	67%	13%	20%
April 1, 2013 - June 30, 2013	0.18650	77%	14%	9%
July 1, 2013 - September 30, 2013	0.18650	51%	10%	39%
October 1, 2013 - December 31, 2013	0.18650	13%	47%	40%

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

The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common stock (dollars in thousands) during the fiscal years ended December 31, 2013 and 2012:

	Year ended		Year ended
Source of Distributions:	December 31, 2013		December 31, 2012
	(Restated)		(Restated)
Distributions from net investment income	$798	47.0%	$150	60.0%
Distributions from realized gains	395	23.3%	-	0.0%
Distributions from paid in capital	504	29.7%	100	40.0%
Total	$1,697	100.0%	$250	100.0%

We are in a fund raising stage. As such, we incur offering expenses of 1.5% of the gross offering proceeds. The chart below shows the percentages of distributions from Net Investment Income excluding offering costs:

	Offering Expenses	Net Investment Income excluding offering costs	% Distribution from Net Investment Income excluding offering costs	% Distributions from Realized Gains excluding offering costs	% Distributions from Paid In Capital excluding offering costs
2013 (Restated)	$322	$1,120	66%	23%	11%
2012 (Restated)	$142	$292	100%	0%	0%

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data for the years ended December 31, 2013 and December 31, 2012 and for the period from August 3, 2011 (date of inception) to December 31, 2011 is derived from our financial statements which have been audited by Burr Pilger Mayer, Inc., our independent registered public accounting firm as stated in their report. The data should be read in conjunction with our financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K/A (dollars in thousands except share and per share data):

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012	For the Period from August 3, 2011 (Date of Inception) to December 31, 2011
	(Restated)	(Restated)	(Restated)
Statement of operations data:
Total investment income	$1,659	$146	$-
Operating expenses
Total expenses	1,637	520	4
Less: Expense waivers and reimbursements	(776)	(524)	-
Net expenses (income)	861	(4)	4
Net investment income (loss)	798	150	(4)
Realized and unrealized gain (loss), net	(101)	(119)	-
Net increase (decrease) in net assets resulting from operations	$697	$31	$(4)
Per share data - basic and diluted:
Net investment income (loss)	$0.37	$0.61	$(44.44)
Net realized and unrealized gain (loss) on investments	$(0.05)	$(0.48)	$-
Net increase (decrease) in net assets resulting from operations	$0.32	$0.13	$(44.44)
Distributions declared	$(0.79)	$(1.02)	$-
Balance sheet data:
Investments at fair value	$23,154	$5,823	$-
Investments in money market funds - at fair value	$1,644	$1,304	$201
Total assets	$27,764	$8,548	$201
Total liabilities	$340	$212	$4
Total net assets	$27,424	$8,336	$197
Other data:
Total return	7.72%	10.98%	-%
Number of portfolio company investments at period end	39	22	-
Total portfolio investments for the period	$27,685	$7,166	$-
Investment sales and prepayments for the period	$10,314	$1,250	$-

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

Organization and Offering Expenses

The Fund is a closed-end fund with a continuous offering period. Under the investment advisory agreement between the fund and the Manager, our Manager fronts the cost of the offering expenses which are reimbursable by the Fund with up to 1.5% of the gross offering proceeds. The Fund expenses organizational and offering costs as they become payable under the investor advisory agreement. Our total offering expense was $0.3 million for the fiscal year ended December 31, 2013, as compared to $0.1 million for the fiscal year ended December 31, 2012. The year 2013 had a higher amount of investor closings as compared to the year 2012.

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

The following table presents our portfolio composition based on fair value at December 31, 2013:

	At December 31, 2013
	Percentage of Total Portfolio	Weighted Average Current Coupon Yield
Investments – Money Market	6.6%	—%
Senior Secured First Lien Debt	18.2	10.7
Senior Secured Second Lien Debt	21.3	10.8
Senior Unsecured Debt	30.0	10.4
Senior Subordinated Debt	23.9	11.0
Total	100.0%	10.7%

As of December 31, 2013, our investment portfolio had a yield to maturity of 11.16%, and an average duration of 2.36 years.

The following table presents our portfolio composition based on fair value at December 31, 2012:

	At December 31, 2012
	Percentage of Total Portfolio	Weighted Average Current Coupon Yield
Investments – Money Market	18.3%	—%
Senior Secured First Lien Debt	11.5	10.4
Senior Secured Second Lien Debt	12.1	11.0
Senior Unsecured Debt	43.7	9.5
Senior Subordinated Debt	14.4	9.4
Total	100.0%	9.8%

As of December 31, 2012, our investment portfolio had a yield to maturity of 12.17%.

The following table shows the portfolio composition by industry grouping at fair value at December 31, 2013 (dollars in thousands):

	At December 31, 2013
	Investments at Fair Value	Percentage of Total Portfolio
Healthcare & Pharmaceuticals	$3,160	12.7%
Services: Business	3,015	12.2
Aerospace and Defense	2,616	10.6
Energy: Oil & Gas	2,604	10.5
Telecommunications	2,289	9.2
Investments – Money Market	1,644	6.6
Media: Advertising, Printing & Publishing	1,541	6.2
Services: Consumer	1,282	5.2
Metals & Mining	1,222	4.9
High Tech Industries	1,158	4.7
Banking, Finance, Insurance & Real Estate	1,069	4.3
Retail	968	3.9
Media: Broadcasting & Subscription	875	3.5
Hotel, Gaming & Leisure	790	3.2
Beverage, Food & Tobacco	557	2.2
Environmental Industries	8	0.1
Total	$24,798	100.0%

The following table shows the portfolio composition by industry grouping at fair value at December 31, 2012 (dollars in thousands):

	At December 31, 2012
	Investments at Fair Value	Percentage of Total Portfolio
Investments – Money Market	$1,304	18.3%
Healthcare & Pharmaceuticals	830	11.7
High Tech Industries	771	10.8
Beverage, Food & Tobacco	769	10.8
Telecommunications	764	10.7
Retail	564	7.9
Services: Consumer	541	7.6
Consumer Goods: Non-durable	415	5.8
Consumer Goods: Durable	401	5.6
Services: Business	365	5.1
Banking, Finance, Insurance & Real Estate	358	5.0
Environmental Industries	45	0.7
Total	$7,127	100.0%

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

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012	For the Period from August 3, 2011 (Date of Inception) to December 31, 2011
	(Restated)	(Restated)	(Restated)
Total investment income	$1,659	$146	$-
Total expenses (income), net	861	(4)	4
Net investment income (loss)	798	150	(4)
Net realized gains	395	-	-
Net unrealized depreciation	(496)	(119)	-
Net increase (decrease) in net assets resulting from operations	$697	$31	$(4)

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

Expenses

Our total operating expenses were $1.6 million for the fiscal year ended December 31, 2013, as compared to $0.5 million for the fiscal year ended December 31, 2012. Our operating expenses were offset by an expense reimbursement from our prior manager of $0.8 million in 2013 and $0.5 million in 2012. Our operating expenses include professional services of $0.3 million in 2013, as compared to $0.1 million in 2012. Professional Services include legal and audit services. The increase in 2013 is due to legal fees for the prospectus update and a full year of service provider support in 2013 as compared to 2012. Our operating expenses also include base management fees attributed to our Manager and the prior manager of $0.4 million in 2013, as compared to $0.06 million in 2012. The management fees increase in 2013 is due to higher assets under management as compared to 2012. General and administrative expenses include the transfer agent service, printing and mailing, and other service providers of compliance, custody and fund administration. The year 2013 is higher than 2012 due to the portfolio growth and a full year of operations in 2013 as compared to 2012. Our Manager is eligible to receive incentive fees based on performance. We did not pay or accrue any incentive fees in either 2013 or 2012. We generally expect our operating expenses related to our ongoing operations to increase because of the anticipated growth in the size of our asset base, although the increase should be slower than the growth in our assets.

The composition of our operating expenses for the years ended December 31, 2013 and 2012 and for the period from August 3, 2011 (date of inception) to December 31, 2011 was as follows (dollars in thousands):

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012	For the Period from August 3, 2011 (Date of Inception) to December 31, 2011
	(Restated)	(Restated)	(Restated)
Professional fees	$334	$119	$—
Director fees	42	31	—
Insurance	83	49	—
Management fees	429	61	—
General and administrative expenses	427	118	4
Organizational and offering expense	322	142	—
Operating expenses before expense waivers and reimbursements	1,637	520	4
Expense reimbursement	(776)	(524)	—
Total operating expenses (income) net of expense waivers and reimbursement	$861	$(4)	$4

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

Net Investment Income

Our net investment income totaled $0.8 million and $0.2 million for the periods ended December 31, 2013 and 2012, respectively. Of our net investment income in each period, $0.8 million and $0.5 million for the periods ending December 31, 2013 and 2012, respectively, was attributable to expense reimbursements by our prior manager, and the balance was attributable to investment income less operating expenses for the period. For the fiscal years ended December 31, 2013, and 2012, total investment income was $1.7 million and $0.1 million, respectively. The 2013 increase is due to a higher average balance in the investment portfolio in 2013. For the fiscal year ended December 31, 2013, total expenses before expense waivers and reimbursements was $1.6 million and $0.5 million for the fiscal year ended December 31, 2012. Drivers of the higher expenses in 2013 include larger management fees due to more assets under management and professional services increase due to legal expenses for the prospectus update and service providers in for a full year as compared to 2012.

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

Changes in Net Assets from Operations

For the years ended December 31, 2013 and 2012, we recorded a net increase in net assets resulting from operations of $0.7 million and $0.03 million, respectively. Based on 2,150,019 and 246,231 weighted average common shares outstanding for the years ended December 31, 2013 and 2012, respectively, our per share net increase and decrease in net assets resulting from operations was $0.32 and $0.13, respectively. For the period from August 3, 2011 (date of inception) to December 31, 2011, we held no investments.

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

For the year ended December 31, 2012, we experienced a net increase in money market investments of $1.1 million. For the year ended December 31, 2012, approximately $7.5 million was generated from our financing activities, which primarily consisted of $7.6 million in net offering proceeds received, offset by $0.1 million in distributions. We used approximately $7.5 million of cash in our operating activities primarily as the result of the purchase of new portfolio debt investments of $7.2 million, offset by the receipt of proceeds from the sale of, repayment of and principal payments on portfolio debt investments of $1.3 million. Cash used in operating activities was also affected by increases in receivables for interest and due from related party.

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

The following table shows the percentage of our distributions which have been funded from net investment income, realized capital gains and paid in capital since the inception of operations:

		Net	Realized
		Investment	Gain From	Return of
Period	Per Share	Income	Investments	Capital
July 12, 2012 - September 30, 2012	$0.18375	64%	0%	36%
October 1, 2012 - December 31, 2012*	0.26075	59%	0%	41%
January 1, 2013 - March 31, 2013 *	0.26259	67%	13%	20%
April 1, 2013 - June 30, 2013	0.18650	77%	14%	9%
July 1, 2013 - September 30, 2013	0.18650	51%	10%	39%
October 1, 2013 - December 31, 2013	0.18650	13%	47%	40%

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

The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common stock (dollars in thousands) during the fiscal years ended December 31, 2013 and 2012:

	Year ended		Year ended
Source of Distributions:	December 31, 2013		December 31, 2012
	(Restated)		(Restated)
Distributions from net investment income	$798	47.0%	$150	60.0%
Distributions from realized gains	395	23.3%	-	0.0%
Distributions from paid in capital	504	29.7%	100	40.0%
Total	$1,697	100.0%	$250	100.0%

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

We are in a fund raising stage. As such, we incur offering expenses of 1.5% of the gross offering proceeds. The chart below shows the percentages of distributions from Net Investment Income excluding offering costs:

	Offering Expenses	Net Investment Income excluding offering costs	% Distribution from Net Investment Income excluding offering costs	% Distributions from Realized Gains excluding offering costs	% Distributions from Paid In Capital excluding offering costs
2013 (Restated)	$322	$1,120	66%	23%	11%
2012 (Restated)	$142	$292	100%	0%	0%

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

Related-Party Transactions and Agreements

We have entered into agreements with the Manager, whereby we pay it certain fees and reimbursements. These include payments to our Manager for reimbursement of organization and offering costs, as well as, payments for certain services that include, but are not limited to, the identification, execution, and management of our investments and also the management of our day-to-day operations provided to us by our Manager. See Note 5 to the financial statements included elsewhere in this annual report on Form 10-K/A for additional information regarding such contractual obligations.

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

The compensation we pay to our Manager was not entered into on an arm’s-length basis with unaffiliated third parties. As a result, the form and amount of such compensation may be less favorable to us than they might have been had they been entered into through arm’s-length transactions with unaffiliated parties. See Note 5 to the financial statements included elsewhere in this annual report on Form 10-K/A for a discussion of the investment advisory agreement we have with the Manager.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-1
Statements of Assets and Liabilities as of December 31, 2013 and 2012	F-2
Statements of Operations for the Years Ended December 31, 2013 and 2012 and for the Period from August 3, 2011 (Date of Inception) to December 31, 2011	F-3
Statements of Changes in Net Assets for the Years Ended December 31, 2013 and 2012 and for the Period from August 3, 2011 (Date of Inception) to December 31, 2011	F-4
Statements of Cash Flows for the Years Ended December 31, 2013 and 2012 and for the Period from August 3, 2011 (Date of Inception) to December 31, 2011	F-5
Schedule of Investments as of December 31, 2013 and 2012	F-6
Notes to Financial Statements	F-8

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

As discussed in Note 3 to the financial statements, the Fund has restated its 2013 financial statements to correct errors related to its related party offering costs.

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

/s/ Burr Pilger Mayer, Inc.

San Francisco, California

March 11, 2014, except for the effects of the restatement discussed in Note 3 and as to Note 11 to the financial statements, as to which the date is July 16, 2015

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share data)

	As of
	December 31, 2013	December 31, 2012
	(Restated)	(Restated)(a)
ASSETS

Investments, at fair value (amortized cost of $23,769 and $5,942, respectively)	$23,154	$5,823
Investments, money market at fair value (cost of $1,644 and $1,304, respectively)	1,644	1,304
Total investments, at fair value	$24,798	$7,127
Interest receivable	579	132
Prepaid expenses	8	5
Due from related party	1,405	555
Receivable for common stock purchased	974	729
Total assets	$27,764	$8,548

LIABILITIES
Payable for unsettled trades	$104	$-
Management and incentive fees payable	8	21
Accounts payable and accrued liabilities	129	71
Stockholder distributions payable	99	120
Total liabilities	$340	$212

NET ASSETS

Preferred stock, par value, $.001 per share, 50,000,000 authorized; none issued and outstanding	$-	$-
Common stock, par value, $.001 per share, 200,000,000 authorized; 3,151,376 and 950,733 shares issued and outstanding, respectively	3	1
Paid-in capital in excess of par value	28,645	8,558
Accumulated distribution in excess of net investment income	(609)	(104)
Net unrealized depreciation on investments	(615)	(119)
Total net assets	27,424	8,336
Total liabilities and net assets	$27,764	$8,548

Net asset value per share	$8.70	$8.77

(a)	The Fund filed Amendment #1 (“the Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on July 30, 2013 for the purpose of restating its financial statements to comply with the investment advisory agreement between the Fund and the Fund’s investment manager.

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012	For the Period from August 3, 2011 (Date of Inception) to December 31, 2011
	(Restated)	(Restated)(a)	(Restated)(a)
Investment income:
Interest from investments	$1,657	$146	$-
Interest from cash and cash equivalents	1	-	-
Total interest income	1,658	146	-
Other income	1	-	-
Total investment income	$1,659	$146	$-

Operating expenses:
Professional fees	334	119	-
Directors fees	42	31	-
Insurance	83	49	-
Management fees	429	61	-
General and administrative	427	118	4
Organizational and offering expense	322	142	-
Expenses before expense waivers and reimbursements	1,637	520	4
Expense reimbursement	(776)	(524)	-
Total expenses (income) net of expense waivers and reimbursements	861	(4)	4

Net investment income (loss)	798	150	(4)

Realized and unrealized gain (loss) on investments:
Net realized gain from investments	395	-	-
Net unrealized depreciation on investments	(496)	(119)	-
Net realized and unrealized loss on investments	(101)	(119)	-

Net increase (decrease) in net assets resulting from operations	$697	$31	$(4)

Per share information - basic and diluted:
Net investment income (loss)	$0.37	$0.61	$(44.44)
Net increase (decrease) in net assets resulting from operations	$0.32	$0.13	$(44.44)
Weighted average common shares outstanding	2,150,019	246,231	90

(a)	The Fund filed Amendment #1 (“the Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on July 30, 2013 for the purpose of restating its financial statements to comply with the investment advisory agreement between the Fund and the Fund’s investment manager.

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share and per share data)

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012	For the Period from August 3, 2011 (Date of Inception) to December 31, 2011
	(Restated)	(Restated)(a)	(Restated)(a)
Operations:
Net investment income (loss)	$798	$150	$(4)
Net realized gain from investments	395	-	-
Net unrealized depreciation on investments	(496)	(119)	-
Net increase (decrease) in net assets from operations	697	31	(4)
Stockholder distributions:
Distributions from net investment income	(798)	(150)	-
Distributions from net realized gain on investments	(395)	-	-
Distributions from paid in capital	(504)	(100)	-
Net decrease in net assets from stockholder distributions	(1,697)	(250)	-
Capital share transactions:
Issuance of common stock, net of issuance costs	19,407	8,358	201
Reinvestment of stockholder distributions	681	-	-
Net increase in net assets from capital share transactions	20,088	8,358	201

Total increase in net assets	19,088	8,139	197
Net assets at beginning of period	8,336	197	-
Net assets at end of period	$27,424	$8,336	$197

Net asset value per common share	$8.70	$8.77	$8.82
Common shares outstanding at end of period	3,151,376	950,733	22,333

Accumulated distribution in excess of net investment income	$(609)	$(104)	$(4)

(a)	The Fund filed Amendment #1 (“the Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on July 30, 2013 for the purpose of restating its financial statements to comply with the investment advisory agreement between the Fund and the Fund’s investment manager.

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012	For the Period from August 3, 2011 (Date of Inception) to December 31, 2011
	(Restated)	(Restated)(a)	(Restated)(a)
Operating activities:
Net increase (decrease) in net assets from operations	$697	$31	$(4)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Net accretion of discount on investments	(61)	(26)	-
Repayments of investments	10,314	1,250	-
Purchase of investments	(27,685)	(7,166)	-
Repayments of investments - money market	29,777	-	-
Purchase of investments - money market	(30,117)	(1,103)	(201)
Net realized gain from investments	(395)	-	-
Net unrealized depreciation on investments	496	119	-
(Increase) decrease in operating assets:
Interest receivable	(447)	(132)	-
Prepaid expenses	(3)	(5)	-
Due from related party	(850)	(555)	-
Receivable for common stock purchased	(245)	-	-
Increase (decrease) in operating liabilities:
Payable for unsettled trades	104	-	-
Management and incentive fees payable	(13)	21	4
Accounts payable and accrued liabilities	58	67	-
Net cash used in operating activities	(18,370)	(7,499)	(201)

Financing activities:
Proceeds from issuance of shares of common stock, net	19,407	7,581	201
Stockholder distributions	(1,037)	(82)	-
Net cash provided by financing activities	18,370	7,499	201

Net increase in cash and cash equivalents	-	-	-
Cash and cash equivalents, beginning of period	-	-	-
Cash and cash equivalents, end of period	$-	$-	$-

Supplemental non-cash information:
DRIP distribution payable	$35	$46	$-
Cash distribution payable	$64	$74	$-
DRIP distribution paid	$680	$49	$-

(a)	The Fund filed Amendment #1 (“the Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on July 30, 2013 for the purpose of restating its financial statements to comply with the investment advisory agreement between the Fund and the Fund’s investment manager.

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

SCHEDULE OF INVESTMENTS

(dollars in thousands)

December 31, 2013

Portfolio Company (a)	Industry	Investment Coupon Rate, Maturity Date	Principal	Amortized Cost	Fair Value	% of Net Assets

Senior Secured First Lien Debt – 16.4% (b)
Alion Science and Technology Corp.	Aerospace and Defense	12.00%, 11/1/2014	$1,030	$1,038	$1,051	3.8%
American Media, Inc.	Media: Advertising, Printing & Publishing	11.50%, 12/15/2017	670	704	729	2.7%
Endeavour International Corp.	Energy: Oil & Gas	12.00%, 3/1/2018	525	551	539	2.0%
EuraMax International Inc.	Metals & Mining	9.50%, 4/1/2016	775	779	777	2.8%
GXS Worldwide, Inc.	Services: Business	9.75%, 6/15/2015	940	965	971	3.5%
Ryerson Inc./Joseph T Ryerson & Son, Inc.	Metals & Mining	9.00%, 10/15/2017	420	438	445	1.6%
Sub Total Senior Secured First Lien Debt			4,360	4,475	4,512	16.4%

Senior Secured Second Lien Debt - 19.3% (b)
Apria Healthcare Group, Inc.	Healthcare & Pharmaceuticals	12.38%, 11/1/2014	$571	$581	$576	2.1%
Aspect Software, Inc.	Telecommunications	10.63%, 5/15/2017	692	696	697	2.6%
Bon-ton Department Stores, Inc.	Retail	10.63%, 7/15/2017	40	41	40	0.1%
Caesar's Entertainment Corp.	Hotel, Gaming & Leisure	10.00%, 12/15/2015	505	481	432	1.6%
Cenveo Corp.	Services: Business	8.88%, 2/1/2018	585	589	585	2.1%
Endeavour International Corp.	Energy: Oil & Gas	12.00%, 6/1/2018	700	688	655	2.4%
Logan's Roadhouse, Inc.	Beverage, Food & Tobacco	10.75%, 10/15/2017	750	715	557	2.0%
Radiation Therapy Services, Inc.	Healthcare & Pharmaceuticals	8.88%, 1/15/2017	935	922	944	3.5%
Saratoga Resources, Inc.	Energy: Oil & Gas	12.50%, 7/1/2016	860	888	804	2.9%
Sub Total Senior Secured Second Lien Debt			5,638	5,601	5,290	19.3%

Senior Unsecured Debt – 27.1% (b)
Avaya, Inc.	Telecommunications	9.75%, 11/1/2015	$650	$633	$645	2.4%
Avaya, Inc.	Telecommunications	10.13%, 11/1/2015	460	442	457	1.7%
Caesar's Entertainment Corp.	Hotel, Gaming & Leisure	10.75%, 2/1/2016	445	416	358	1.3%
Cenveo Corp.	Services: Business	11.50%, 5/15/2017	510	492	502	1.8%
Ceridian Corporation	Services: Business	11.25%, 11/15/15	390	402	393	1.4%
Ceridian Corporation	Services: Business	12.25%, 11/15/15	560	576	564	2.1%
Colt Defense LLC	Aerospace and Defense	8.75%, 11/15/2017	853	718	737	2.7%
DynCorp International Inc.	Aerospace and Defense	10.38%, 7/1/2017	810	850	828	3.0%
Education Management LLC (d)	Services: Consumer	15.00%, 7/1/2018	270	232	293	1.1%
Harland Clarke Corp.	Banking, Finance, Insurance & Real Estate	9.50%, 5/15/5015	691	692	694	2.5%
Hutchinson Technology, Inc.	High Tech Industries	8.50%, 1/15/2026	443	406	388	1.4%
NII Capital Corp.	Telecommunications	10.00%, 8/15/2016	925	907	490	1.8%
Suntech Power Holdings Company, Ltd. (c)	Environmental Industries	3.00%, 2/28/2014	100	98	8	0.0%
Toys R Us Inc.	Retail	10.38%, 8/15/2017	825	790	707	2.6%
Travelport LLC	Services: Consumer	13.88%, 3/1/2016	340	308	361	1.3%
Sub Total Senior Unsecured Debt			8,272	7,962	7,425	27.1%

Senior Subordinated Debt - 21.6% (b)
Accelent, Inc.	Healthcare & Pharmaceuticals	10.00%, 11/1/2017	$775	$732	$800	2.9%
Affinion Group, Inc.	Media: Advertising, Printing & Publishing	13.50%, 8/15/2018	816	689	812	2.9%
Claires Stores, Inc	Retail	10.50%, 6/1/2017	215	220	220	0.8%
DJO Finance, LLC.	Healthcare & Pharmaceuticals	9.75%, 10/15/2017	825	864	840	3.1%
First Data Corp.	Banking, Finance, Insurance & Real Estate	11.25%, 3/31/2016	374	375	375	1.4%
QuickSilver Resources, Inc.	Energy: Oil & Gas	7.13%, 4/1/2016	620	594	606	2.2%
Radio One, Inc.	Media: Broadcasting & Subscription	12.50%, 5/24/16	875	889	875	3.2%
Serena Software, Inc.	High Tech Industries	10.38%, 3/15/2016	770	786	770	2.8%
Travelport LLC	Services: Consumer	11.88%, 9/1/2016	620	582	629	2.3%
Sub Total Senior Subordinated Debt			5,890	5,731	5,927	21.6%

Investments - Money Market - 6.0%
Investments - Money Market			$1,644	1,644	1,644	6.0%
Sub Total Investments - Money Market				1,644	1,644	6.0%

TOTAL INVESTMENTS - 90.4% (b)				$25,413	$24,798	90.4%

(a)  All of our investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, except for Caesar's Entertainment Corp., Education Management LLC, NII Capital Corp., QuickSilver Resources, Inc., and Suntech Power Holdings Company, Ltd. Non-qualifying assets represent 8.8% of the Company's portfolio at fair value. As a BDC, the Company can only invest 30% of its portfolio in non-qualifying assets.

(b)  Percentages are based on net assets of $27,424 as of December 31, 2013.

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

(a) All of our investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, except for Alliance One International, Inc., Education Management LLC and Suntech Power Holdings Company, Ltd. Non-qualifying assets represent 11.1% of the Company's portfolio at fair value. As a BDC, the Company can only invest 30% of its portfolio in non-qualifying assets.

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

Note 3. Restatement of previously issued financial statements.

We determined that we had incorrectly accounted for certain offering costs. The Fund’s agreement with its Manager provides that the Manager is to bear all offering costs, but the Fund is obligated to reimburse the Manager for such offering costs at the rate of 1.5% of gross offering proceeds. The Fund determined that some offering costs were paid by the Fund instead of the Manager during the period from the fourth quarter of 2013 to the fourth quarter of 2014. The restatement reduces operating expenses (and increases net investment income) by the amount of offering costs erroneously paid by the Fund in the relevant period, and reflects the amount as a receivable from the Manager. In the period ending June 30, 2015, the Manager repaid the receivable. At the same time, we have reclassified certain other operating expenses to conform with the Fund’s current method of classifying operating expenses to facilitate comparability of financial statements among different periods. We have restated our financial statements and related footnotes for the year ended December 31, 2013. The following tables reconcile the amounts as previously reported in the applicable financial statement to the corresponding restated amounts included in this Annual Report on Form 10-K/A (in thousands, except per share data).

	December 31, 2013
	As previously reported	As restated
Statement of Assets and Liabilities

Due from related party	$1,354	$1,405
Total assets	$27,713	$27,764

Accumulated distribution in excess of net investment income	$(660)	$(609)
Total net assets	$27,373	$27,424
Total liabilities and net assets	$27,713	$27,764

Net asset value per share	$8.69	$8.70

Statement of Operations

Professional fees	$444	$334
General and administrative	$317	$427
Organizational and offering expense	$373	$322
Expenses before expense waivers and reimbursements	$1,688	$1,637
Total expenses (income) net expense waivers and reimbursements	$912	$861

Net investment income (loss)	$747	$798

Net increase (decrease) in net assets resulting from operations	$646	$697

Per share information - basic and diluted:
Net investment income (loss)	$0.35	$0.37
Net increase (decrease) in net assets resulting from operations	$0.30	$0.32

Statement of Changes in Net Assets

Net investment income (loss)	$747	$798
Net increase (decrease) in net assets resulting from operations	$646	$697

Distributions from net investment income	$(746)	$(798)
Distributions from paid in capital	$(556)	$(504)

Total increase in net assets	$19,037	$19,088
Net assets at end of period	$27,373	$27,424

Accumulated distribution in excess of net investment income	$(660)	$(609)

Statement of Cash Flows

Net increase (decrease) in net assets resulting from operations	$646	$697
Due from related party	$(799)	$(850)

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

The following table presents fair value measurements of investments, by major class, as of December 31, 2013 according to the fair value hierarchy (dollars in thousands):

	Level 1	Level 2	Total
Investments – Money Market	$1,644	$—	$1,644
Senior Secured First Lien Debt	—	4,512	4,512
Senior Secured Second Lien Debt	—	5,290	5,290
Senior Unsecured Debt	—	7,425	7,425
Senior Subordinated Debt	—	5,927	5,927
Total	$1,644	$23,154	$24,798

The following table presents fair value measurements of investments, by major class, as of December 31, 2012 according to the fair value hierarchy (dollars in thousands):

	Level 1	Level 2	Total
Investments – Money Market	$1,304	$—	$1,304
Senior Secured First Lien Debt	—	819	819
Senior Secured Second Lien Debt	—	859	859
Senior Unsecured Debt	—	3,115	3,115
Senior Subordinated Debt	—	1,030	1,030
Total	$1,304	$5,823	$7,127

No transfers between levels have occurred during the periods presented.

The composition of the Fund’s investments as of December 31, 2013, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Investments – Money Market	$1,644	$1,644	6.6%
Senior Secured First Lien Debt	4,475	4,512	18.2
Senior Secured Second Lien Debt	5,601	5,290	21.3
Senior Unsecured Debt	7,962	7,425	30.0
Senior Subordinated Debt	5,731	5,927	23.9
Total	$25,413	$24,798	100.0%

The composition of the Fund’s investments as of December 31, 2012, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Investments – Money Market	$1,304	$1,304	18.3%
Senior Secured First Lien Debt	819	819	11.5
Senior Secured Second Lien Debt	911	859	12.1
Senior Unsecured Debt	3,174	3,115	43.7
Senior Subordinated Debt	1,038	1,030	14.4
Total	$7,246	$7,127	100.0%

Note 5.  Related Party Transactions

As of August 20, 2013, the Fund is managed by the Manager. Prior to August 20, 2013 the Fund was managed by VII Peaks-KBR BDC Advisor II, LLC (the “Prior Manager”), which was wholly-owned by VII Peaks-KBR, LLC which was a joint venture between the Manager and KBR Capital Advisors, LLC (“KBR”).

Investment Advisory Agreement

The Fund has entered into an investment advisory agreement with the Manager to manage the Fund’s investment activities dated August 20, 2013. Prior to August 20, 2013, the Fund’s investment activities were managed by the Prior Manager pursuant to an investment advisory agreement that had substantially the same terms as the Fund’s present agreement with the Manager. Pursuant to the investment advisory agreement, the Manager implements the Fund’s business strategy on a day-to-day basis and performs certain services for us, subject to oversight by our board of directors. The Manager is responsible for, among other duties, determining investment criteria, sourcing, analyzing and executing investment transactions, asset sales, financings and performing asset management duties. Under the investment advisory agreement, the Manager is entitled to a base management and incentive fee as outlined in the investment advisory agreement with the Fund. The base management fee is 2% of net assets below $100 million; 1.75% of net assets between $100 million and $250 million; and 1.5% of net assets over $250 million. For the years ended December 31, 2013 and 2012, the Fund incurred $0.4 million and $0.06 million of base management fees, respectively.

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

During the years ended December 31, 2013 and 2012 and for the period from August 3, 2011 (inception) through December 31, 2011, the Prior Manager incurred organizational and offering costs of $0.3 million, $1.0 million, and $0.4 million, respectively. Of the total $1.7 million organizational and offering costs incurred from inception through December 31, 2013, $0.3 million was reimbursed to the Prior Manager during the year ended December 31, 2013, and an aggregate of $0.5 million had been reimbursed since the Fund commenced operations on July 10, 2012.

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

From time to time, the Fund has paid directly certain expenses that were classified as organization or offering expenses that should have been borne by the Prior Manager and for which the Prior Manager is obligated to reimburse the Fund. As of December 31, 2013 and December 31, 2012, the unreimbursed amount of organization and offering expenses was $0.1 million and $0.1 million, respectively, which amount is included in “Due from related party” on the Fund’s balance sheet as of those dates. From time to time, the Fund has paid directly certain expenses that were classified as offering expenses that should have been borne by the Manager and for which the Manager is obligated to reimburse the Fund. As of December 31, 2013, the unreimbursed amount of offering expenses was $0.1 million, which amount is included in “Due from related party” on the Fund’s balance sheet as of that date.

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

The following information sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets per share from operations for the years ended December 31, 2013 and December 31, 2012 and for the period from August 3, 2011 (date of inception) to December 31, 2011 (dollars in thousands except share and per share amounts):

	For the Year Ended December 31	For the Year Ended December 31	For the Period from August 3, 2011 (Date of Inception) to December 31
	2013	2012	2011
	(Restated)	(Restated)	(Restated)
Basic and diluted
Net increase (decrease) in net assets resulting from operations	$697	$31	$(4)
Weighted average common shares outstanding	2,150,019	246,231	90
Net increase (decrease) in net assets resulting from operations per share	$0.32	$0.13	$(44.44)

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

As of December 31, 2013, the Fund has accrued $0.1 million in stockholder distributions that were unpaid. All amounts with record date in December 2013 and paid in January 2014 have been accrued in the December 31, 2013 financial statements. As of December 31, 2012, the Fund has accrued $0.1 million in stockholder distributions that were unpaid. All amounts with record dates in December 2012 and paid in January 2013 have been accrued in the December 31, 2012 financial statements.

The following table reflects the distributions per share paid or payable in cash or with the distribution reinvestment plan (“DRIP”) on the Fund’s common stock to date (dollars in thousands except per share amounts), as well as the source of the distributions:

Source of Distribution by Cash vs. DRIP:

		Net	Realized
		Investment	Gain From	Return of		Paid in
Period	Per Share	Income	Investments	Capital	Total	Cash	DRIP
July 12, 2012 - September 30, 2012	$0.18375	32	-	18	50	34	16
October 1, 2012 - December 31, 2012 *	$0.26075	118	-	82	200	123	77
January 1, 2013 - March 31, 2013 *	$0.26259	247	47	75	369	221	148
April 1, 2013 - June 30, 2013	$0.18650	235	43	27	305	186	119
July 1, 2013 - September 30, 2013	$0.18650	244	47	183	474	274	200
October 1, 2013 - December 31, 2013	$0.18650	72	258	219	549	345	204
TOTAL		948	395	604	1,947	1,183	764

* Includes a special distribution of $0.077 per share.

(1)	Includes a special distribution of $0.077 per share.
(2)	Does not include $62,000 cash portion financed by VII Peaks Capital, LLC.

The following table shows the percentage of our distributions which have been funded from net investment income, realized capital gains and paid in capital since the inception of operations:

Percentage of Distributions by Source:

		Net	Realized
		Investment	Gain From	Return of
Period	Per Share	Income	Investments	Capital
July 12, 2012 - September 30, 2012	$0.18375	64%	0%	36%
October 1, 2012 - December 31, 2012*	0.26075	59%	0%	41%
January 1, 2013 - March 31, 2013*	0.26259	67%	13%	20%
April 1, 2013 - June 30, 2013	0.18650	77%	14%	9%
July 1, 2013 - September 30, 2013	0.18650	51%	10%	39%
October 1, 2013 - December 31, 2013	0.18650	13%	47%	40%

(*) Includes a special distribution of $0.077 per share.

The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common stock (dollars in thousands) during the fiscal years ended December 31, 2013 and 2012:

	Year ended		Year ended
Source of Distributions:	December 31, 2013		December 31, 2012
	(Restated)		(Restated)
Distributions from net investment income	$798	47.0%	$150	60.0%
Distributions from realized gains	395	23.3%	-	0.0%
Distributions from paid in capital	504	29.7%	100	40.0%
Total	$1,697	100.0%	$250	100.0%

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

We are in a fund raising stage. As such, we incur offering expenses of 1.5% of the gross offering proceeds. The chart below shows the percentages of distributions from Net Investment Income excluding offering costs:

	Offering Expenses	Net Investment Income excluding offering costs	% Distribution from Net Investment Income excluding offering costs	% Distributions from Realized Gains excluding offering costs	% Distributions from Paid In Capital excluding offering costs
2013 (Restated)	$322	$1,120	66%	23%	11%
2012 (Restated)	$142	$292	100%	0%	0%

Note 9.  Financial Highlights

The following is a schedule of financial highlights for the years ended December 31, 2013 and 2012:

	For the year ended December 31, 2013	For the year ended December 31, 2012
	(Restated)	(Restated)
Per share data:
Net asset value, beginning of period	$8.77	$8.82

Results of operations (1)
Net investment income	0.37	0.61
Net realized gain on investments	0.18	-
Net unrealized loss on investments	(0.23)	(0.48)
Net increase(decrease) in net assets resulting from operations	0.32	0.13

Stockholder distributions (2)
Distributions from net investment income	(0.37)	(0.59)
Distributions from realized gains	(0.18)	-
Distributions from capital	(0.24)	(0.43)
Net decrease in net assets resulting from stockholder distributions	(0.79)	(1.02)

Capital share transactions
Impact from issuance of common stock (3)	0.40	0.84
Net increase in net assets resulting from capital share transactions	0.40	0.84
Net asset value, end of period	$8.70	$8.77
Shares outstanding at end of period	3,151,376	950,733
Total return (5)	7.72%	10.98%
Ratio/Supplemental data:
Net assets, end of period (in thousands)	$27,424	$8,336
Average net assets (in thousands)	$21,372	$5,831
Ratio of net investment income to average net assets (4)	3.49%	5.14%
Ratio of operating expenses to average net assets (4)	4.27%	-
Ratio of expenses reimbursed to average net assets	3.63%	(17.97)%
Portfolio turnover ratio (6)	59.80%	30.60%

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

Note 10.  Selected Quarterly Data (Unaudited)

The following is the quarterly results of operations for the year ended December 31, 2013 and 2012. The operating results for any quarter are not necessarily indicative of results for any future period (dollars in thousands except share and per share amounts):

	Quarter Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
	(Restated)			(Restated)
Investment income	$558	$456	$401	$244
Operating expenses
Total Expenses	438	502	349	348
Less: Waiver of incentive fees	-	-	-	-
Less: Expense reimbursements	(41)	(201)	(285)	(249)
Net expenses	397	301	64	99
Net investment income (loss)	161	155	337	145
Realized and unrealized gain (loss), net	(253)	182	(266)	236
Net increase (decrease) in net assets resulting from operations	$(92)	$337	$71	$381
Per share information - basic and diluted
Net investment income	$0.05	$0.06	$0.18	$0.11
Net increase (decrease) in net assets resulting from operations	$(0.03)	$0.14	$0.04	$0.29
Weighted average shares outstanding	2,928,299	2,443,182	1,914,889	1,292,508

	Quarter Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
	(Restated)	(Restated)	(Restated)	(Restated)
Investment income	$114	$32	$-	$-
Operating expenses
Total Expenses	243	186	56	35
Less: Waiver of incentive fees	-	-	-	-
Less: Expense reimbursements	(242)	(282)	-	-
Net expenses (income)	1	(96)	56	35
Net investment income (loss)	113	128	(56)	(35)
Realized and unrealized gain (loss), net	(47)	(72)	-	-
Net increase (decrease) in net assets resulting from operations	$66	$56	$(56)	$(35)
Per share information - basic and diluted
Net investment income (loss)	$0.16	$0.52	$(2.51)	$(1.57)
Net increase (decrease) in net assets resulting from operations	$0.10	$0.23	$(2.51)	$(1.57)
Weighted average shares outstanding	691,405	243,985	22,333	22,333

Note 11.  Subsequent Events

Management of the Fund has evaluated subsequent events in the preparation of the Fund’s financial statements and has determined that no events require recognition or disclosure in the financial statements except for the following:

From January 1, 2014 to July 16, 2015, the Fund issued 3.1 million shares of common stock for gross proceeds of $29.9 million. The proceeds were substantially invested in new debt securities.

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

During the quarter ending June 30, 2014, our Manager paid in full the Due from Affiliate balance of $1.3 million. In addition, in the same period, we accrued $0.1 million of interest on such amount at the rate of 7.35% per annum which was subsequently paid as well.

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

On September 2, 2014, the Fund was informed by Endeavour International Corporation (NYSE: ENDV), the “company”, that it had decided not to pay the coupon interest due on the 12% First Priority Notes, 3-1-2018 and 12% Second Priority Notes, 6-1-2018. At September 30, 2014, the Fund held $0.5 million principal amount of 12% First Priority Notes with an amortized cost of $0.6 million, and $0.7 million in 12% Second Priority Notes with an amortized cost of $0.7 million. Under the terms of the indentures, there was a thirty day grace period during which the company had the right to make the interest payment and cure any potential event of default for non-payment. Because the interest payments were not made during the grace period, an event of default occurred. On October 10, 2014, the company announced its restructuring agreement for the notes. In connection therewith, the company and certain of its subsidiaries filed a voluntary petition for relief under Chapter 11 of the Bankruptcy code. Pursuant to the agreement, the company’s debt will be reduced by 43%. In consideration for the cancellation of debt, the Fund will receive 9.75% new notes for its 12% First Priority Notes and new 3.5% convertible preferred shares for its 12% First Priority Notes and 12% Second Priority Notes.

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

During the second quarter of 2015, VII Peaks repaid the outstanding balance of $138, along with the accrued interest of $15, resulting from offering costs paid by the Fund that should have been borne by the Manager under the terms of our agreement with the Manager.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K/A and determined that the disclosure controls and procedures are effective.

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, in 2015, we determined that a deficiency in internal control over financial reporting existed relating to the determination of offering expenses that should have been borne by our Fund manager instead of us, and reimbursed to our manager at the rate of 1.5% of gross offering proceeds in accordance with our investment management agreement with the Fund manager, and that the deficiency existed during the period covered by this report. In response, in 2015 we implemented additional controls whereby officers will map out financial statement line items to the relevant portions of the agreements with our Fund manager to ensure compliance and proper accounting for amounts due thereunder.

ITEM 9B. OTHER INFORMATION

None.

41

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

42

Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.	The following documents are filed as part of this Annual Report:

The following financial statements are set forth in Item 8:

Page

Report of Independent Registered Public Accounting Firm	F-1
Statements of Assets and Liabilities as of December 31, 2013 and 2012	F-2
Statements of Operations for the Years Ended December 31, 2013 and 2012 and for the Period from August 3, 2011 (Date of Inception) to December 31, 2011	F-3
Statements of Changes in Net Assets for the Years Ended December 31, 2013 and 2012 and for the Period from August 3, 2011 (Date of Inception) to December 31, 2011	F-4
Statements of Cash Flows for the Years Ended December 31, 2013 and 2012 and for the Period from August 3, 2011 (Date of Inception) to December 31, 2011	F-5
Schedule of Investments as of December 31, 2013 and 2012	F-6
Notes to Financial Statements	F-8

b.	Exhibits:

The following exhibits are included, or incorporated by reference to exhibits previously filed with the SEC, in this Annual Report on Form 10-K/A for the year ended December 31, 2013 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description of Document

3.1	Articles of Incorporation of VII Peaks-KBR Co-Optivist Income BDC II, Inc. ( Incorporated by reference to Exhibit (a)(1) to Amendment No. 1 to registration statement on Form N-2 filed on December 19, 2011 )
3.2	Articles of Amendment and Restatement of VII Peaks-KBR Co-Optivist Income BDC II, Inc. ( Incorporated by reference to Exhibit (a)(2) to Amendment No. 1 to registration statement on Form N-2 filed on March 1, 2012 )
3.3	Second Articles of Amendment and Restatement to Articles of Incorporation of VII Peaks-KBR Co-Optivist Income BDC II, Inc. ( Incorporated by reference to Exhibit 3.1 to Form 8-K filed on June 28, 2012 )
3.4	Articles of Amendment to Articles of Incorporation of VII Peaks Co-Optivist Income BDC II, Inc. ( Incorporated by reference to Exhibit (a) to Form 8-K filed on September 16, 2013 )
3.5	Bylaws of the Registrant ( Incorporated by reference to Exhibit (b) to Amendment No. 1 to registration statement on Form N-2 filed on December 19, 2011)
4.1	Form of Subscription Agreement (Incorporated by reference to Exhibit (d) to Amendment No. 8 to registration statement on Form N-2 filed on March 30, 2015)
4.2	Form of Additional Subscription Agreement (Incorporated by reference to Exhibit (d) toAmendment No. 8 to registration statement on Form N-2 filed on March 30, 2015)
4.3	Distribution Reinvestment Plan ( Incorporated by reference to Exhibit (e) to Amendment No. 2 to the registration statement on Form N-2 filed on February 15, 2012 )
10.1	Investment Advisory Agreement between VII Peaks Co-Optivist Income BDC II, Inc. and VII Peaks Capital, LLC dated August 20, 2013 ( Incorporated by reference to Exhibit (g) to Form 8-K filed on August 23, 2013 )
10.2	Dealer Manager Agreement between VII Peaks Co-Optivist Income BDC II, Inc. and Axiom Capital Management, Inc. ( Incorporated by reference to Exhibit (h) to Form 8-K filed on September 27, 2013 )
10.3	Form of Selected Dealer Agreement (Included as Exhibit A to the Dealer Manager Agreement) ( Incorporated by reference to Exhibit (h) to Form 8-K filed on September 27, 2013 )
10.4	Form of Custody Agreement ( Incorporated by reference to Exhibit (j) to Amendment No. 2 to the registration statement on Form N-2 filed on February 15, 2012 )
10.5	Administration Agreement between VII Peaks Co-Optivist Income BDC II, Inc. and VII Peaks Capital, LLC dated February 24, 2014 (Incorporated by reference to the Annual Report on Form 10-K filed on March 11, 2014)
10.6	License Agreement between VII Peaks Capital, LLC, VII Peaks-KBR BDC Advisor II, LLC and VII Peaks Co-Optivist Income BDC II, Inc. ( Incorporated by reference to Exhibit (k)(2) to Amendment No. 2 to the registration statement on Form N-2 filed on February 15, 2012 )
14	Code of Ethics ( Incorporated by reference to Exhibit (r) to Amendment No. 2 to the registration statement on Form N-2 filed on February 15, 2012 )
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

43

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

VII Peaks Co-Optivist Income BDC II, Inc.

Date: July 16, 2015	By	/s/ Gurpreet S. Chandhoke
Gurpreet S. Chandhoke
Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VII Peaks Co-Optivist Income BDC II, Inc.

Date: July 16, 2015	By	/s/ Gurpreet S. Chandhoke
Gurpreet S. Chandhoke
Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)

VII Peaks Co-Optivist Income BDC II, Inc.

Date: July 16, 2015	By	/s/ Michelle Kleier
Michelle Kleier Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

44