Form 10-Q/A
period 2014-03-31
VII Peaks Co-Optivist Income BDC II, Inc.
filed 2015-07-16
CIK 1527385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No.1)

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q of VII Peaks Co-Optivist Income BDC II, Inc. (the “Fund”) for the three months ended March 31, 2014 (the “Quarterly Period”), as originally filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2014 (the “Original Report”), is being filed to restate the Fund’s previously issued financial statements for the Quarterly Period and to revise related disclosures, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the Quarterly Period.

As more fully described in Note 3 to the accompanying financial statements, the restatement corrects an error relating to offering costs that were paid by the Fund but which should have been borne by the Fund manager and reimbursed in accordance with the limitations imposed by the agreement between the Fund and the Fund manager, which error primarily resulted from an incorrect interpretation of the agreements between the Fund and the Fund manager. At the same time, the Fund reclassified certain other operating expenses to conform with the Fund’s current method of classifying operating expenses to facilitate comparability of financial statements among different periods. For the convenience of the reader, this Form 10-Q/A otherwise sets forth the Original Report in its entirety. In order to preserve the nature and character of the disclosures set forth in the Original Report, this Form 10-Q/A speaks as of the date of the filing of the Original Report, May 15, 2014, and the disclosures contained in this Form 10-Q/A have not been updated to reflect events occurring subsequent to that date, other than those associated with the restatement.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

FORM 10-Q/A FOR THE QUARTER ENDED MARCH 31, 2014

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share data)

(Unaudited)

	As of
	March 31, 2014	December 31, 2013
	(Restated)	(Restated)(1)
ASSETS

Investments, at fair value (amortized cost of $30,236 and $23,769, respectively)	$29,355	$23,154
Investments, money market at fair value (cost of $2,503 and $1,644, respectively)	2,503	1,644
Total investments, at fair value	$31,858	$24,798
Interest receivable	857	579
Prepaid expenses	41	8
Due from related party	1,432	1,405
Receivable for common stock purchased	996	974
Total assets	$35,184	$27,764

LIABILITIES
Payable for unsettled trades	$1,030	$104
Management fees payable	30	8
Accounts payable and accrued liabilities	115	129
Stockholder distributions payable	119	99
Total liabilities	$1,294	$340

NET ASSETS
Preferred stock, par value, $.001 per share, 50,000,000 authorized, none issued and outstanding	$-	$-
Common stock, par value, $.001 per share, 200,000,000 authorized; 3,931,578 and 3,151,376 shares issued and outstanding, respectively	4	3
Paid-in capital in excess of par value	35,766	28,645
Treasury stock at cost, 1,098 shares	(11)	-
Accumulated distribution in excess of net investment income	(988)	(609)
Net unrealized depreciation on investments	(881)	(615)
Total net assets	33,890	27,424
Total liabilities and net assets	$35,184	$27,764

Net asset value per share	$8.62	$8.70

(1) Derived from the Company’s audited Financial Statements as of December 31, 2013.

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013
	(Restated)	(Restated)
Investment income:
Interest from investments	$710	$244
Total investment income	710	244

Operating expenses:
Professional fees	58	61
Directors fees	14	11
Insurance	23	19
Management fees	167	75
Incentive fees	-	24
Administrative services – related parties	12	-
General and administrative	154	47
Offering expense	114	-
Organizational expense	-	111
Operating expenses before expense reimbursements	542	348
Expense reimbursement	-	(249)
Total operating expenses net of expense reimbursements	542	99

Net investment income	168	145

Realized and unrealized gain (loss) on investments:
Net realized gain from investments	85	47
Net unrealized appreciation (depreciation) on investments	(266)	189
Net realized and unrealized gain (loss) on investments	(181)	236

Net increase (decrease) in net assets resulting from operations	$(13)	$381

Per share information - basic and diluted:
Net investment income	$0.05	$0.11
Net increase (decrease) in net assets resulting from operations	$(0.00)	$0.29
Weighted average common shares outstanding	3,442,074	1,292,508

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013
	(Restated)	(Restated)
Operations:
Net investment income	$168	$145
Net realized gain from investments	85	47
Net unrealized appreciation (depreciation) on investments	(266)	189
Net increase (decrease) in net assets from operations	(13)	381
Stockholder distributions:
Distributions from net investment income	(168)	(145)
Distributions from net realized gain on investments	(85)	(47)
Distributions from paid in capital	(379)	(178)
Net decrease in net assets from stockholder distributions	(632)	(370)
Capital share transactions:
Issuance of common stock, net of issuance costs	6,144	6,696
Reinvestment of stockholder distributions	221	154
Total investment contributions transferred in-kind	757	-
Treasury capital/redemptions	(11)	-
Net increase in net assets from capital share transactions	7,111	6,850

Total increase in net assets	6,466	6,861
Net assets at beginning of period	27,424	8,336
Net assets at end of period	$33,890	$15,197

Net asset value per common share	$8.62	$8.91
Common shares outstanding at end of period	3,931,578	1,705,761

Accumulated distribution in excess of net investment income and net realized gain on investments	$(988)	$(282)

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF CASH FLOWS

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013
	(Restated)	(Restated)
Operating activities:
Net increase (decrease) in net assets from operations	$(13)	$381
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Net accretion of discount on investments	(19)	(18)
Repayments of investments	4,320	2,006
Purchase of investments	(9,945)	(7,181)
Repayments of investments - money market	9,873	7,786
Purchase of investments - money market	(10,732)	(8,283)
Net realized gain from investments	(85)	(47)
Paid-in-kind interest receivable	(13)	-
Net unrealized (appreciation) depreciation on investments	266	(189)
(Increase) decrease in operating assets:
Interest receivable	(265)	(194)
Prepaid expenses	(33)	(13)
Due from related party	(27)	(291)
Receivable for common stock purchased	(22)	-
Increase (decrease) in operating liabilities:
Payable for unsettled trades	926	-
Stockholder distributions payable	20	(18)
Management fees payable	22	45
Accounts payable and accrued liabilities	(14)	48
Net cash used in operating activities	(5,741)	(5,968)

Financing activities:
Proceeds from issuance of shares of common stock, net	6,144	6,338
Stockholder distributions	(392)	(370)
Treasury Stock	(11)	-
Net cash provided by financing activities	5,741	5,968

Net increase in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

Supplemental non-cash information:
DRIP distribution payable	$42	$41
Cash distribution payable	$77	$61
DRIP distribution paid	$221	$154
Investment contributions transferred in-kind	$757	$-

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

SCHEDULE OF INVESTMENTS

(dollars in thousands)

March 31, 2014

(Unaudited)

Portfolio Company (a)	Industry	Investment Coupon Rate, Maturity Date	Principal	Amortized Cost	Fair Value	% of Net Assets

Senior Secured First Lien Debt - 18.5% (b)
Accuride Corp.	Consumer Goods: Durable	9.50%, 8/1/2018	$825	$836	$846	2.5%
Alion Science and Technology Corp.	Aerospace and Defense	10.0% cash; 2% PIK, 11/1/2014	1,055	1,058	1,050	3.1%
American Media, Inc.	Media: Advertising, Printing & Publishing	11.50%, 12/15/2017	995	1,053	1,082	3.2%
Cambium Learning Group, Inc.	Services: Consumer	9.75%, 2/15/2017	1,000	1,017	1,010	3.0%
Endeavour International Corp.	Energy: Oil & Gas	12.00%, 3/1/2018	525	550	510	1.5%
EuraMax International, Inc.	Metals & Mining	9.50%, 4/1/2016	775	779	783	2.3%
Ryerson Inc./Joseph T Ryerson & Son, Inc.	Metals & Mining	9.00%, 10/15/2017	490	513	529	1.6%
Toys R Us Property Co II LLC	Retail	8.50%, 12/1/2017	425	436	433	1.3%
Sub Total Senior Secured First Lien Debt			6,090	6,242	6,243	18.5%

Senior Secured Second Lien Debt - 16.2% (b)
Aspect Software, Inc.	Telecommunications	10.63%, 5/15/2017	$727	$732	$769	2.3%
Bon-ton Department Stores, Inc.	Retail	10.63%, 7/15/2017	40	41	40	0.1%
Caesar's Entertainment Corp.	Hotel, Gaming & Leisure	10.00%, 12/15/2015	535	510	471	1.4%
Cenveo Corp.	Services: Business	8.88%, 2/1/2018	605	608	617	1.8%
Claire's Stores, Inc.	Retail	8.88%, 3/15/2019	800	780	744	2.2%
Endeavour International Corp.	Energy: Oil & Gas	12.00%, 6/1/2018	725	709	558	1.6%
Logan's Roadhouse, Inc.	Beverage, Food & Tobacco	10.75%, 10/15/2017	770	731	587	1.7%
Radiation Therapy Services, Inc.	Healthcare & Pharmaceuticals	8.88%, 1/15/2017	960	949	998	3.0%
Saratoga Resources, Inc.	Energy: Oil & Gas	12.50%, 7/1/2016	885	903	708	2.1%
Sub Total Senior Secured Second Lien Debt			6,047	5,963	5,492	16.2%

Senior Unsecured Debt – 37.3% (b)
Armored Autogroup, Inc.	Consumer Goods: Durable	9.25%, 11/1/2018	$925	$912	$970	2.9%
Avaya, Inc.	Telecommunications	9.75%, 11/1/2015	675	660	673	2.0%
Avaya, Inc.	Telecommunications	10.13%, 11/1/2015	485	469	484	1.4%
Caesar's Entertainment Corp.	Hotel, Gaming & Leisure	10.75%, 2/1/2016	495	462	413	1.2%
Cenveo Corp.	Services: Business	11.50%, 5/15/2017	545	528	541	1.6%
Ceridian Corporation	Services: Business	11.25%, 11/15/15	410	420	413	1.2%
Ceridian Corporation	Services: Business	12.25%, 11/15/15	595	609	600	1.8%
Clear Channel Communications	Media: Broadcasting & Subscription	10.75%, 8/1/2016	400	411	409	1.2%
Clear Channel Communications	Media: Broadcasting & Subscription	11.00%, 8/1/2016	400	412	409	1.2%
Colt Defense LLC	Aerospace and Defense	8.75%, 11/15/2017	928	792	854	2.5%
DynCorp International, Inc.	Aerospace and Defense	10.38%, 7/1/2017	810	846	846	2.5%
Education Management LLC (d)	Services: Consumer	15.00% cash; 1% PIK, 7/1/2018	270	235	292	0.9%
Gentiva Health Services, Inc.	Healthcare & Pharmaceuticals	11.50%, 9/1/2018	925	973	977	2.9%
Gymboree Corp.	Retail	9.13%, 12/1/2018	810	757	685	2.0%
Hutchinson Technology, Inc.	High Tech Industries	8.50%, 1/15/2026, puttable on 01/15/2015	858	817	824	2.4%
NII Capital Corp.	Telecommunications	10.00%, 8/15/2016	960	926	389	1.1%
Seitel, Inc.	Energy: Oil & Gas	9.50%, 4/15/2019	825	847	854	2.5%
Suntech Power Holdings Company, Ltd. (c)	Environmental Industries	3.00%, 5/15/13	100	103	10	0.0%
Toys R Us, Inc.	Retail	10.38%, 8/15/2017	860	821	718	2.1%
Travelport LLC	Services: Consumer	11.38% cash; 2% PIK, 3/1/2016	340	311	359	1.1%
Visant Corp.	Media: Advertising, Printing & Publishing	10.00%, 10/1/2017	950	932	946	2.8%
Sub Total Senior Unsecured Debt			13,566	13,243	12,666	37.3%

Senior Subordinated Debt -14.6% (b)
Affinion Group, Inc.	Media: Advertising, Printing & Publishing	13.50%, 8/15/2018	$816	$693	$828	2.5%
Central Garden and Pet Co.	Retail	8.25%, 3/1/2018	825	849	851	2.5%
Claires Stores, Inc	Retail	10.50%, 6/1/2017	215	219	218	0.6%
DJO Finance, LLC.	Healthcare & Pharmaceuticals	9.75%, 10/15/2017	860	898	912	2.7%
QuickSilver Resources, Inc.	Energy: Oil & Gas	7.13%, 4/1/2016	690	665	643	1.9%
Serena Software, Inc.	High Tech Industries	10.38%, 3/15/2016	840	854	844	2.5%
Travelport LLC	Services: Consumer	11.88%, 9/1/2016	645	610	658	1.9%
Sub Total Senior Subordinated Debt			4,891	4,788	4,954	14.6%

Investments - Money Market -7.4% (b)
Investments - U.S. Bank Money Market		0.03%	$2,503	$2,503	$2,503	7.4%
Sub Total Investments - Money Market				2,503	2,503	7.4%

TOTAL INVESTMENTS - 94.0% (b)				$32,739	$31,858	94.0%

(a)	All of our investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, except for Caesar's Entertainment Corp., Education Management LLC, NII Capital Corp., QuickSilver Resources, Inc., and Suntech Power Holdings Company, Ltd. Non-qualifying assets represent 7.0% of the Company's portfolio at fair value. As a BDC, the Company can only invest 30% of its portfolio in non-qualifying assets.
(b)	Percentages are based on net assets of $33,890 as of March 31, 2014.
(c)	Non-U.S. company. The principal place of business for Suntech Power Holdings Company, Ltd. is China. Non-income producing as of March 31, 2014.
(d)	The notes pay cash interest at the rate of 15% per annum. For any interest period after March 30, 2014, the notes pay additional PIK interest in the form of additional notes. PIK interest on the notes accrues at the rate of (i) 1.0% per annum for the period from March 30, 2014 through and including March 30, 2015, (ii) 2.0% per annum for the period from March 30, 2015 through and including March 30, 2016, (iii) 3.0% per annum for the period from March 30, 2016 through and including March 30, 2017 and (iv) 4.0% per annum for the period from March 30, 2017 through and including July 1, 2018.

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

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Fund included herein were prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q/A and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, necessary for a fair presentation of the results for the interim period. This Form 10-Q/A should be read in conjunction with the Fund’s annual report on Form 10-K/A for the year ended December 31, 2013, which was filed with the SEC on July 16, 2015. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2014. Certain prior period amounts have been reclassified to conform with the current period presentation..

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

We determined that we had incorrectly accounted for certain offering costs. The Fund’s agreement with its Manager provides that the Manager is to bear all offering costs, but the Fund is obligated to reimburse the Manager for such offering costs at the rate of 1.5% of gross offering proceeds. The Fund determined that some offering costs were paid by the Fund instead of the Manager during the period from the fourth quarter of 2013 to the fourth quarter of 2014. The restatement reduces operating expenses (and increases net investment income) by the amount of offering costs erroneously paid by the Fund in the relevant period, and reflects the amount as a receivable from the Manager. In the period ending June 30, 2015, the Manager repaid the receivable. At the same time, we have reclassified certain other operating expenses to conform with the Fund’s current method of classifying operating expenses to facilitate comparability of financial statements among different periods. We have restated our financial statements and related footnotes for the quarter ended March 31, 2014. The following tables reconcile the amounts as previously reported in the applicable financial statement to the corresponding restated amounts included in this Quarterly Report on Form 10-Q/A (in thousands, except per share data).

	March 31, 2014
	As previously reported	As restated
Statement of Assets and Liabilities

Due from related party	$1,337	$1,432
Total assets	$35,089	$35,184

Accumulated distribution in excess of net investment income	$(1,083)	$(988)
Total net assets	$33,795	$33,890
Total liabilities and net assets	$35,089	$35,184

Net asset value per share	$8.60	$8.62

Statement of Operations

Professional fees	$85	$58
Administrative services – related parties	$-	$12
General and administrative	$139	$154
Organizational and offering expense	$158	$114
Expenses before expense waivers and reimbursements	$586	$542
Total expenses (income) net expense waivers and reimbursements	$586	$542

Net investment income (loss)	$124	$168

Net increase (decrease) in net assets resulting from operations	$(57)	$(13)

Per share information - basic and diluted:
Net investment income (loss)	$0.04	$0.05
Net increase (decrease) in net assets resulting from operations	$(0.02)	$(0.00)

Statement of Changes in Net Assets

Net investment income (loss)	$124	$168
Net increase (decrease) in net assets resulting from operations	$(57)	$(13)

Distributions from net investment income	$(124)	$(168)
Distributions from paid in capital	$(423)	$(379)

Total increase in net assets	$6,422	$6,466
Net assets at beginning of period	$27,373	$27,424
Net assets at end of period	$33,795	$33,890

Accumulated distribution in excess of net investment income	$(1,083)	$(988)

Statement of Cash Flows

Net increase (decrease) in net assets resulting from operations	$(57)	$(13)
Due from related party	$17	$(27)

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

The following table presents fair value measurements of investments, by major class, as of March 31, 2014, according to the fair value hierarchy (dollars in thousands):

	Level 1	Level 2	Total
Investments – U.S. Bank money market	$2,503	$—	$2,503
Senior Secured First Lien Debt	—	6,243	6,243
Senior Secured Second Lien Debt	—	5,492	5,492
Senior Unsecured Debt	—	12,666	12,666
Senior Subordinated Debt	—	4,954	4,954
Total	$2,503	$29,355	$31,858

 The following table presents fair value measurements of investments, by major class, as of December 31, 2013, according to the fair value hierarchy (dollars in thousands):

	Level 1	Level 2	Total
Investments – U.S. Bank money market	$1,644	$—	$1,644
Senior Secured First Lien Debt	—	4,512	4,512
Senior Secured Second Lien Debt	—	5,290	5,290
Senior Unsecured Debt	—	7,425	7,425
Senior Subordinated Debt	—	5,927	5,927
Total	$1,644	$23,154	$24,798

No transfers between levels have occurred during the periods presented.

The composition of the Fund’s investments as of March 31, 2014, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Investments – U.S. Bank money market	$2,503	$2,503	7.9%
Senior Secured First Lien Debt	6,242	6,243	19.6
Senior Secured Second Lien Debt	5,963	5,492	17.2
Senior Unsecured Debt	13,243	12,666	39.8
Senior Subordinated Debt	4,788	4,954	15.5
Total	$32,739	$31,858	100.0%

The composition of the Fund’s investments as of December 31, 2013, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Investments – U.S. Bank money market	$1,644	$1,644	6.6%
Senior Secured First Lien Debt	4,475	4,512	18.2
Senior Secured Second Lien Debt	5,601	5,290	21.3
Senior Unsecured Debt	7,962	7,425	30.0
Senior Subordinated Debt	5,731	5,927	23.9
Total	$25,413	$24,798	100.0%

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

From time to time, the Fund has paid directly certain expenses that were classified as organization or offering expenses that should have been borne by the Prior Manager and for which the Prior Manager is obligated to reimburse the Fund. As of March 31, 2014 and December 31, 2013, the unreimbursed amount of organization and offering expenses was $0.1 million and $0.1 million, respectively, which amount is included in “Due from related party” on the Fund’s balance sheet as of that date. From time to time, the Fund has paid directly certain expenses that were classified as offering expenses that should have been borne by the Manager and for which the Manager is obligated to reimburse the Fund. As of March 31, 2014 and December 31, 2013, the unreimbursed amount of offering expenses was $0.1 million and $0.1 million, respectively, which amount is included in “Due from related party” on the Fund’s balance sheet as of those dates.

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

The following information sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets per share from operations for the three months ended March 31, 2014 and 2013 (dollars in thousands except share and per share amounts):

	For the three months ended March 31, 2014	For the three months ended March 31, 2013
	(Restated)	(Restated)
Basic and diluted
Net increase (decrease) in net assets resulting from operations	$(13)	$381
Weighted average common shares outstanding	3,442,074	1,292,508
Net increase (decrease) in net assets resulting from operations per share	$(0.00)	$0.29

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

The following table reflects certain information regarding the tender offers that we have conducted to date:

					Aggregate
			Purchases of Shares	Repurchase	Consideration for
For the Three Months Ended	Repurchase Date	Shares Repurchased	Tendered that were Repurchased	Price Per Share	Repurchased Shares ('000s)
December 31, 2013	December 12, 2013	548	100%	$9.135	$6
March 31, 2014	March 14, 2014	550	100%	$9.135	$5

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

Note 9.  Distributions

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

The following tables reflect the distributions per share paid or payable in cash or with the distribution reinvestment plan (“DRIP”) on the Fund’s common stock to date (dollars in thousands except per share amounts), as well as the source of the distributions:

Source of Distribution by Cash vs. DRIP:

		Net	Realized
		Investment	Gain From	Return of		Paid in
Period	Per Share	Income	Investments	Capital	Total	Cash	DRIP
July 12, 2012 - September 30, 2012	$0.18375	32	-	18	50	34	16
October 1, 2012 - December 31, 2012 *	$0.26075	118	-	82	200	123	77
January 1, 2013 - March 31, 2013 *	$0.26259	247	47	75	369	221	148
April 1, 2013 - June 30, 2013	$0.18650	235	43	27	305	186	119
July 1, 2013 - September 30, 2013	$0.18650	244	47	183	474	274	200
October 1, 2013 - December 31, 2013	$0.18650	72	258	219	549	345	204
January 1, 2014 - March 31, 2014	$0.18650	168	85	379	632	405	227
TOTAL		1,116	480	983	2,579	1,588	991

* Includes a special distribution of $0.077 per share.

The following table reflects the sources of the distributions on a tax basis that the Company has paid on its common stock (dollars in thousands) during the fiscal years ended December 31, 2012 and 2013, and the three months ended March 31, 2014:

Source of Distributions:	Three months ended March 31, 2014		Year Ended December 31, 2013		Year Ended December 31, 2012
	(Restated)		(Restated)		(Restated)
Distributions from Net investment income	$168	26.6%	$798	47.0%	$150	60.0%
Distributions from Realized Gains	85	13.4%	395	23.3%	-	0.0%
Distributions from Paid In Capital	379	60.0%	504	29.7%	100	40.0%
TOTAL	$632	100.0%	$1,697	100.0%	$250	100.0%

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

We are in a fund raising stage. As such, we incur offering expenses of 1.5% of the gross offering proceeds. The chart below shows the percentages of distributions from Net Investment Income excluding offering costs:

	Offering Expenses	Net Investment Income excluding offering costs	% Distribution from Net Investment Income excluding offering costs	% Distributions from Realized Gains excluding offering costs	% Distributions from Paid In Capital excluding offering costs
2014 (Restated)	$114	$282	45%	13%	42%
2013 (Restated)	$322	$1,120	66%	23%	11%
2012 (Restated)	$142	$292	100%	0%	0%

Note 10.  Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2014 and 2013:

	For the three months ended March 31, 2014	For the three months ended March 31, 2013
	(Restated)	(Restated)
Per share data:
Net asset value, beginning of period	$8.70	$8.77

Results of operations (1)
Net investment income	0.05	0.11
Net realized gain on investments	0.03	0.04
Net unrealized gain (loss) on investments	(0.08)	0.14
Net increase (decrease) in net assets resulting from operations	(0.00)	0.29

Stockholder distributions (2)
Distributions from net investment income	(0.05)	(0.11)
Distributions from realized gains	(0.03)	(0.04)
Distributions from capital	(0.10)	(0.14)
Net decrease in net assets resulting from stockholder distributions	(0.18)	(0.29)

Capital share transactions
Impact from issuance of common stock (3)	0.10	0.14
Net increase in net assets resulting from capital share transactions	0.10	0.14
Net asset value, end of period	$8.62	$8.91
Shares outstanding at end of period	3,931,578	1,705,761
Total return (5)	1.34%	4.85%
Ratio/Supplemental data:
Net assets, end of period (in thousands)	$33,890	$15,197
Average net assets (in thousands)	$26,051	$15,521
Ratio of net investment income to average net assets (4)(7)	2.62%	4.63%
Ratio of operating expenses to average net assets (4)(7)	8.44%	3.16%
Ratio of expenses reimbursed to average net assets (7)	-%	(7.95)%
Portfolio turnover ratio (6)	19.82%	34.51%

(1)	The per share amounts were derived by using the weighted average shares outstanding during the period. There was no expense waiver and reimbursement for March 31, 2014. Net investment income (loss) per share excluding the expense reimbursements would have been ($0.08) for the three months ended March 31, 2013.
(2)	The per share data for distributions reflects the actual amount of distributions declared per share during the period.
(3)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Fund's continuous offering.
(4)	The ratios are after giving effect to amounts reimbursed by the Manager under an expense reimbursement agreement. See “Note 5 – Related Party Transactions.” For the three months ended March 31, 2014 there was no expense waiver and reimbursement. For the three months ended March 31, 2013, excluding the expense reimbursement, the ratio of net investment income and operating expenses to average net assets is (3.32)% and 11.12%, respectively.
(5)	Total return is calculated assuming a purchase of shares at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. For the three months ended March 31, 2014 there was no expense reimbursement. The total return based on net asset value for the three months ended March 31, 2013, includes the effect of the expense reimbursement which added 1.66% to the return.

 Note 11.  Subsequent Events

Management of the Fund has evaluated subsequent events in the preparation of the Fund’s financial statements and has determined that no events require recognition or disclosure in the financial statements except for the following:

From April 1, 2014 to July 16, 2015, the Fund issued 2.3 million shares of common stock for gross proceeds of $22.3 million. The proceeds were substantially invested in new debt securities.

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

Forward-Looking Statements

This Form 10-Q/A includes forward-looking statements that reflect our expectations and projections about our future results, performance, prospects and opportunities. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” or “may” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements in this Form 10-Q/A are subject to a number of risks and uncertainties, some of which are beyond our control, including, among other things:

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

Our actual results, performance, prospects or opportunities could differ materially from those expressed in or implied by our forward-looking statements. In light of these risks, uncertainties and assumptions, you should not place undue reliance on any forward-looking statements. These forward-looking statements are made as of the date of this Form 10-Q/A. We undertake no obligation to publicly update or revise any forward-looking statements after the date of this Form 10-Q/A, whether as a result of new information, future events or otherwise, except as required by law. The forward-looking statements and projections contained in this Quarterly Report on Form 10-Q/A are excluded from the safe harbor protection provided by Section 27A of the Securities Act of 1933.

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

The following table presents our portfolio composition based on fair value as of March 31, 2014:

	As of March 31, 2014
	Percentage of Total Portfolio	Weighted Average Current Coupon Yield
Investments – U.S. Bank money market	7.9%	-%
Senior Secured First Lien Debt	19.6	10.4
Senior Secured Second Lien Debt	17.2	10.3
Senior Unsecured Debt	39.8	10.3
Senior Subordinated Debt	15.5	10.3
Total	100.0%	10.3%

 As of March 31, 2014, our investment portfolio had a yield to maturity of 10.77%, and an average duration of 2.59 years.

The following table presents our portfolio composition based on fair value as of December 31, 2013:

	As of December 31, 2013
	Percentage of Total Portfolio	Weighted Average Current Coupon Yield
Investments – U.S. Bank money market	6.6%	-%
Senior Secured First Lien Debt	18.2	10.7
Senior Secured Second Lien Debt	21.3	10.8
Senior Unsecured Debt	30.0	10.4
Senior Subordinated Debt	23.9	11.0
Total	100.0%	10.7%

As of December 31, 2013, our investment portfolio had a yield to maturity of 11.16%, and an average duration of 2.36 years.

The following table shows the portfolio composition by industry grouping at fair value as of March 31, 2014 (dollars in thousands):

	As of March 31, 2014
	Investments at Fair Value	Percentage of Total Portfolio
Retail	$3,690	11.6%
Energy: Oil & Gas	3,274	10.3
Healthcare & Pharmaceuticals	2,887	9.1
Media: Advertising, Printing & Publishing	2,857	9.0
Aerospace and Defense	2,750	8.6
Investments - Money Market	2,503	7.8
Services: Consumer	2,318	7.3
Telecommunications	2,315	7.3
Services: Business	2,170	6.8
Consumer Goods: Durable	1,816	5.7
High Tech Industries	1,668	5.2
Metals & Mining	1,311	4.1
Hotel, Gaming & Leisure	884	2.8
Media: Broadcasting & Subscription	818	2.5
Beverage, Food & Tobacco	587	1.8
Environmental Industries	10	0.1
Total	$31,858	100.0%

The following table shows the portfolio composition by industry grouping at fair value as of December 31, 2013 (dollars in thousands):

	As of December 31, 2013
	Investments at Fair Value	Percentage of Total Portfolio
Healthcare & Pharmaceuticals	$3,160	12.7%
Services: Business	3,015	12.2
Aerospace and Defense	2,616	10.6
Energy: Oil & Gas	2,604	10.5
Telecommunications	2,289	9.2
Investments – Money Market	1,644	6.6
Media: Advertising, Printing & Publishing	1,541	6.2
Services: Consumer	1,282	5.2
Metals & Mining	1,222	4.9
High Tech Industries	1,158	4.7
Banking, Finance, Insurance & Real Estate	1,069	4.3
Retail	968	3.9
Media: Broadcasting & Subscription	875	3.5
Hotel, Gaming & Leisure	790	3.2
Beverage, Food & Tobacco	557	2.2
Environmental Industries	8	0.1
Total	$24,798	100.0%

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

	For the three months ended March 31, 2014	For the three months ended March 31, 2013
	(Restated)	(Restated)
Total investment income	$710	$244
Total expenses, net	542	99
Net investment income	168	145
Net realized gains	85	47
Net unrealized appreciation (depreciation)	(266)	189
Net increase (decrease) in net assets resulting from operations	$(13)	$381

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

Expenses

The composition of our operating expenses for the three months ended March 31, 2014 and 2013 was as follows (dollars in thousands):

	For the three months ended March 31, 2014	For the three months ended March 31, 2013
	(Restated)	(Restated)
Professional fees	$58	$61
Director fees	14	11
Insurance	23	19
Management fees	167	75
Incentive fees	—	24
Administrative services – related parties	12	—
General and administrative expenses	154	47
Organizational and offering expense	114	111
Operating expenses before expense reimbursements	542	348
Expense reimbursement	—	(249)
Total operating expenses net of expense waivers and reimbursements	$542	$99

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

Net Investment Income

Our net investment income totaled $0.2 million and $0.1 million for the three months ended March 31, 2014 and 2013, respectively. Of our net investment income, $0.0 million and $0.2 million for the three months ended March 31, 2014 and 2013, respectively, was attributable to expense reimbursements by our prior manager, and the balance was attributable to investment income less operating expenses for the period. For the three months ended March 31, 2014 and 2013, total investment income was $0.7 million and $0.2 million, respectively. The increase in net investment income in the three months ending March 31, 2014 as compared to the three months ending March 31, 2013 is due to a higher earning asset average balance in the investment portfolio. For the three months ended March 31, 2014, and 2013, total expenses before expense reimbursements were $0.5 million and $0.3 million, respectively.

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

Changes in Net Assets from Operations

For the three months ended March 31, 2014 and 2013, we recorded a net increase (decrease) in net assets resulting from operations of ($0.01) million and $0.4 million, respectively. Based on 3,442,074 and 1,292,508 weighted average common shares outstanding for the three months ended March 31, 2014 and 2013, respectively, our per share net increase (decrease) in net assets resulting from operations was ($0.00) and $0.29, respectively.

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

 The following table shows the percentage of our distributions which have been funded from net investment income, realized capital gains and paid in capital since the inception of operations:

		Net	Realized
		Investment	Gain From	Return of
Period	Per Share	Income	Investments	Capital
July 12, 2012 - September 30, 2012	$0.18375	64%	0%	36%
October 1, 2012 - December 31, 2012*	0.26075	59%	0%	41%
January 1, 2013 - March 31, 2013 *	0.26259	67%	13%	20%
April 1, 2013 - June 30, 2013	0.18650	77%	14%	9%
July 1, 2013 - September 30, 2013	0.18650	51%	10%	39%
October 1, 2013 - December 31, 2013	0.18650	13%	47%	40%
January 1, 2014 - March 31, 2014	0.18650	27%	13%	60%

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

We are in a fund raising stage. As such, we incur offering expenses of 1.5% of the gross offering proceeds. The chart below shows the percentages of distributions from Net Investment Income excluding offering costs:

	Offering Expenses	Net Investment Income excluding offering costs	% Distribution from Net Investment Income excluding offering costs	% Distributions from Realized Gains excluding offering costs	% Distributions from Paid In Capital excluding offering costs
2014 (Restated)	$114	$282	45%	13%	42%
2013 (Restated)	$322	$1,120	66%	23%	11%
2012 (Restated)	$142	$292	100%	0%	0%

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

Related-Party Transactions and Agreements

We have entered into agreements with the Manager and the Dealer Manager, whereby we pay certain fees and reimbursements to these entities. These include payments to the Dealer Manager for selling commissions and the Dealer Manager fee and payments to our Manager for reimbursement of organization and offering costs. In addition, we make payments for certain services that include, but are not limited to, the identification, execution, and management of our investments and also the management of our day-to-day operations provided to us by our Manager, pursuant to various agreements that we have entered into. See Note 5 to the financial statements included elsewhere in this quarterly report on Form 10-Q/A for additional information regarding such contractual obligations.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q/A and determined that the disclosure controls and procedures are effective.

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

Item 1A. Risk Factors

The Fund hereby incorporates by reference the risk factors set forth in Form N-2, Amendment No. 8, filed with the Securities and Exchange Commission on March 30, 2015.

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

