Form 10-Q/A
period 2014-06-30
VII Peaks Co-Optivist Income BDC II, Inc.
filed 2015-07-16
CIK 1527385

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

 Explanatory Note

This Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q of VII Peaks Co-Optivist Income BDC II, Inc. (the “Fund”) for the six months ended June 30, 2014 (the “Quarterly Period”), as originally filed with the Securities and Exchange Commission (the “SEC”) on August 13, 2014 (the “Original Report”), is being filed to restate the Fund’s previously issued financial statements for the Quarterly Period and to revise related disclosures, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the Quarterly Period.

As more fully described in Note 3 to the accompanying financial statements, the restatement corrects an error relating to offering costs that were paid by the Fund but which should have been borne by the Fund manager and reimbursed in accordance with the limitations imposed by the agreement between the Fund and the Fund manager, which error primarily resulted from an incorrect interpretation of the agreements between the Fund and the Fund manager. At the same time, the Fund reclassified certain other operating expenses to conform with the Fund’s current method of classifying operating expenses to facilitate comparability of financial statements among different periods. For the convenience of the reader, this Form 10-Q/A otherwise sets forth the Original Report in its entirety. In order to preserve the nature and character of the disclosures set forth in the Original Report, this Form 10-Q/A speaks as of the date of the filing of the Original Report, August 13, 2014, and the disclosures contained in this Form 10-Q/A have not been updated to reflect events occurring subsequent to that date, other than those associated with the restatement.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

FORM 10-Q/A FOR THE QUARTER ENDED JUNE 30, 2014

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share data)

(Unaudited)

	As of
	June 30, 2014	December 31, 2013
	(Restated)	(Restated)(1)
ASSETS
Investments, at fair value (amortized cost of $32,595 and $23,769, respectively)	$30,762	$23,154
Investments, money market at fair value (cost of $2,083 and $1,644, respectively)	2,083	1,644
Total investments, at fair value	$32,845	$24,798
Interest receivable	918	579
Prepaid expenses	43	8
Due from related party	227	1,405
Receivable for common stock purchased	-	974
Total assets	$34,033	$27,764

LIABILITIES
Payable for unsettled trades	$-	$104
Management fees payable	-	8
Accounts payable and accrued liabilities	84	129
Stockholder distributions payable	126	99
Total liabilities	$210	$340

NET ASSETS
Preferred stock, par value, $.001 per share, 50,000,000 authorized, none issued and outstanding	$-	$-
Common stock, par value, $.001 per share, 200,000,000 authorized; 4,067,009 and 3,151,376 shares issued and outstanding, respectively	4	3
Paid-in capital in excess of par value	37,352	28,651
Treasury stock at cost, 35,123 and 548 shares, respectively	(330)	(6)
Accumulated distribution in excess of net investment income	(1,370)	(609)
Net unrealized depreciation on investments	(1,833)	(615)
Total net assets	33,823	27,424
Total liabilities and net assets	$34,033	$27,764

Net asset value per share	$8.32	$8.70

(1) Derived from the Company’s audited Financial Statements as of December 31, 2013.

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended June 30,	For the Three Months Ended June 30,	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2014	2013	2014	2013
	(Restated)		(Restated)
Investment income:
Interest from investments	$848	$401	$1,558	$644
Other income	103	-	103	1
Total investment income	951	401	1,661	645

Operating expenses:
Professional fees	78	128	136	189
Directors fees	13	9	27	20
Insurance	24	21	47	40
Management fees	168	88	335	163
Incentive fees	-	(23)	-	-
Administrative services – related parties	12	-	24	-
General and administrative	262	83	416	131
Offering expense	22	-	136	-
Organizational expense	-	43	-	195
Operating expenses before expense reimbursements	579	349	1,121	738
Expense reimbursement	-	(285)	-	(575)
Total operating expenses net of expense reimbursements	579	64	1,121	163

Net investment income	372	337	540	482

Realized and unrealized gain (loss) on investments:
Net realized gain from investments	-	44	85	90
Net unrealized depreciation on investments	(951)	(310)	(1,218)	(120)
Net realized and unrealized gain (loss) on investments	(951)	(266)	(1,133)	(30)

Net increase (decrease) in net assets resulting from operations	$(579)	$71	$(593)	$452

Per share information - basic and diluted:
Net investment income	$0.09	$0.18	$0.14	$0.30
Net increase (decrease) in net assets resulting from operations	$(0.14)	$0.04	$(0.16)	$0.28
Weighted average common shares outstanding	4,054,473	1,914,889	3,749,965	1,605,418

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share and per share data)

(Unaudited)

	For the Six Months Ended June 30, 2014	For the Six Months Ended June 30, 2013
	(Restated)
Operations:
Net investment income	$540	$482
Net realized gain from investments	85	90
Net unrealized depreciation on investments	(1,218)	(120)
Net increase (decrease) in net assets from operations	(593)	452
Stockholder distributions:
Distributions from net investment income	(540)	(482)
Distributions from net realized gain on investments	(85)	(90)
Distributions from paid in capital	(761)	(102)
Net decrease in net assets from stockholder distributions	(1,386)	(674)
Capital share transactions:
Issuance of common stock, net of issuance costs	7,469	9,258
Reinvestment of stockholder distributions	481	288
Total investment contributions transferred in-kind	758	-
Treasury capital/redemptions	(330)	-
Net increase in net assets from capital share transactions	8,378	9,546

Total increase in net assets	6,399	9,324
Net assets at beginning of period	27,424	8,337
Net assets at end of period	$33,823	$17,661

Net asset value per common share	$8.32	$8.83
Common shares outstanding at end of period	4,067,009	2,000,185

Accumulated distribution in excess of net investment income and net realized gain on investments	$(1,370)	$(296)

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF CASH FLOWS

(in thousands, except share and per share data)

(Unaudited)

	For the Six Months Ended June 30, 2014	For the Six Months Ended June 30, 2013
	(Restated)
Operating activities:
Net increase (decrease) in net assets from operations	$(593)	$452
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Paid in-kind interest income	(15)	-
Net accretion of discount on investments	(40)	(38)
Repayments of investments	7,330	5,994
Purchase of investments	(15,278)	(16,064)
Repayments of investments - money market	18,086	16,994
Purchase of investments - money market	(18,511)	(16,208)
Net realized gain from investments	(85)	(90)
Net unrealized depreciation on investments	1,218	120
(Increase) decrease in operating assets:
Interest receivable	(339)	(291)
Prepaid expenses	(35)	-
Due from related party	1,178	(575)
Receivable for common stock purchased	974	729
Increase (decrease) in operating liabilities:
Payable for unsettled trades	(104)	72
Management fees payable	(8)	7
Accounts payable and accrued liabilities	(45)	83
Net cash used in operating activities	(6,267)	(8,815)

Financing activities:
Proceeds from issuance of shares of common stock, net	7,469	9,258
Redemptions of common stock	7	-
Stockholder distributions	(879)	(443)
Treasury stock	(330)	-
Net cash provided by financing activities	6,267	8,815

Net increase in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

Supplemental non-cash information:
DRIP distribution payable	$44	$24
Cash distribution payable	$77	$38
DRIP distribution paid	$221	$288

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

SCHEDULE OF INVESTMENTS

(dollars in thousands)

June 30, 2014

(Unaudited)

Portfolio Company (a)	Industry	Investment Coupon Rate, Maturity Date	Principal	Amortized Cost	Fair Value	% of Net Assets
Senior Secured First Lien Debt - 19.8% (b)
Accuride Corp.	Consumer Goods: Durable	9.50%, 8/1/2018	$825	$835	$869	2.6%
Alion Science and Technology Corp.	Aerospace and Defense	10.0% cash 2% PIK,	1,066	1,067	1,058	3.1%
American Media, Inc.	Media: Advertising, Printing &	11.50%, 12/15/2017	995	1,050	1,055	3.1%
Caesars Entertainment Operating Co., Inc.	Hotel, Gaming & Leisure	11.25%, 6/1/2017	535	481	490	1.4%
Cambium Learning Group, Inc.	Services: Consumer	9.75%, 2/15/2017	1,000	1,016	1,022	3.0%
Endeavour International Corp.	Energy: Oil & Gas	12.00%, 3/1/2018	525	548	480	1.4%
EuraMax International, Inc.	Metals & Mining	9.50%, 4/1/2016	775	779	771	2.3%
Ryerson Inc./Joseph T Ryerson & Son, Inc.	Metals & Mining	9.00%, 10/15/2017	490	511	524	1.6%
Toys R Us Property Co II LLC	Retail	8.50%, 12/1/2017	425	436	434	1.3%
Sub Total Senior Secured First Lien Debt			6,636	6,723	6,703	19.8%

Senior Secured Second Lien Debt - 16.4% (b)
Aspect Software, Inc.	Telecommunications	10.63%, 5/15/2017	$727	$732	$764	2.3%
Bon-ton Department Stores, Inc.	Retail	10.63%, 7/15/2017	40	41	40	0.1%
Caesar's Entertainment Corp.	Hotel, Gaming & Leisure	10.00%, 12/15/2015	535	513	547	1.6%
Cenveo Corp.	Services: Business	8.88%, 2/1/2018	605	609	635	1.9%
Claire's Stores, Inc.	Retail	8.88%, 3/15/2019	800	781	696	2.1%
Endeavour International Corp.	Energy: Oil & Gas	12.00%, 6/1/2018	725	709	457	1.4%
Logan's Roadhouse, Inc.	Beverage, Food & Tobacco	10.75%, 10/15/2017	770	733	626	1.8%
Radiation Therapy Services, Inc.	Healthcare & Pharmaceuticals	8.88%, 1/15/2017	960	950	991	2.8%
Saratoga Resources, Inc.	Energy: Oil & Gas	12.50%, 7/1/2016	885	901	801	2.4%
Sub Total Senior Secured Second Lien Debt			6,047	5,969	5,557	16.4%

Senior Unsecured Debt - 40.7% (b)
Armored Autogroup, Inc.	Consumer Goods: Durable	9.25%, 11/1/2018	$925	$912	$974	2.9%
Caesar's Entertainment Corp.	Hotel, Gaming & Leisure	10.75%, 2/1/2016	495	466	356	1.1%
Cenveo Corp.	Services: Business	11.50%, 5/15/2017	545	529	575	1.7%
Clear Channel Communications	Media: Broadcasting &
	Subscription	10.75%, 8/1/2016	600	614	603	1.8%
Clear Channel Communications	Media: Broadcasting &
	Subscription	11.00%, 8/1/2016	600	615	603	1.8%
Colt Defense LLC	Aerospace and Defense	8.75%, 11/15/2017	928	800	761	2.3%
DynCorp International Inc.	Aerospace and Defense	10.38%, 7/1/2017	810	844	846	2.5%
Education Management LLC	Services: Consumer	15.00%, 7/1/2018 (d)	870	886	435	1.3%
Gentiva Health Services, Inc.	Healthcare & Pharmaceuticals	11.50%, 9/1/2018	925	971	987	2.9%
Gymboree Corp.	Retail	9.13%, 12/1/2018	810	759	541	1.6%
Hutchinson Technology, Inc.	High Tech Industries	8.50%, 1/15/2026,
		puttable on 01/15/2015	858	818	824	2.4%
NII Capital Corp.	Telecommunications	10.00%, 8/15/2016	960	929	298	0.9%
Nuverra Environmental Solutions, Inc.	Environmental Industries	9.88%, 4/15/2018	1,000	1,038	1,040	3.1%
Seitel, Inc.	Energy: Oil & Gas	9.50%, 4/15/2019	825	846	887	2.6%
Sitel LLC / Sitel Finance Corp	Media: Advertising, Printing &
	Publishing	11.50%, 4/1/2018	1,300	1,289	1,281	3.8%
Suntech Power Holdings Company, Ltd. (c)	Environmental Industries	3.00%, 5/15/13	100	106	7	0.0%
Toys R Us Inc.	Retail	10.38%, 8/15/2017	860	820	722	2.1%
Travelport LLC	Services: Consumer	11.38% cash; 2% PIK,
		3/1/2016	344	318	355	1.0%
UCI International Inc	Automobile	8.63%, 2/15/2019	825	793	784	2.3%
Visant Corp.	Media: Advertising, Printing &
	Publishing	10.00%, 10/1/2017	950	932	886	2.6%
Sub Total Senior Unsecured Debt			15,530	15,285	13,765	40.7%

Senior Subordinated Debt -14.0% (b)
Affinion Group, Inc.	Media: Advertising, Printing & Publishing	13.50%, 8/15/2018	$816	$698	$849	2.5%
Central Garden and Pet Co.	Retail	8.25%, 3/1/2018	825	847	856	2.5%
Claires Stores, Inc	Retail	10.50%, 6/1/2017	715	711	679	2.0%
DJO Finance, LLC.	Healthcare & Pharmaceuticals	9.75%, 10/15/2017	860	896	901	2.7%
QuickSilver Resources, Inc.	Energy: Oil & Gas	7.13%, 4/1/2016	890	853	794	2.3%
Travelport LLC	Services: Consumer	11.88%, 9/1/2016	645	613	658	2.0%
Sub Total Senior Subordinated Debt			4,751	4,618	4,737	14.0%

Investments - Money Market -6.2%
Investments - U.S. Bank Money Market		0.03%	$2,083	2,083	2,083	6.2%
Sub Total Investments - Money Market				2,083	2,083	6.2%

TOTAL INVESTMENTS - 97.1% (b)				$34,678	$32,845	97.1%

(a)	All of our investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, except for Caesar's Entertainment Corp., Nuverra Environmental Solutions, Inc., QuickSilver Resources, Inc., and Suntech Power Holdings Company, Ltd. Non-qualifying assets represent 9.8% of the Company's portfolio at fair value. As a BDC, the Company can only invest 30% of its portfolio in non-qualifying assets.

(b)	Percentages are based on net assets of $33,823 as of June 30, 2014.

(c)	Non-U.S. company. The principal place of business for Suntech Power Holdings Company, Ltd. Is China. Non-income producing as of June 30, 2014.

(d)	The notes pay cash interest at the rate of 15% per annum. For any interest period after March 30, 2014, the notes pay additional PIK interest in the form of additional notes. PIK interest on the notes accrues at the rate of (i) 1.0% per annum for the period from March 30, 2014 through and including March 30, 2015, (ii) 2.0% per annum for the period from March 30, 2015 through and including March 30, 2016, (iii) 3.0% per annum for the period from March 30, 2016 through and including March 30, 2017 and (iv) 4.0% per annum for the period from March 30, 2017 through and including July 1, 2018.

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

We determined that we had incorrectly accounted for certain offering costs. The Fund’s agreement with its Manager provides that the Manager is to bear all offering costs, but the Fund is obligated to reimburse the Manager for such offering costs at the rate of 1.5% of gross offering proceeds. The Fund determined that some offering costs were paid by the Fund instead of the Manager during the period from the fourth quarter of 2013 to the fourth quarter of 2014. The restatement reduces operating expenses (and increases net investment income) by the amount of offering costs erroneously paid by the Fund in the relevant period, and reflects the amount as a receivable from the Manager. In the period ending June 30, 2015, the Manager repaid the receivable. At the same time, we have reclassified certain other operating expenses to conform with the Fund’s current method of classifying operating expenses to facilitate comparability of financial statements among different periods. We have restated our financial statements and related footnotes for the quarter ended June 30, 2014. The following tables reconcile the amounts as previously reported in the applicable financial statement to the corresponding restated amounts included in this Quarterly Report on Form 10-Q/A (in thousands, except per share data).

	June 30, 2014
	As previously reported	As restated
Statement of Assets and Liabilities

Due from related party	$108	$227
Total assets	$33,914	$34,033

Accumulated distribution in excess of net investment income	$(1,489)	$(1,370)
Total net assets	$33,704	$33,823
Total liabilities and net assets	$33,914	$34,033

Net asset value per share	$8.29	$8.32

	For the Three Months Ended
	June 30, 2014
	As previously reported	As restated
Statement of Operations

Professional fees	$106	$78
Administrative services – related parties	$-	$12
General and administrative	$270	$262
Expenses before expense waivers and reimbursements	$603	$579
Total expenses (income) net expense waivers and reimbursements	$603	$579

Net investment income (loss)	$348	$372

Net increase (decrease) in net assets resulting from operations	$(603)	$(579)

Per share information - basic and diluted:
Net increase (decrease) in net assets resulting from operations	$(0.15)	$(0.14)

	For the Six Months Ended
	June 30, 2014
	As previously reported	As restated
Statement of Operations

Professional fees	$192	$136
Administrative services – related parties	$-	$24
General and administrative	$463	$416
Organizational and offering expense	$125	$136
Expenses before expense waivers and reimbursements	$1,189	$1,121
Total expenses (income) net expense waivers and reimbursements	$1,189	$1,121

Net investment income (loss)	$472	$540

Net increase (decrease) in net assets resulting from operations	$(661)	$(593)

Per share information - basic and diluted:
Net investment income (loss)	$0.13	$0.14
Net increase (decrease) in net assets resulting from operations	$(0.18)	$(0.16)

Statement of Changes in Net Assets

Net investment income (loss)	$472	$540
Net increase (decrease) in net assets resulting from operations	$(661)	$(593)

Distributions from net investment income	$(478)	$(540)
Distributions from paid in capital	$(829)	$(761)

Total increase in net assets	$6,331	$6,399
Net assets at beginning of period	$27,373	$27,424
Net assets at end of period	$33,704	$33,823

Accumulated distribution in excess of net investment income	$(1,489)	$(1,370)

	June 30, 2014
	As previously reported	As restated
Statement of Cash Flows

Net increase (decrease) in net assets resulting from operations	$(661)	$(593)
Due from related party	$1,246	$1,178

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

The following table presents fair value measurements of investments, by major class, as of June 30, 2014, according to the fair value hierarchy (dollars in thousands):

	Level 1	Level 2	Total
Investments – U.S. Bank money market	$2,083	$—	$2,083
Senior Secured First Lien Debt	—	6,703	6,703
Senior Secured Second Lien Debt	—	5,557	5,557
Senior Unsecured Debt	—	13,765	13,765
Senior Subordinated Debt	—	4,737	4,737
Total	$2,083	$30,762	$32,845

 The following table presents fair value measurements of investments, by major class, as of December 31, 2013, according to the fair value hierarchy (dollars in thousands):

	Level 1	Level 2	Total
Investments – Money Market	$1,644	$—	$1,644
Senior Secured First Lien Debt	—	4,512	4,512
Senior Secured Second Lien Debt	—	5,290	5,290
Senior Unsecured Debt	—	7,425	7,425
Senior Subordinated Debt	—	5,927	5,927
Total	$1,644	$23,154	$24,798

No transfers between levels have occurred during the periods presented.

The composition of the Fund’s investments as of June 30, 2014, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Investments – U.S. Bank money market	$2,083	$2,083	6.4%
Senior Secured First Lien Debt	6,723	6,703	14.0
Senior Secured Second Lien Debt	5,969	5,557	16.9
Senior Unsecured Debt	15,285	13,765	45.1
Senior Subordinated Debt	4,618	4,737	17.6
Total	$34,678	$32,845	100.0%

The composition of the Fund’s investments as of December 31, 2013, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Investments – Money Market	$1,644	$1,644	6.6%
Senior Secured First Lien Debt	4,475	4,512	18.2
Senior Secured Second Lien Debt	5,601	5,290	21.3
Senior Unsecured Debt	7,962	7,425	30.0
Senior Subordinated Debt	5,731	5,927	23.9
Total	$25,413	$24,798	100.0%

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

From time to time, the Fund has paid directly certain expenses that were classified as organization or offering expenses that should have been borne by the prior manager and for which the prior manager is obligated to reimburse the Fund. As of June 30, 2014 and December 31, 2013, the unreimbursed amount of organization and offering expenses was $0.2 million and $0.1 million, respectively, which amount is included in “Due from related party” on the Fund’s balance sheet as of that date. From time to time, the Fund has paid directly certain expenses that were classified as offering expenses that should have been borne by the Manager and for which the Manager is obligated to reimburse the Fund. As of June 30, 2014 and December 31, 2013, the unreimbursed amount of offering expenses was $0.1 million and $0.1 million, respectively, which amount is included in “Due from related party” on the Fund’s balance sheet as of those dates.

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

Administration Agreement

 The Fund has also entered into an administration agreement with the Manager under which the Manager provides the Fund with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities and provides or oversees the performance of the Fund’s required administrative services, which include, among other things, being responsible for the financial records which the Fund is required to maintain and preparing reports to its stockholders. Under the administration agreement, we are obligated to reimburse our Manager for our allocable portion of overhead cost incurred by the Manager. During the three and six months ended June 30, 2014, the Fund reimbursed the Manager for $0.2 million and $0.3 million in administration expenses under the administration agreement, respectively. During the three and six months ended June 30, 2013, the Fund reimbursed the Manager for $0.02 million and $0.04 million in administration expenses under the administration agreement, respectively. These expenses are included in General and Administrative on the Statement of Operations.

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

The following information sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets per share from operations for the three and six months ended June 30, 2014 (dollars in thousands except share and per share amounts):

	For the three months ended June 30, 2014	For the three months ended June 30, 2013
	(Restated)
Basic and diluted
Net increase (decrease) in net assets resulting from operations	$(579)	$71
Weighted average common shares outstanding	4,054,473	1,914,889
Net increase (decrease) in net assets resulting from operations per share	$(0.14)	$0.04

	For the six months ended June 30, 2014	For the six months ended June 30, 2013
	(Restated)
Basic and diluted
Net increase (decrease) in net assets resulting from operations	$(593)	$452
Weighted average common shares outstanding	3,749,965	1,605,418
Net increase (decrease) in net assets resulting from operations per share	$(0.16)	$0.28

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

The following tables reflect the distributions per share paid or payable in cash or with the distribution reinvestment plan (“DRIP”) on the Fund’s common stock to date (dollars in thousands except per share amounts), as well as the source of the distributions:

Source of Distribution by Cash vs. DRIP:

		Net	Realized
		Investment	Gain From	Return of		Paid in
Period	Per Share	Income	Investments	Capital	Total	Cash	DRIP
July 12, 2012 - September 30, 2012	$0.18375	32	-	18	50	34	16
October 1, 2012 - December 31, 2012 *	$0.26075	118	-	82	200	123	77
January 1, 2013 - March 31, 2013 *	$0.26259	247	47	75	369	221	148
April 1, 2013 - June 30, 2013	$0.18650	235	43	27	305	186	119
July 1, 2013 - September 30, 2013	$0.18650	244	47	183	474	274	200
October 1, 2013 - December 31, 2013	$0.18650	72	258	219	549	345	204
January 1, 2014 - March 31, 2014	$0.18650	168	85	379	632	405	227
April 1, 2014 - June 30, 2014	$0.18650	372	-	382	754	491	263
TOTAL		1,488	480	1,365	3,333	2,079	1,254

* Includes a special distribution of $0.077 per share.

  The following table shows the percentage of our distributions which have been funded from net investment income, realized capital gains and paid in capital since the inception of operations:

Percentage of Distributions by Source:

		Net	Realized
		Investment	Gain From	Return of
Period	Per Share	Income	Investments	Capital
July 12, 2012 - September 30, 2012	$0.18375	64%	0%	36%
October 1, 2012 - December 31, 2012 *	0.26075	59%	0%	41%
January 1, 2013 -March 31. 2013 *	0.26258	67%	13%	20%
April 1, 2013 - June 30, 2013	0.18650	77%	14%	9%
July 1, 2013 - September 30, 2013	0.18650	51%	10%	39%
October 1, 2013 - December 31, 2013	0.18650	13%	47%	40%
January 1, 2014 - March 31, 2014	0.18650	27%	13%	60%
April 1, 2014 - June 30, 2014	0.18650	49%	0%	51%

* Includes a special distribution of $0.077 per share.

The following table reflects the sources of the distributions on a tax basis that the Company has paid on its common stock (dollars in thousands) during the fiscal years ended December 31, 2012 and 2013, and the six months ended June 30, 2014:

Source of Distributions:	Six months ended June 30, 2014		Year Ended December 31, 2013		Year Ended December 31, 2012
	(Restated)		(Restated)		(Restated)
Distributions from Net investment income	$540	39.0%	$798	47.0%	$150	60.0%
Distributions from Realized Gains	85	6.1%	395	23.3%	-	0.0%
Distributions from Paid In Capital	761	54.9%	504	29.7%	100	40.0%
TOTAL	$1,386	100.0%	$1,697	100.0%	$250	100.0%

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

We are in a fund raising stage. As such, we incur offering expenses of 1.5% of the gross offering proceeds. The chart below shows the percentages of distributions from Net Investment Income excluding offering costs:

	Offering Expenses	Net Investment Income excluding offering costs	% Distribution from Net Investment Income excluding offering costs	% Distributions from Realized Gains excluding offering costs	% Distributions from Paid In Capital excluding offering costs
2014 (Restated)	$136	$676	49%	6%	45%
2013 (Restated)	$322	$1,120	66%	23%	11%
2012 (Restated)	$142	$292	100%	0%	0%

Note 10.  Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2014 and 2013:

	For the six months ended June 30, 2014	For the six months ended June 30, 2013
	(Restated)
Per share data:
Net asset value, beginning of period	$8.70	$8.77

Results of operations (1)
Net investment income	0.14	0.30
Net realized gain on investments	0.02	0.06
Net unrealized loss on investments	(0.32)	(0.08)
Net increase (decrease) in net assets resulting from operations	(0.16)	0.28

Stockholder distributions (2)
Distributions from net investment income	(0.14)	(0.30)
Distributions from realized gains	(0.02)	(0.06)
Distributions from capital	(0.21)	(0.06)
Net decrease in net assets resulting from stockholder distributions	(0.37)	(0.42)

Capital share transactions
Impact from issuance of common stock (3)	0.15	0.20
Net increase in net assets resulting from capital share transactions	0.15	0.20
Net asset value, end of period	$8.32	$8.83
Shares outstanding at end of period	4,067,009	2,000,185
Total return (5)	(0.60)%	5.15%
Ratio/Supplemental data:
Net assets, end of period (in thousands)	$33,823	$17,661
Average net assets (in thousands)	$30,091	$14,932
Ratio of net investment income to average net assets (4)(7)	3.62%	6.46%
Ratio of operating expenses to average net assets (4)(7)	7.51%	2.18%
Ratio of expenses reimbursed to average net assets (7)	-%	7.70%
Portfolio turnover ratio (6)	28.75%	67.93%

(1)	The per share amounts were derived by using the weighted average shares outstanding during the period. There was no expense waiver and reimbursement for the six months ended June 30, 2014. Net investment income (loss) per share excluding the expense reimbursements would have been ($0.10) for the six months ended June 30, 2013.
(2)	The per share data for distributions reflects the actual amount of distributions declared per share during the period.
(3)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Fund's continuous offering.
(4)	The ratios are after giving effect to amounts reimbursed by the Manager under an expense reimbursement agreement. See “Note 5 – Related Party Transactions.” For the six months ended June 30, 2014 there was no expense waiver and reimbursement. For the six months ended June 30, 2013, excluding the expense reimbursement, the ratio of net investment income and operating expenses to average net assets would have been (1.25%) and 9.88%, respectively.
(5)	Total return is calculated assuming a purchase of shares at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. For the six months ended June 30, 2014 there was no expense reimbursement. The total return based on net asset value for the six months ended June 30, 2013, includes the effect of the expense reimbursement which added 5.12% to the return.
(6)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or purchases over the average of the invested assets at fair value. Not annualized.
(7)	Ratios are annualized based on average net assets using current and prior 3 quarters net assets.

Note 11.  Subsequent Events

Management of the Fund has evaluated subsequent events in the preparation of the Fund’s financial statements and has determined that no events require recognition or disclosure in the financial statements except for the following:

From July 1, 2014 to July 16, 2015, the Fund issued 2.2 million shares of common stock for gross proceeds of $20.9 million. The proceeds were substantially invested in new debt securities.

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

The following table presents our portfolio composition based on fair value as of June 30, 2014:

	As of June 30, 2014
	Percentage of Total Portfolio	Weighted Average Current Coupon Yield
Investments – U.S. Bank money market	6.4%	-%
Senior Secured First Lien Debt	14.0	10.5
Senior Secured Second Lien Debt	16.9	10.3
Senior Unsecured Debt	45.1	10.4
Senior Subordinated Debt	17.6	10.0
Total	100.0%	10.3%

 As of June 30, 2014, our investment portfolio had a yield to maturity of 10.79%, and an average duration of 2.56 years.

The following table presents our portfolio composition based on fair value as of December 31, 2013:

	As of December 31, 2013
	Percentage of Total Portfolio	Weighted Average Current Coupon Yield
Investments – U.S. Bank money market	6.6%	-%
Senior Secured First Lien Debt	18.2	10.7
Senior Secured Second Lien Debt	21.3	10.8
Senior Unsecured Debt	30.0	10.4
Senior Subordinated Debt	23.9	11.0
Total	100.0%	10.7%

 As of December 31, 2013, our investment portfolio had a yield to maturity of 11.16%, and an average duration of 2.36 years.

The following table shows the portfolio composition by industry grouping at fair value as of June 30, 2014 (dollars in thousands):

	As of June 30, 2014
	Investments at Fair Value	Percentage of Total Portfolio
Media: Advertising, Printing & Publishing	$4,070	12.4%
Retail	3,968	12.1
Energy: Oil & Gas	3,419	10.4
Healthcare and Pharmaceuticals	2,879	8.8
Aerospace and Defense	2,665	8.1
Services: Consumer	2,470	7.5
Investments - Money Market	2,083	6.4
Consumer Goods: Durable	1,843	5.6
Hotel, Gaming & Leisure	1,393	4.2
Metals & Mining	1,295	3.9
Services: Business	1,210	3.7
Media: Broadcasting & Subscription	1,206	3.7
Telecommunications	1,062	3.2
Environmental Industries	1,048	3.2
High Tech Industries	824	2.5
Automobile	784	2.4
Beverage, Food & Tobacco	626	1.9
Total	$32,845	100.0%

The following table shows the portfolio composition by industry grouping at fair value as of December 31, 2013 (dollars in thousands):

	As of December 31, 2013
	Investments at Fair Value	Percentage of Total Portfolio
Healthcare & Pharmaceuticals	$3,160	12.7%
Services: Business	3,015	12.2
Aerospace and Defense	2,616	10.6
Energy: Oil & Gas	2,604	10.5
Telecommunications	2,289	9.2
Investments – Money Market	1,644	6.6
Media: Advertising, Printing & Publishing	1,541	6.2
Services: Consumer	1,282	5.2
Metals & Mining	1,222	4.9
High Tech Industries	1,158	4.7
Banking, Finance, Insurance & Real Estate	1,069	4.3
Retail	968	3.9
Media: Broadcasting & Subscription	875	3.5
Hotel, Gaming & Leisure	790	3.2
Beverage, Food & Tobacco	557	2.2
Environmental Industries	8	0.1
Total	$24,798	100.0%

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

	For the three months ended June 30, 2014	For the three months ended June 30, 2013
	(Restated)
Total investment income	$951	$401
Total expenses, net	579	64
Net investment income	372	337
Net realized gains	-	44
Net unrealized depreciation	(951)	(310)
Net increase (decrease) in net assets resulting from operations	$(579)	$71

	For the six months ended June 30, 2014	For the six months ended June 30, 2013
	(Restated)
Total investment income	$1,661	$645
Total expenses, net	1,121	163
Net investment income	540	482
Net realized gains	85	90
Net unrealized depreciation	(1,218)	(120)
Net increase (decrease) in net assets resulting from operations	$(593)	$452

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

Expenses

The composition of our operating expenses for the three and six months ended June 30, 2014 and June 30, 2013 was as follows (dollars in thousands):

	For the three months ended June 30, 2014	For the three months ended June 30, 2013
	(Restated)
Professional fees	$78	$128
Director fees	13	9
Insurance	24	21
Management fees	168	88
Incentive fees	—	(23)
Administrative services – related parties	12	—
General and administrative expenses	262	83
Offering expense	22	—
Organizational expense	—	43
Operating expenses before expense reimbursements	579	349
Expense reimbursement	—	(285)
Total operating expenses net of expense waivers and reimbursements	$579	$64

	For the six months ended June 30, 2014	For the six months ended June 30, 2013
	(Restated)
Professional fees	$136	$189
Director fees	27	20
Insurance	47	40
Management fees	335	163
Incentive fees	—	—
Administrative services – related parties	24	—
General and administrative expenses	416	131
Offering expense	136	—
Organizational expense	—	195
Operating expenses before expense reimbursements	1,121	738
Expense reimbursement	—	(575)
Total operating expenses net of expense waivers and reimbursements	$1,121	$163

For the six months ended June 30, 2014 and June 30, 2013, our operating expenses before expense reimbursement were $1.1 million and $0.7 million, respectively. The rise in expenses for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 was due to higher management fees and increased general and administrative expenses in 2014. Larger assets under management led to the growth in management fees, and climb in transfer agent expense, captured in the general and administrative category. Travel was also a component of the increase in 2014, as compared to the same period in 2013, part of general and administrative expense above.

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

Net Investment Income

Our net investment income totaled $0.4 million and $0.5 million for the three and six months ended June 30, 2014, respectively. The balance of our net investment income was attributable to investment income less operating expenses for the period. For the three and six months ended June 30, 2014, total investment income was $1.0 million and $1.7 million, respectively.

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

The increase in net investment income in the three months ending June 30, 2014 as compared to the three months ending June 30, 2013 is due to a higher earning asset average balance in the investment portfolio. For the three and six months ended June 30, 2014, total expenses before expense reimbursements were $0.6 million and $1.1 million, respectively. For the three and six months ended June 30, 2013, total expenses before expense reimbursements were $0.3 million and $0.7 million, respectively.

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

Changes in Net Assets from Operations

For the three and six months ended June 30, 2014, we recorded a net decrease in net assets resulting from operations of $0.6 million and $0.6 million, respectively. Based on 4,054,473 and 3,749,965 weighted average common shares outstanding for the three and six months ended June 30, 2014, respectively, our per share net decrease in net assets resulting from operations was $0.14 and $0.16, respectively.

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

 The following table shows the percentage of our distributions which have been funded from net investment income, realized capital gains and paid in capital since the inception of operations:

		Net	Realized
		Investment	Gain From	Return of
Period	Per Share	Income	Investments	Capital
July 12, 2012 - September 30, 2012	$0.18375	64%	0%	36%
October 1, 2012 - December 31, 2012*	0.26075	59%	0%	41%
January 1, 2013 - March 31, 2013 *	0.26259	67%	13%	20%
April 1, 2013 - June 30, 2013	0.18650	77%	14%	9%
July 1, 2013 - September 30, 2013	0.18650	51%	10%	39%
October 1, 2013 - December 31, 2013	0.18650	13%	47%	40%
January 1, 2014 - March 31, 2014	0.18650	27%	13%	60%
April 1, 2014 - June 30, 2014	0.18650	49%	0%	51%

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

We are in a fund raising stage. As such, we incur offering expenses of 1.5% of the gross offering proceeds. The chart below shows the percentages of distributions from Net Investment Income excluding offering costs:

	Offering Expenses	Net Investment Income excluding offering costs	% Distribution from Net Investment Income excluding offering costs	% Distributions from Realized Gains excluding offering costs	% Distributions from Paid In Capital excluding offering costs
2014 (Restated)	$136	$676	49%	6%	45%
2013 (Restated)	$322	$1,120	66%	23%	11%
2012 (Restated)	$142	$292	100%	0%	0%

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

