Form 10-Q/A
period 2014-09-30
VII Peaks Co-Optivist Income BDC II, Inc.
filed 2015-07-16
CIK 1527385

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q of VII Peaks Co-Optivist Income BDC II, Inc. (the “Fund”) for the nine months ended September 30, 2014 (the “Quarterly Period”), as originally filed with the Securities and Exchange Commission (the “SEC”) on November 13, 2014 (the “Original Report”), is being filed to restate the Fund’s previously issued financial statements for the Quarterly Period and to revise related disclosures, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the Quarterly Period.

As more fully described in Note 3 to the accompanying financial statements, the restatement corrects an error relating to offering costs that were paid by the Fund but which should have been borne by the Fund manager and reimbursed in accordance with the limitations imposed by the agreement between the Fund and the Fund manager, which error primarily resulted from an incorrect interpretation of the agreements between the Fund and the Fund manager. At the same time, the Fund reclassified certain other operating expenses to conform with the Fund’s current method of classifying operating expenses to facilitate comparability of financial statements among different periods. For the convenience of the reader, this Form 10-Q/A otherwise sets forth the Original Report in its entirety. In order to preserve the nature and character of the disclosures set forth in the Original Report, this Form 10-Q/A speaks as of the date of the filing of the Original Report, November 13, 2014, and the disclosures contained in this Form 10-Q/A have not been updated to reflect events occurring subsequent to that date, other than those associated with the restatement.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

FORM 10-Q/A FOR THE QUARTER ENDED SEPTEMBER 30, 2014

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share data)

(Unaudited)

	As of
	September 30, 2014	December 31, 2013
	(Restated)	(Restated)(1)
ASSETS
Investments, at fair value (amortized cost of $37,170 and $23,769, respectively)	$32,899	$23,154
Investments, money market at fair value (cost of $4,561 and $1,644, respectively)	4,561	1,644
Total investments, at fair value	$37,460	$24,798
Interest receivable	1,117	579
Prepaid expenses	28	8
Due from related party	217	1,405
Receivable for common stock purchased	676	974
Total assets	$39,498	$27,764

LIABILITIES
Payable for unsettled trades	$601	$104
Management fees payable	-	8
Accounts payable and accrued liabilities	406	129
Stockholder distributions payable	149	99
Total liabilities	$1,156	$340

NET ASSETS
Preferred stock, par value, $.001 per share, 50,000,000 authorized, none issued and outstanding	$-	$-
Common stock, par value, $.001 per share, 200,000,000 authorized; 4,909,423 and 3,151,376 shares issued and outstanding, respectively	5	3
Paid-in capital in excess of par value	45,339	28,651
Treasury stock at cost, 73,606 and 548 shares, respectively	(716)	(6)
Accumulated distribution in excess of net investment income and net realized gain on investments	(2,015)	(609)
Net unrealized depreciation on investments	(4,271)	(615)
Total net assets	38,342	27,424
Total liabilities and net assets	$39,498	$27,764

Net asset value per share	$7.81	$8.70

(1) Derived from the Company’s audited Financial Statements as of December 31, 2013.

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended September 30,	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(Restated)		(Restated)
Investment income:
Interest from investments	$744	$456	$2,302	$1,101
Other income	-	-	103	1
Total investment income	744	456	2,405	1,102

Operating expenses:
Professional fees	67	111	203	300
Directors fees	10	12	37	32
Insurance	24	22	71	62
Management fees	193	128	528	291
Incentive fees	-	4	-	4
Administrative Services	30	46	54	130
General and administrative	158	55	574	102
Offering expense	127	124	263	319
Operating expenses before expense reimbursements	609	502	1,730	1,240
Expense reimbursement	-	(201)	-	(776)
Total operating expenses net of expense reimbursements	609	301	1,730	464

Net investment income	135	155	675	638

Realized and unrealized gain (loss) on investments:
Net realized gain from investments	28	47	114	137
Net unrealized appreciation (depreciation) on investments	(2,438)	135	(3,656)	14
Net realized and unrealized gain (loss) on investments	(2,410)	182	(3,542)	151

Net increase (decrease) in net assets resulting from operations	$(2,275)	$337	$(2,867)	$789

Per share information - basic and diluted:
Net investment income	$0.03	$0.06	$0.17	$0.34
Net increase (decrease) in net assets resulting from operations	$(0.52)	$0.14	$(0.72)	$0.42
Weighted average common shares outstanding	4,365,342	2,443,182	3,962,809	1,887,741

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share and per share data)

(Unaudited)

	For the Nine Months Ended September 30, 2014	For the Nine Months Ended September 30, 2013
	(Restated)
Operations:
Net investment income	$675	$638
Net realized gain from investments	114	137
Net unrealized appreciation (depreciation) on investments	(3,656)	14
Net increase (decrease) in net assets from operations	(2,867)	789
Stockholder distributions:
Distributions from net investment income	(675)	(638)
Distributions from net realized gain on investments	(114)	(137)
Distributions from paid in capital	(1,405)	(373)
Net decrease in net assets from stockholder distributions	(2,194)	(1,148)
Capital share transactions:
Issuance of common stock, net of issuance costs	15,155	16,771
Reinvestment of stockholder distributions	783	480
Total investment contributions transferred in-kind	757	-
Treasury capital/redemptions	(716)	-
Net increase in net assets from capital share transactions	15,979	17,251

Total increase in net assets	10,918	16,892
Net assets at beginning of period	27,424	8,336
Net assets at end of period	$38,342	$25,228

Net asset value per common share	$7.81	$8.88
Common shares outstanding at end of period	4,909,423	2,842,231

Accumulated distribution in excess of net investment income and net realized gain on investments	$(2,015)	$(614)

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF CASH FLOWS

(in thousands, except share and per share data)

(Unaudited)

	For the Nine Months Ended September 30, 2014	For the Nine Months Ended September 30, 2013
	(Restated)
Operating activities:
Net increase (decrease) in net assets from operations	$(2,867)	$789
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Paid in-kind interest income	(15)	-
Net accretion of discount on investments	(61)	(61)
Repayments of investments	10,775	7,117
Purchase of investments	(23,250)	(19,801)
Repayments of investments - money market	25,048	21,438
Purchase of investments - money market	(27,963)	(24,981)
Net realized gain from investments	(114)	(137)
Net unrealized depreciation on investments	3,656	(14)
(Increase) decrease in operating assets:
Interest receivable	(538)	(455)
Prepaid expenses	(20)	(8)
Due from related party	1,219	(776)
Receivable for common stock purchased	298	729
Increase (decrease) in operating liabilities:
Payable for unsettled trades	497	15
Management fees payable	(8)	32
Accounts payable and accrued liabilities	277	65
Net cash used in operating activities	(13,066)	(16,048)

Financing activities:
Proceeds from issuance of shares of common stock, net	15,155	16,771
Redemptions of common stock	7	-
Stockholder distributions	(1,380)	(723)
Treasury stock	(716)	-
Net cash provided by financing activities	13,066	16,048

Net increase in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

Supplemental non-cash information:
DRIP distribution payable	$56	$32
Cash distribution payable	$93	$56
DRIP distribution paid	$766	$480

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

SCHEDULE OF INVESTMENTS

(dollars in thousands)

September 30, 2014

(Unaudited)

Portfolio Company (a)	Industry	Investment Coupon Rate, Maturity Date	Principal	Amortized Cost	Fair Value	% of Net Assets
Senior Secured First Lien Debt – 19.1% (b)
Accuride Corp.	Consumer Goods: Durable	9.50%, 8/1/2018	$825	$835	$860	2.2%
American Media, Inc.	Media: Advertising, Printing & Publishing	11.50%, 12/15/2017	995	1,046	1,050	2.7%
APX Group, Inc.	Services: Consumer	6.375%, 12/1/2019	825	825	798	2.1%
Caesars Entertainment Operating Co., Inc.	Hotel, Gaming & Leisure	11.25%, 6/1/2017	860	757	668	1.8%
Cambium Learning Group, Inc.	Services: Consumer	9.75%, 2/15/2017	1,375	1,394	1,334	3.5%
Endeavour International Corp. (e)	Energy: Oil & Gas	12.00%, 3/1/2018	525	551	375	1.0%
EuraMax International, Inc.	Metals & Mining	9.50%, 4/1/2016	1,350	1,346	1,316	3.4%
Ryerson Inc./Joseph T Ryerson & Son, Inc.	Metals & Mining	9.00%, 10/15/2017	490	510	517	1.3%
Toys R Us Property Co II LLC	Retail	8.50%, 12/1/2017	425	435	428	1.1%
Sub Total Senior Secured First Lien Debt			7,670	7,699	7,346	19.1%

Senior Secured Second Lien Debt - 12.5% (b)
Aspect Software, Inc.	Telecommunications	10.63%, 5/15/2017	$1,302	$1,324	$1,292	3.4%
Bon-ton Department Stores, Inc.	Retail	10.63%, 7/15/2017	40	41	40	0.1%
Claire's Stores, Inc.	Retail	8.88%, 3/15/2019	825	804	685	1.8%
Endeavour International Corp. (e)	Energy: Oil & Gas	12.00%, 6/1/2018	725	708	181	0.5%
Logan's Roadhouse, Inc.	Beverage, Food & Tobacco	10.75%, 10/15/2017	770	735	577	1.5%
Radiation Therapy Services, Inc.	Healthcare & Pharmaceuticals	8.88%, 1/15/2017	1,285	1,276	1,324	3.4%
Saratoga Resources, Inc.	Energy: Oil & Gas	12.50%, 7/1/2016	885	899	708	1.8%
Sub Total Senior Secured Second Lien Debt			5,832	5,787	4,807	12.5%

Senior Unsecured Debt – 40.7% (b)
APX Group, Inc.	Services: Consumer	8.75%, 12/1/2020	$575	$552	$523	1.4%
Armored Autogroup, Inc.	Consumer Goods: Durable	9.25%, 11/1/2018	1,250	1,247	1,281	3.3%
Caesar's Entertainment Corp.	Hotel, Gaming & Leisure	10.75%, 2/1/2016	495	470	173	0.4%
Cenveo Corp.	Services: Business	11.50%, 5/15/2017	545	530	549	1.4%
Clear Channel Communications	Media: Broadcasting & Subscription	10.00%, 1/15/2018	1,400	1,330	1,173	3.1%
Colt Defense LLC	Aerospace and Defense	8.75%, 11/15/2017	1,253	1,060	735	1.9%
DynCorp International Inc.	Aerospace and Defense	10.38%, 7/1/2017	1,135	1,149	979	2.6%
Education Management LLC	Services: Consumer	15.00%, 7/1/2018 (d)	870	889	870	2.3%
Gentiva Health Services, Inc.	Healthcare & Pharmaceuticals	11.50%, 9/1/2018	925	969	983	2.6%
Gymboree Corp.	Retail	9.13%, 12/1/2018	810	762	227	0.6%
Hutchinson Technology, Inc.	High Tech Industries	8.50%, 1/15/2026, puttable on 01/15/2015	858	818	826	2.2%
NII Capital Corp. (e)	Telecommunications	10.00%, 8/15/2016	960	921	274	0.7%
Nuverra Environmental Solutions, Inc.	Environmental Industries	9.88%, 4/15/2018	1,325	1,364	1,329	3.5%
Seitel, Inc.	Energy: Oil & Gas	9.50%, 4/15/2019	825	845	887	2.3%
Sitel LLC / Sitel Finance Corp	Media: Advertising, Printing & Publishing	11.50%, 4/1/2018	1,300	1,289	1,235	3.2%
Suntech Power Holdings Company, Ltd. (c)	Environmental Industries	3.00%, 5/15/13	100	108	7	0.0%
Toys R Us Inc.	Retail	10.38%, 8/15/2017	860	821	703	1.8%
Travelport LLC	Services: Consumer	11.38% cash; 2% PIK, 3/1/2016	344	321	344	0.9%
UCI International Inc	Automobile	8.63%, 2/15/2019	1,400	1,356	1,351	3.5%
Visant Corp.	Media: Advertising, Printing & Publishing	10.00%, 10/1/2017	1,275	1,237	1,138	3.0%
Sub Total Senior Unsecured Debt			18,505	18,038	15,587	40.7%

Senior Subordinated Debt -13.5% (b)
Affinion Group, Inc.	Media: Advertising, Printing & Publishing	13.50%, 8/15/2018	$816	$702	$759	2.0%
Central Garden and Pet Co.	Retail	8.25%, 3/1/2018	1,400	1,443	1,424	3.7%
Claires Stores, Inc	Retail	10.50%, 6/1/2017	715	711	687	1.8%
DJO Finance, LLC.	Healthcare & Pharmaceuticals	9.75%, 10/15/2017	1,265	1,316	1,284	3.4%
QuickSilver Resources, Inc.	Energy: Oil & Gas	7.13%, 4/1/2016	890	858	360	0.9%
Travelport LLC	Services: Consumer	11.88%, 9/1/2016	645	616	645	1.7%
Sub Total Senior Subordinated Debt			5,731	5,646	5,159	13.5%

Investments - Money Market -11.9%
Investments - U.S. Bank Money Market		0.03%	$4,561	4,561	4,561	11.9%
Sub Total Investments - Money Market				4,561	4,561	11.9%

TOTAL INVESTMENTS - 97.7% (b)				$41,731	$37,460	97.7%

(a) All of our investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, except for Caesar's Entertainment Corp. and Suntech Power Holdings Company, Ltd. Non-qualifying assets represent 2.3% of the Company's portfolio at fair value. As a BDC, the Company can only invest 30% of its portfolio in non-qualifying assets.

(b) Percentages are based on net assets of $38,342 as of September 30, 2014.

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

We determined that we had incorrectly accounted for certain offering costs. The Fund’s agreement with its Manager provides that the Manager is to bear all offering costs, but the Fund is obligated to reimburse the Manager for such offering costs at the rate of 1.5% of gross offering proceeds. The Fund determined that some offering costs were paid by the Fund instead of the Manager during the period from the fourth quarter of 2013 to the fourth quarter of 2014. The restatement reduces operating expenses (and increases net investment income) by the amount of offering costs erroneously paid by the Fund in the relevant period, and reflects the amount as a receivable from the Manager. In the period ending June 30, 2015, the Manager repaid the receivable. At the same time, we have reclassified certain other operating expenses to conform with the Fund’s current method of classifying operating expenses to facilitate comparability of financial statements among different periods. We have restated our financial statements and related footnotes for the quarter ended September 30, 2014. The following tables reconcile the amounts as previously reported in the applicable financial statement to the corresponding restated amounts included in this Quarterly Report on Form 10-Q/A (in thousands, except per share data).

	September 30, 2014
	As previously reported	As restated
Statement of Assets and Liabilities

Due from related party	$98	$217
Total assets	$39,379	$39,498

Accumulated distribution in excess of net investment income	$(2,134)	$(2,015)
Total net assets	$38,223	$38,342
Total liabilities and net assets	$39,379	$39,498

Net asset value per share	$7.79	$7.81

	For the Three Months Ended
	September 30, 2014
	As previously reported	As restated
Statement of Operations

Administrative services – related parties	$89	$30
General and administrative	$99	$158

	For the Nine Months Ended
	September 30, 2014
	As previously reported	As restated
Statement of Operations

Professional fees	$202	$203
Administrative services – related parties	$229	$54
General and administrative	$479	$574
Organizational and offering expense	$252	$263
Expenses before expense waivers and reimbursements	$1,798	$1,730
Total expenses (income) net expense waivers and reimbursements	$1,798	$1,730

Net investment income (loss)	$607	$675

Net increase (decrease) in net assets resulting from operations	$(2,935)	$(2,867)

Per share information - basic and diluted:
Net investment income (loss)	$0.15	$0.17
Net increase (decrease) in net assets resulting from operations	$(0.74)	$(0.72)

Statement of Changes in Net Assets

Net investment income (loss)	$607	$675
Net increase (decrease) in net assets resulting from operations	$(2,935)	$(2,867)

Distributions from net investment income	$(607)	$(675)
Distributions from paid in capital	$(1,473)	$(1,405)

Total increase in net assets	$10,850	$10,918
Net assets at beginning of period	$27,373	$27,424
Net assets at end of period	$38,223	$38,342

Accumulated distribution in excess of net investment income	$(2,134)	$(2,015)

	September 30, 2014
	As previously reported	As restated
Statement of Cash Flows

Net increase (decrease) in net assets resulting from operations	$(2,935)	$(2,867)
Due from related party	$1,287	$1,219

Note 4. Valuation of Portfolio Investments

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

The following table presents fair value measurements of investments, by major class, as of September 30, 2014, according to the fair value hierarchy (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Investments – U.S. Bank money market	$4,561	$—	$—	$4,561
Senior Secured First Lien Debt	—	7,346	—	7,346
Senior Secured Second Lien Debt	—	4,807	—	4,807
Senior Unsecured Debt	—	14,717	870	15,587
Senior Subordinated Debt	—	5,159	—	5,159
Total	$4,561	$32,029	$870	$37,460

The following table presents fair value measurements of investments, by major class, as of December 31, 2013, according to the fair value hierarchy (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Investments – U.S. Bank money market	$1,644	$—	$—	$1,644
Senior Secured First Lien Debt	—	4,512	—	4,512
Senior Secured Second Lien Debt	—	5,290	—	5,290
Senior Unsecured Debt	—	7,425	—	7,425
Senior Subordinated Debt	—	5,927	—	5,927
Total	$1,644	$23,154	$—	$24,798

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

Changes in Level 3 assets measured at fair value for the quarter ended September 30, 2014 are as follows:

	Fair Value at June 30, 2014	Purchases (Sales and Settlements)	Amortization and Accretion of Fixed Income Premiums and Discounts	Realized and Unrealized Gains (Losses)	Fair Value at September 30, 2014	Change in Unrealized Gains (Losses) for Investments held as of September 30, 2014
Senior Unsecured Debt	$435	$—	$36	$399	$870	$435
Total	$435	$—	$36	$399	$870	$435

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

The composition of the Fund’s investments as of September 30, 2014, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Investments – U.S. Bank money market	$4,561	$4,561	12.2%
Senior Secured First Lien Debt	7,699	7,346	19.6
Senior Secured Second Lien Debt	5,787	4,807	12.8
Senior Unsecured Debt	18,038	15,587	41.6
Senior Subordinated Debt	5,646	5,159	13.8
Total	$41,731	$37,460	100.0%

The composition of the Fund’s investments as of December 31, 2013, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Investments – U.S. Bank money market	$1,644	$1,644	6.6%
Senior Secured First Lien Debt	4,475	4,512	18.2
Senior Secured Second Lien Debt	5,601	5,290	21.3
Senior Unsecured Debt	7,962	7,425	30.0
Senior Subordinated Debt	5,731	5,927	23.9
Total	$25,413	$24,798	100.0%

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

From time to time, the Fund has paid directly certain expenses that were classified as organization or offering expenses that should have been borne by the prior manager and for which the prior manager is obligated to reimburse the Fund. As of September 30, 2014 and December 31, 2013, the unreimbursed amount of organization and offering expenses was $0.2 million and $0.1 million, respectively, which amount is included in “Due from related party” on the Fund’s balance sheet as of that date. From time to time, the Fund has paid directly certain expenses that were classified as offering expenses that should have been borne by the Manager and for which the Manager is obligated to reimburse the Fund. As of September 30, 2014 and December 31, 2013, the unreimbursed amount of offering expenses was $0.1 million and $0.1 million, respectively, which amount is included in “Due from related party” on the Fund’s balance sheet as of those dates.

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

The following information sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets per share from operations for the three and nine months ended September 30, 2014 (dollars in thousands except share and per share amounts):

	For the three months ended September 30, 2014	For the three months ended September 30, 2013
	(Restated)
Basic and diluted
Net increase (decrease) in net assets resulting from operations	$(2,275)	$337
Weighted average common shares outstanding	4,365,342	2,443,182
Net increase (decrease) in net assets resulting from operations per share	$(0.52)	$0.14

	For the nine months ended September 30, 2014	For the nine months ended September 30, 2013
	(Restated)
Basic and diluted
Net increase (decrease) in net assets resulting from operations	$(2,867)	$789
Weighted average common shares outstanding	3,962,809	1,887,741
Net increase (decrease) in net assets resulting from operations per share	$(0.72)	$0.42

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

The following tables reflect the distributions per share paid or payable in cash or with the distribution reinvestment plan (“DRIP”) on the Fund’s common stock to date (dollars in thousands except per share amounts), as well as the source of the distributions:

Source of Distribution by Cash vs. DRIP:

		Net	Realized
		Investment	Gain From	Return of		Paid in
Period	Per Share	Income	Investments	Capital	Total	Cash	DRIP
July 12, 2012 - September 30, 2012	$0.18375	32	-	18	50	34	16
October 1, 2012 - December 31, 2012 *	$0.26075	118	-	82	200	123	77
January 1, 2013 - March 31, 2013 *	$0.26259	247	47	75	369	221	148
April 1, 2013 - June 30, 2013	$0.18650	235	43	27	305	186	119
July 1, 2013 - September 30, 2013	$0.18650	244	47	183	474	274	200
October 1, 2013 - December 31, 2013	$0.18650	72	258	219	549	345	204
January 1, 2014 - March 31, 2014	$0.18650	168	85	379	632	405	227
April 1, 2014 - June 30, 2014	$0.18650	372	-	382	754	491	263
July 1, 2014 - September 30, 2014	$0.18467	135	29	644	808	511	297
TOTAL		1,623	509	2,009	4,141	2,590	1,551

 * Includes a special distribution of $0.077 per share.

The following table shows the percentage of our distributions which have been funded from net investment income, realized capital gains and paid in capital since the inception of operations:

Percentage of Distributions by Source:

		Net	Realized
		Investment	Gain From	Return of
Period	Per Share	Income	Investments	Capital
July 12, 2012 - September 30, 2012	$0.183750	64%	0%	36%
October 1, 2012 - December 31, 2012 *	0.260750	59%	0%	41%
January 1, 2013 - March 31. 2013 *	0.262586	67%	13%	20%
April 1, 2013 - June 30, 2013	0.186504	77%	14%	9%
July 1, 2013 - September 30, 2013	0.186504	51%	10%	39%
October 1, 2013 - December 31, 2013	0.186504	13%	47%	40%
January 1, 2014 - March 31, 2014	0.186504	27%	13%	60%
April 1, 2014 - June 30, 2014	0.186504	49%	0%	51%
July 1, 2014 - September 30, 2014	0.184668	17%	3%	80%

* Includes a special distribution of $0.077 per share.

The following table reflects the sources of the distributions on a tax basis that the Company has paid on its common stock (dollars in thousands) during the fiscal years ended December 31, 2012 and 2013, and the nine months ended September 30, 2014:

	Nine months ended		Year ended		Year ended
Source of Distributions:	September 30, 2014		December 31, 2013		December 31, 2012
	(Restated)		(Restated)		(Restated)
Distributions from Net investment income	$675	30.7%	$798	47.0%	$150	60.0%
Distributions from Realized Gains	114	5.2%	395	23.3%	-	0.0%
Distributions from Paid In Capital	1,405	64.1%	504	29.7%	100	40.0%
Total	$2,194	100.0%	$1,697	100.0%	$250	100.0%

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

We are in a fund raising stage. As such, we incur offering expenses of 1.5% of the gross offering proceeds. The chart below shows the percentages of distributions from Net Investment Income excluding offering costs:

	Offering Expenses	Net Investment Income excluding offering costs	% Distribution from Net Investment Income excluding offering costs	% Distributions from Realized Gains excluding offering costs	% Distributions from Paid In Capital excluding offering costs
2014 (Restated)	$263	$938	43%	5%	52%
2013 (Restated)	$322	$1,120	66%	23%	11%
2012 (Restated)	$142	$292	100%	0%	0%

Note 10.  Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2014 and 2013:

	For the nine months ended September 30, 2014	For the nine months ended September 30, 2013
	(Restated)
Per share data:
Net asset value, beginning of period	$8.70	$8.77

Results of operations (1)
Net investment income	0.17	0.34
Net realized gain on investments	0.03	0.07
Net unrealized loss on investments	(0.92)	0.01
Net increase (decrease) in net assets resulting from operations	(0.72)	0.42

Stockholder distributions (2)
Distributions from net investment income	(0.17)	(0.34)
Distributions from realized gains	(0.03)	(0.07)
Distributions from capital	(0.35)	(0.20)
Net decrease in net assets resulting from stockholder distributions	(0.55)	(0.61)

Capital share transactions
Impact from issuance of common stock (3)	0.38	0.30
Net increase in net assets resulting from capital share transactions	0.38	0.30
Net asset value, end of period	$7.81	$8.88
Shares outstanding at end of period	4,909,423	2,842,231
Total return (5)	(4.88)%	7.76%
Ratio/Supplemental data:
Net assets, end of period (in thousands)	$38,342	$25,228
Average net assets (in thousands)	$33,370	$16,600
Ratio of net investment income to average net assets (4)(7)	2.70%	5.13%
Ratio of operating expenses to average net assets (4)(7)	6.94%	9.99%
Ratio of incentive fees to average net assets (7)	-%	0.03%
Ratio of expenses reimbursed to average net assets (7)	-%	6.25%
Portfolio turnover ratio (6)	37.10%	55.10%

(1)	The per share amounts were derived by using the weighted average shares outstanding during the period. There was no expense waiver and reimbursement for the nine months ended September 30, 2014. Net investment income per share excluding the expense reimbursements would have been $0.01 for the nine months ended September 30, 2013.
(2)	The per share data for distributions reflects the actual amount of distributions declared per share during the period.
(3)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Fund's continuous offering.
(4)	The ratios are after giving effect to amounts reimbursed by the Manager under an expense reimbursement agreement. See “Note 5 – Related Party Transactions.” For the nine months ended September 30, 2014 there was no expense waiver and reimbursement. For the nine months ended September 30, 2013, excluding the expense reimbursement, the ratio of net investment income and operating expenses to average net assets would have been (1.11%) and 9.99%, respectively.
(5)	Total return is calculated assuming a purchase of shares at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. For the nine months ended September 30, 2014 there was no expense reimbursement. The total return based on net asset value for the nine months ended September 30, 2013, includes the effect of the expense reimbursement which added 4.67% to the return.
(6)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or purchases over the average of the invested assets at fair value. Not annualized.
(7)	Ratios are annualized based on average net assets using current and prior 3 quarters net assets.

Note 11.  Subsequent Events

Management of the Fund has evaluated subsequent events in the preparation of the Fund’s financial statements and has determined that no events require recognition or disclosure in the financial statements except for the following:

From October 1, 2014 to July 16, 2015, the Fund issued 1.3 million shares of common stock for gross proceeds of $12.4 million. The proceeds were substantially invested in new debt securities.

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

Our total interest income was $0.7 million and $2.3 million for the three and nine months ended September 30, 2014, as compared to $0.5 million and $1.1 million for the three and nine months ended September 30, 2013, respectively. The increase is due to a larger note portfolio earning interest in 2014 as compared to 2013. At September 30, 2014, the weighted average coupon yield was 10.1%, as compared to 11.1% as of September 30, 2013. For the quarter ending September 30, 2014, four of the investments in the portfolio did not accrue interest as the issuers were in default of the coupon payment for more than the thirty day grace period. These four are Suntech Power Holdings Company, Ltd., 3%, 5/15/13, NII Capital Corp, 10%, 8/15/16, Endeavor International Corporation, 12%, 3/1/18 and Endeavor International Corporation 12%, 6/1/18.

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

The following table presents our portfolio composition based on fair value as of September 30, 2014:

	As of September 30, 2014
	Percentage of Total Portfolio	Weighted Average Current Coupon Yield
Investments – U.S. Bank money market	12.2%	-%
Senior Secured First Lien Debt	19.6	9.8
Senior Secured Second Lien Debt	12.8	10.5
Senior Unsecured Debt	41.6	10.1
Senior Subordinated Debt	13.8	9.8
Total	100.0%	10.1%

 As of September 30, 2014, our investment portfolio had a yield to maturity of 10.82%, and an average duration of 2.61 years.

The following table presents our portfolio composition based on fair value as of December 31, 2013:

	As of December 31, 2013
	Percentage of Total Portfolio	Weighted Average Current Coupon Yield
Investments – U.S. Bank money market	6.6%	-%
Senior Secured First Lien Debt	18.2	10.7
Senior Secured Second Lien Debt	21.3	10.8
Senior Unsecured Debt	30.0	10.4
Senior Subordinated Debt	23.9	11.0
Total	100.0%	10.7%

 As of December 31, 2013, our investment portfolio had a yield to maturity of 11.16%, and an average duration of 2.36 years.

The following table shows the portfolio composition by industry grouping at fair value as of September 30, 2014 (dollars in thousands):

	As of September 30, 2014
	Investments at Fair Value	Percentage of Total Portfolio
Investments - Money Market	$4,561	12.2%
Services: Consumer	4,514	12.1
Retail	4,194	11.2
Media: Advertising, Printing & Publishing	4,182	11.2
Healthcare and Pharmaceuticals	3,590	9.6
Energy: Oil & Gas	2,512	6.7
Consumer Goods: Durable	2,141	5.7
Metals & Mining	1,833	4.9
Aerospace and Defense	1,713	4.6
Telecommunications	1,566	4.2
Automobile	1,351	3.6
Environmental Industries	1,336	3.6
Media: Broadcasting & Subscription	1,173	3.1
Hotel, Gaming & Leisure	841	2.2
High Tech Industries	826	2.2
Beverage, Food & Tobacco	578	1.5
Services: Business	549	1.4
Total	$37,460	100.0%

The following table shows the portfolio composition by industry grouping at fair value as of December 31, 2013 (dollars in thousands):

	As of December 31, 2013
	Investments at Fair Value	Percentage of Total Portfolio
Healthcare & Pharmaceuticals	$3,160	12.7%
Services: Business	3,015	12.2
Aerospace and Defense	2,616	10.6
Energy: Oil & Gas	2,604	10.5
Telecommunications	2,289	9.2
Investments – Money Market	1,644	6.6
Media: Advertising, Printing & Publishing	1,541	6.2
Services: Consumer	1,282	5.2
Metals & Mining	1,222	4.9
High Tech Industries	1,158	4.7
Banking, Finance, Insurance & Real Estate	1,069	4.3
Retail	968	3.9
Media: Broadcasting & Subscription	875	3.5
Hotel, Gaming & Leisure	790	3.2
Beverage, Food & Tobacco	557	2.2
Environmental Industries	8	0.1
Total	$24,798	100.0%

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

Operating results for the three and nine months ended September 30, 2014 and 2013 are as follows (dollars in thousands):

	For the three months ended September 30, 2014	For the three months ended September 30, 2013
	(Restated)
Total investment income	$744	$456
Total expenses, net	609	301
Net investment income	135	155
Net realized gains	28	47
Net unrealized depreciation	(2,438)	135
Net increase (decrease) in net assets resulting from operations	$(2,275)	$337

	For the nine months ended September 30, 2014	For the nine months ended September 30, 2013
	(Restated)
Total investment income	$2,405	$1,102
Total expenses, net	1,730	464
Net investment income	675	638
Net realized gains	114	137
Net unrealized depreciation	(3,656)	14
Net increase (decrease) in net assets resulting from operations	$(2,867)	$789

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

Expenses

The composition of our operating expenses for the three and nine months ended September 30, 2014 and September 30, 2013 was as follows (dollars in thousands):

	For the three months ended September 30, 2014	For the three months ended September 30, 2013
	(Restated)
Professional fees	$67	$111
Director fees	10	12
Insurance	24	22
Management fees	193	128
Incentive fees	—	4
Administrative services	30	46
General and administrative expenses	158	55
Offering expense	127	124
Operating expenses before expense reimbursements	609	502
Expense reimbursement	—	(201)
Total operating expenses net of expense waivers and reimbursements	$609	$301

	For the nine months ended September 30, 2014	For the nine months ended September 30, 2013
	(Restated)
Professional fees	$203	$300
Director fees	37	32
Insurance	71	62
Management fees	528	291
Incentive fees	—	4
Administrative services	54	130
General and administrative expenses	574	102
Offering expense	263	319
Operating expenses before expense reimbursements	1,730	1,240
Expense reimbursement	—	(776)
Total operating expenses net of expense waivers and reimbursements	$1,730	$464

For the nine months ended September 30, 2014 and September 30, 2013, our operating expenses before expense reimbursement were $1.7 million and $1.2 million, respectively. The rise in expenses for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 was due to higher management fees, administrative services, offering expense and general and administrative in 2014, offset with a reduction in professional fees. Larger assets under management led to the growth in management fees, and an increase in transfer agent expense, captured in the general and administrative category. Travel was also a component of the increase in 2014, as compared to the same period in 2013, as part of general and administrative expense above. Administrative services include the costs outlined in the Administration Agreement, with more allocation and direct charges in 2014 than 2013. The amount of offering costs is directly related to the gross offering price of shares sold in the period. Professional fees were lower in 2014, as less legal and audit support was needed.

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

Net Investment Income

Our net investment income totaled $0.1 million and $0.7 million for the three and nine months ended September 30, 2014, respectively. The balance of our net investment income was attributable to investment income less operating expenses for the period. For the three and nine months ended September 30, 2014, total investment income was $0.7 million and $2.4 million, respectively. For the nine months ended September 30, 2014, the Total Investment Income includes $0.1 million of nonrecurring interest, captured in other income.

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

The increase in net investment income in the three months ending September 30, 2014 as compared to the three months ending September 30, 2013 is due to a higher earning asset average balance in the investment portfolio. For the three and nine months ended September 30, 2014, total expenses before expense reimbursements were $0.6 million and $1.7 million, respectively. For the three and nine months ended September 30, 2013, total expenses before expense reimbursements were $0.5 million and $1.2 million, respectively.

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

Changes in Net Assets from Operations

For the three and nine months ended September 30, 2014, we recorded a net decrease in net assets resulting from operations of $2.3 million and $2.9 million, respectively. This decrease is due to the reduction in fair value of our investment portfolio. Consistent with the high yield bond market, the portfolio experienced a market value reduction, with a net unrealized depreciation on investments of $2.4 million for the three months ending September 30, 2014, and $3.7 million for the nine months ending September 30, 2014. Based on 4,365,342 and 3,962,809 weighted average common shares outstanding for the three and nine months ended September 30, 2014, respectively, our per share net decrease in net assets resulting from operations was $0.52 and $0.72, respectively.

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

The following table shows the percentage of our distributions which have been funded from net investment income, realized capital gains and paid in capital since the inception of operations:

		Net	Realized
		Investment	Gain From	Return of
Period	Per Share	Income	Investments	Capital
July 12, 2012 - September 30, 2012	$0.18375	64%	0%	36%
October 1, 2012 - December 31, 2012*	0.26075	59%	0%	41%
January 1, 2013 - March 31, 2013 *	0.26259	67%	13%	20%
April 1, 2013 - June 30, 2013	0.18650	77%	14%	9%
July 1, 2013 - September 30, 2013	0.18650	51%	10%	39%
October 1, 2013 - December 31, 2013	0.18650	13%	47%	40%
January 1, 2014 - March 31, 2014	0.18650	27%	13%	60%
April 1, 2014 - June 30, 2014	0.18650	49%	0%	51%
July 1, 2014 - September 30, 2014	0.18467	17%	3%	80%

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

We are in a fund raising stage. As such, we incur offering expenses of 1.5% of the gross offering proceeds. The chart below shows the percentages of distributions from Net Investment Income excluding offering costs:

	Offering Expenses	Net Investment Income excluding offering costs	% Distribution from Net Investment Income excluding offering costs	% Distributions from Realized Gains excluding offering costs	% Distributions from Paid In Capital excluding offering costs
2014 (Restated)	$263	$938	43%	5%	52%
2013 (Restated)	$322	$1,120	66%	23%	11%
2012 (Restated)	$142	$292	100%	0%	0%

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q/A and determined that the disclosure controls and procedure are effective.

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

