Form 10-K/A
period 2014-12-31
VII Peaks Co-Optivist Income BDC II, Inc.
filed 2015-07-16
CIK 1527385

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K/A as indicated herein.

  Explanatory Note

This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K of VII Peaks Co-Optivist Income BDC II, Inc. (the “Fund”) for the year ended December 31, 2014 (the “Annual Period”), as originally filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2015 (the “Original Report”), is being filed to restate the Fund’s previously issued financial statements for the Annual Period and to revise related disclosures, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the Annual Period.

As more fully described in Note 3 to the accompanying financial statements, the restatement corrects an error relating to offering costs that were paid by the Fund but which should have been borne by the Fund manager and reimbursed in accordance with the limitations imposed by the agreement between the Fund and the Fund manager, which error primarily resulted from an incorrect interpretation of the agreements between the Fund and the Fund manager. At the same time, the Fund reclassified certain other operating expenses to conform with the Fund’s current method of classifying operating expenses to facilitate comparability of financial statements among different periods. For the convenience of the reader, this Form 10-K/A otherwise sets forth the Original Report in its entirety. In order to preserve the nature and character of the disclosures set forth in the Original Report, this Form 10-K/A speaks as of the date of the filing of the Original Report, March 5, 2015, and the disclosures contained in this Form 10-K/A have not been updated to reflect events occurring subsequent to that date, other than those associated with the restatement.

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

When we commenced operations, we initiated a policy of declaring semi-monthly distributions at an annual distribution rate of 7.35% per annum of our offering price. We have authorized, declared and paid distributions to our shareholders at that rate on a semi-monthly basis since July 2012. Based upon our current level of operations, we estimate that about 80% of our distributions will constitute a return of capital. Our distributions historically have not been based on our investment performance. Prior to September 2013, our distributions were supported by our Manager in the form of operating expense support payments to us, and a portion of our distributions constituted a return of capital. Since September 2013, we have not had an expense support agreement with our Manager and as a result a greater portion of our distributions have constituted a return of capital. A return of capital generally is a return of your investment rather than a return of earnings or gains derived from our investment activities constitutes the return of capital previously paid to us for shares of our common stock.

The following table shows the percentage of our distributions which have been funded from net investment income, realized capital gains and paid in capital since the inception of operations:

		Net	Realized
		Investment	Gain From	Return of
Period	Per Share	Income	Investments	Capital
July 12, 2012 - September 30, 2012	$0.18375	64%	0%	36%
October 1, 2012 - December 31, 2012*	0.26075	59%	0%	41%
January 1, 2013 - March 31, 2013 *	0.26259	67%	13%	20%
April 1, 2013 - June 30, 2013	0.18650	77%	14%	9%
July 1, 2013 - September 30, 2013	0.18650	51%	10%	39%
October 1, 2013 - December 31, 2013	0.18650	13%	47%	40%
January 1, 2014 - March 31, 2014	0.18650	27%	13%	60%
April 1, 2014 - June 30, 2014	0.18650	49%	0%	51%
July 1, 2014 - September 30, 2014	0.18467	17%	3%	80%
October 1, 2014 - December 31, 2014	0.18145	15%	6%	79%

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

Each year a statement on Internal Revenue Service Form 1099-DIV (or such successor form) identifying the source of the distribution (i.e. , paid from ordinary income, paid from net capital gain on the sale of securities, or a return of capital) will be mailed to our shareholders We expect to continue paying distributions at the same distribution rate, and that a substantial part of those distributions will constitute a return of capital for the foreseeable future. Our distributions will continue to constitute a return of capital until our net investment income is sufficient to support our distribution rate, which will probably not occur until our Manager enters into an expense support agreement with us, or our assets increase enough to lower our expense ratio, which we do not expect to occur until we have more than $100 million in assets, neither of which may ever occur. As a result, for the foreseeable future, a portion of the distributions we make will represent a return of capital for tax purposes. The tax basis of shares must be reduced by the amount of any return of capital distributions, which will result in an increase in the amount of any taxable gain (or a reduction in any deductible loss) on the sale of shares.

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

The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common stock (dollars in thousands) during the fiscal years ended December 31, 2014, 2013 and 2012:

	Year ended		Year ended		Year ended
Source of Distributions:	December 31, 2014		December 31, 2013		December 31, 2012
	(Restated)		(Restated)		(Restated)
Distributions from net investment income	$819	26.1%	$798	47.0%	$150	60.0%
Distributions from realized gains	166	5.3%	395	23.3%	-	0.0%
Distributions from paid in capital	2,153	68.6%	504	29.7%	100	40.0%
Total	$3,138	100.0%	$1,697	100.0%	$250	100.0%

We are in a fund raising stage. As such, we incur offering expenses of 1.5% of the gross offering proceeds. The chart below shows the percentages of distributions from Net Investment Income excluding offering costs:

	Offering Expenses	Net Investment Income excluding offering costs	% Distribution from Net Investment Income excluding offering costs	% Distributions from Realized Gains excluding offering costs	% Distributions from Paid In Capital excluding offering costs
2014 (Restated)	$352	$1,171	37%	5%	58%
2013 (Restated)	$322	$1,120	66%	23%	11%
2012 (Restated)	$142	$292	100%	0%	0%

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

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012
	(Restated)	(Restated)	(Restated)
Statement of operations data:
Total investment income	$3,260	$1,659	$146
Operating expenses
Total expenses	2,441	1,637	520
Less: Expense waivers and reimbursements	-	(776)	(524)
Net expenses (income)	2,441	861	(4)
Net investment income (loss)	819	798	150
Realized and unrealized gain (loss), net	(6,093)	(101)	(119)
Net increase (decrease) in net assets resulting from operations	$(5,274)	$697	$31
Per share data - basic and diluted:
Net investment income (loss)	$0.19	$0.37	$0.61
Net realized and unrealized gain (loss) on investments	$(1.42)	$(0.05)	$(0.48)
Net increase (decrease) in net assets resulting from operations	$(1.23)	$0.32	$0.13
Distributions declared	$(0.73)	$(0.79)	$(1.02)
Balance sheet data:
Investments at fair value	$37,428	$23,154	$5,823
Investments in money market funds – at fair value	$3,104	$1,644	$1,304
Total assets	$42,381	$27,764	$8,548
Total liabilities	$1,693	$340	$212
Total net assets	$40,688	$27,424	$8,336
Other data:
Total return	(8.88)%	7.72%	10.98%
Number of portfolio company investments at period end	45	39	22
Total portfolio investments for the period	$31,308	$27,685	$7,166
Investment sales and prepayments for the period	$11,765	$10,314	$1,250

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

We have adopted Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 820, Fair Value Measurements and Disclosures (formerly Statement of Financial Accounting Standards No. 157, Fair Value Measurement ), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements.

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

 The following table presents our portfolio composition based on fair value at December 31, 2014:

	At December 31, 2014
	Percentage of Total Portfolio	Weighted Average Current Coupon Yield
Investments – Money Market	7.7%	—%
Senior Secured First Lien Debt	28.9	9.5
Senior Secured Second Lien Debt	14.0	10.5
Senior Unsecured Debt	37.3	9.9
Senior Subordinated Debt	9.9	9.6
Equity Securities	2.2	n/a
Total	100.0%	10.0%

As of December 31, 2014, our investment portfolio had a yield to maturity of 10.35%, and an average duration of 2.55 years.

The following table presents our portfolio composition based on fair value at December 31, 2013:

	At December 31, 2013
	Percentage of Total Portfolio	Weighted Average Current Coupon Yield
Investments – Money Market	6.6%	—%
Senior Secured First Lien Debt	18.2	10.7
Senior Secured Second Lien Debt	21.3	10.8
Senior Unsecured Debt	30.0	10.4
Senior Subordinated Debt	23.9	11.0
Total	100.0%	10.7%

As of December 31, 2013, our investment portfolio had a yield to maturity of 11.16%, and an average duration of 2.36 years.

The following table shows the portfolio composition by industry grouping at fair value at December 31, 2014 (dollars in thousands):

	At December 31, 2014
	Investments at Fair Value	Percentage of Total Portfolio
Retail	$5,827	14.4%
Media: Advertising, Printing & Publishing	4,163	10.3
Healthcare & Pharmaceuticals	3,547	8.7
Services: Consumer	3,497	8.6
Investments – Money Market	3,104	7.7
Telecommunications	2,798	6.9
Aerospace and Defense	2,790	6.9
Metals & Mining	2,723	6.7
Consumer Goods: Durable	2,686	6.6
Energy: Oil & Gas	2,505	6.2
Services: Business	1,430	3.5
Automobile	1,337	3.3
Media: Broadcasting & Subscription	1,201	3.0
High Tech Industries	858	2.1
Environmental Industries	795	2.0
Hotel, Gaming & Leisure	704	1.7
Beverage, Food & Tobacco	567	1.4
Total	$40,532	100.0%

The following table shows the portfolio composition by industry grouping at fair value at December 31, 2013 (dollars in thousands):

	At December 31, 2013
	Investments at Fair Value	Percentage of Total Portfolio
Healthcare & Pharmaceuticals	$3,160	12.7%
Services: Business	3,015	12.2
Aerospace and Defense	2,616	10.6
Energy: Oil & Gas	2,604	10.5
Telecommunications	2,289	9.2
Investments – Money Market	1,644	6.6
Media: Advertising, Printing & Publishing	1,541	6.2
Services: Consumer	1,282	5.2
Metals & Mining	1,222	4.9
High Tech Industries	1,158	4.7
Banking, Finance, Insurance & Real Estate	1,069	4.3
Retail	968	3.9
Media: Broadcasting & Subscription	875	3.5
Hotel, Gaming & Leisure	790	3.2
Beverage, Food & Tobacco	557	2.2
Environmental Industries	8	0.1
Total	$24,798	100.0%

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

Operating results for the years ended December 31, 2014, 2013 and 2012 are as follows (dollars in thousands):

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012
	(Restated)	(Restated)	(Restated)
Total investment income	$3,260	$1,659	$146
Total expenses (income), net	2,441	861	(4)
Net investment income	819	798	150
Net realized gains	166	395	-
Net unrealized depreciation	(6,259)	(496)	(119)
Net increase (decrease) in net assets resulting from operations	$(5,274)	$697	$31

Revenue

We generated investment income of $3.3 million for the fiscal year ended December 31, 2014, as compared to $1.7 million for the year ended December 31, 2013, and $0.1 million for the year ended December 31, 2012. The year ended December 31, 2014 included a non-recurring interest earned in Other Income of $0.1 million. The interest resulted from the Due from Affiliate balance of $1.3 million that was paid in full by our Manager during the year ended December 31, 2014.

Interest from investments is in the form of interest and fees earned on senior secured loans, senior secured notes, subordinated debt, senior unsecured debt and collateralized securities in our portfolio. The level of income we receive is directly related to the balance of collectible income producing investments multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases. With the continuous offerings and periodic closings throughout 2013 and 2014, the assets available for and deployed to investment received a boost. The average balance of the December 31, 2014 note portfolio was significantly higher than the December 31, 2013 balance, and the average balances in December 31, 2013 portfolio saw a rise as compared to the December 31, 2012 balance, resulting in the increase in interest income over the three years. At December 31, 2014, the weighted average coupon yield was 10.0%, as compared to 10.7% as of December 31, 2013. For the year ended December 31, 2014, the average net assets were $36.7 million, as compared to $21.4 million for the year ended December 31, 2013, and $5.8 million for the year ended December 31, 2012.

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

Expenses

The composition of our operating expenses for the years ended December 31, 2014, 2013 and 2012 was as follows (dollars in thousands):

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012
	(Restated)	(Restated)	(Restated)
Professional fees	$258	$334	$119
Director fees	49	42	31
Insurance	95	83	49
Management fees	732	429	61
Administrative services – related party	108	-	52
General and administrative	847	427	66
Offering expense	352	322	142
Operating expenses before expense waivers and reimbursements	2,441	1,637	520
Expense reimbursement	-	(776)	(524)
Total operating expenses net of expense waivers and reimbursements	$2,441	$861	$(4)

For the year ended December 31, 2014, 2013 and 2012, our operating expenses before expense waivers and reimbursements were $2.4 million, $1.6 million and $0.5 million, respectively. The rise in expenses for the year ended December 31, 2014 as compared to the year ended December 31, 2013 was due to higher management fees with more assets under management, additional offering costs with continuous and larger closings in 2014, a climb in administrative services-related party with more costs charged to the fund by the manager such as investor and supervisory services, and growth in general and administrative expenses with an increase in travel, transfer agent, and due diligence costs. The increase in expenses for the year ended December 31, 2014, was slightly offset with a reduction in professional fees of $0.1 million. Administrative services-related parties include the costs outlined in the administration agreement. The amount of offering costs is directly related to the gross offering price of shares sold in the period. Professional fees were lower in 2014, as less legal and audit support was needed than in 2013.

For the year ended December 31, 2013 and 2012, our operating expenses before expense reimbursement were $1.6 million and $0.5 million, respectively. The increase in expenses in 2013 was due to the continued offerings and more assets under management in 2013, as compared to 2012. This led to larger management fees and offering costs. Professional services grew in 2013 as compared to 2012 as more legal and audit help was needed in 2013. Our manager charged additional administrative services to the fund in 2013, as compared to 2012. The increase in general and administrative expenses in 2013 as compared to 2012 was due to a rise in transfer agent fees and more travel.

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

Net Investment Income

Our net investment income totaled $0.8 million, $0.8 million and $0.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. The balance of our net investment income was attributable to investment income less operating expenses for the period. For the year ended December 31, 2014, total investment income was $3.3 million. For the year ended December 31, 2014, the total investment income includes $0.1 million of nonrecurring interest, captured in other income.

The increase in net investment income for the year ended December 31, 2014 as compared to the year ended December 31, 2013 is due to a higher earning asset average balance in the investment portfolio. For the year ended December 31, 2014, total expenses before expense reimbursements were $2.4 million. For the year ended December 31, 2013, total expenses before expense reimbursements were $1.6 million.

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

Changes in Net Assets from Operations

For the years ended December 31, 2014, 2013 and 2012, we recorded a net increase (decrease) in net assets resulting from operations of $(5.3) million, $0.7 million and $0.03 million, respectively. This decrease is due to the reduction in fair value of our investment portfolio. Consistent with the high yield bond market, the portfolio experienced a market value reduction, with a net unrealized depreciation on investments of $(6.3) million for the year ended December 31, 2014. Based on 4,281,647, 2,150,019 and 246,231 weighted average common shares outstanding for the years ended December 31, 2014, 2013 and 2012, respectively, our per share net increase (decrease) in net assets resulting from operations was $(1.23), $0.32 and $0.13, respectively.

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

The following table shows the percentage of our distributions which have been funded from net investment income, realized capital gains and paid in capital since the inception of operations:

		Net	Realized
		Investment	Gain From	Return of
Period	Per Share	Income	Investments	Capital
July 12, 2012 - September 30, 2012	$0.18375	64%	0%	36%
October 1, 2012 - December 31, 2012*	0.26075	59%	0%	41%
January 1, 2013 - March 31, 2013 *	0.26259	67%	13%	20%
April 1, 2013 - June 30, 2013	0.18650	77%	14%	9%
July 1, 2013 - September 30, 2013	0.18650	51%	10%	39%
October 1, 2013 - December 31, 2013	0.18650	13%	47%	40%
January 1, 2014 - March 31, 2014	0.18650	27%	13%	60%
April 1, 2014 - June 30, 2014	0.18650	49%	0%	51%
July 1, 2014 - September 30, 2014	0.18467	17%	3%	80%
October 1, 2014 - December 31, 2014	0.18145	15%	6%	79%

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

The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common stock (dollars in thousands) during the fiscal years ended December 31, 2014, 2013 and 2012:

	Year ended		Year ended		Year ended
Source of Distributions:	December 31, 2014		December 31, 2013		December 31, 2012
	(Restated)		(Restated)		(Restated)
Distributions from net investment income	$819	26.1%	$798	47.0%	$150	60.0%
Distributions from realized gains	166	5.3%	395	23.3%	-	0.0%
Distributions from paid in capital	2,153	68.6%	504	29.7%	100	40.0%
Total	$3,138	100.0%	$1,697	100.0%	$250	100.0%

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

We are in a fund raising stage. As such, we incur offering expenses of 1.5% of the gross offering proceeds. The chart below shows the percentages of distributions from Net Investment Income excluding offering costs:

	Offering Expenses	Net Investment Income excluding offering costs	% Distribution from Net Investment Income excluding offering costs	% Distributions from Realized Gains excluding offering costs	% Distributions from Paid In Capital excluding offering costs
2014 (Restated)	$352	$1,171	37%	5%	58%
2013 (Restated)	$322	$1,120	66%	23%	11%
2012 (Restated)	$142	$292	100%	0%	0%

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

As discussed in Note 3 to the financial statements, the Fund has restated its 2014 financial statements to correct errors related to its related party offering costs.

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

/s/ Burr Pilger Mayer, Inc.

San Francisco, California

March 5, 2015, except for the effects of the restatement discussed in Note 3 and as to Note 12 to the financial statements, as to which the date is July 16, 2015

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share data)

	As of
	December 31, 2014	December 31, 2013
	(Restated)	(Restated)
ASSETS

Investments, at fair value (amortized cost of $44,302 and $23,769, respectively)	$37,428	$23,154
Investments, money market at fair value (cost of $3,104 and $1,644, respectively)	3,104	1,644
Total investments, at fair value	$40,532	$24,798
Interest receivable	1,050	579

Prepaid expenses	18	8
Due from related party	167	1,405
Receivable for common stock purchased	614	974
Total assets	$42,381	$27,764

LIABILITIES
Payable for unsettled trades	$1,340	$104
Management fees payable	7	8
Accounts payable and accrued liabilities	183	129
Stockholder distributions payable	163	99
Total liabilities	$1,693	$340

NET ASSETS
Preferred stock, par value, $.001 per share, 50,000,000 authorized, none issued and outstanding	$-	$-
Common stock, par value, $.001 per share, 200,000,000 authorized; 5,546,292 and 3,151,376 shares issued and outstanding, respectively	6	3
Paid-in capital in excess of par value	51,096	28,650
Treasury stock at cost, 79,667 and 548 shares, respectively	(778)	(5)
Accumulated distribution in excess of net investment income and net realized gain on investments	(2,762)	(609)
Net unrealized depreciation on investments	(6,874)	(615)
Total net assets	40,688	27,424
Total liabilities and net assets	$42,381	$27,764

Net asset value per share	$7.34	$8.70

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2014	2013	2012
	(Restated)	(Restated)	(Restated)(a)
Investment income:
Interest from investments	$3,157	$1,657	$146
Interest from cash and cash equivalents	-	1	-
Total interest income	3,157	1,658	146
Other income	103	1	-
Total investment income	$3,260	$1,659	$146

Operating expenses:
Professional fees	$258	$334	$119
Directors fees	49	42	31
Insurance	95	83	49
Management fees	732	429	61
Administrative services - related parties	108	-	52
General and administrative	847	427	66
Offering expense	352	322	142
Operating expenses before expense waivers and reimbursements	$2,441	$1,637	$520
Expense reimbursement	-	(776)	(524)
Total operating expenses net of expense waivers and reimbursements	$2,441	$861	$(4)

Net investment income	$819	$798	$150

Realized and unrealized gain (loss) on investments:
Net realized gain from investments	$166	$395	$-
Net unrealized appreciation (depreciation) on investments	(6,259)	(496)	(119)
Net realized and unrealized gain (loss) on investments	(6,093)	(101)	(119)

Net increase (decrease) in net assets resulting from operations	$(5,274)	$697	$31

Per share information - basic and diluted:
Net investment income	$0.19	$0.37	$0.61
Net increase (decrease) in net assets resulting from operations	$(1.23)	$0.32	$0.13
Weighted average common shares outstanding	4,281,647	2,150,019	246,231

(a)	The Fund filed an Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on July 30, 2013 for the purpose of restating its financial statements to comply with the investment advisory agreement between the Fund and the Fund’s investment manager.

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share and per share data)

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012
	(Restated)	(Restated)	(Restated)(a)
Operations:
Net investment income	$819	$798	$150
Net realized gain from investments	166	395	-
Net unrealized appreciation (depreciation) on investments	(6,259)	(496)	(119)
Net increase (decrease) in net assets from operations	(5,274)	697	31
Stockholder distributions:
Distributions from net investment income	(819)	(798)	(150)
Distributions from net realized gain on investments	(166)	(395)	-
Distributions from paid in capital	(2,153)	(504)	(100)
Net decrease in net assets from stockholder distributions	(3,138)	(1,697)	(250)
Capital share transactions:
Issuance of common stock, net of issuance costs	20,562	19,412	8,358
Reinvestment of stockholder distributions	1,134	681	-
Total investment contributions transferred in-kind	758	-	-
Treasury captial/redemptions	(778)	(5)	-
Net increase in net assets from capital share transactions	21,676	20,088	8,358

Total increase in net assets	13,264	19,088	8,139
Net assets at beginning of period	27,424	8,336	197
Net assets at end of period	$40,688	$27,424	$8,336

Net asset value per common share	$7.34	$8.70	$8.77
Common shares outstanding at end of period	5,546,292	3,151,376	950,733

Accumulated distribution in excess of net investment income and net realized gain on investments	$(2,762)	$(609)	$(104)

(a)	The Fund filed an Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on July 30, 2013 for the purpose of restating its financial statements to comply with the investment advisory agreement between the Fund and the Fund’s investment manager.

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF CASH FLOWS

(in thousands, except share and per share data)

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012
	(Restated)	(Restated)	(Restated)(a)
Operating activities:
Net increase (decrease) in net assets from operations	$(5,274)	$697	$31
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Paid-in-kind interest income	(19)	-	-
Net accretion of discount on investments	(67)	(61)	(26)
Repayments of investments	11,765	10,314	1,250
Purchase of investments	(31,308)	(27,685)	(7,166)
Repayments of investments - money market	34,047	29,777	-
Purchase of investments - money market	(35,507)	(30,117)	(1,103)
Net realized gain from investments	(166)	(395)	-
Net unrealized depreciation on investments	6,259	496	119
(Increase) decrease in operating assets:
Interest receivable	(471)	(447)	(132)
Prepaid expenses	(10)	(3)	(5)
Due from related party	1,228	(850)	(555)
Receivable for common stock purchased	361	(245)	-
Increase (decrease) in operating liabilities:
Payable for unsettled trades	1,236	104	-
Management fees payable	(1)	(13)	21
Accounts payable and accrued liabilities	54	58	67
Net cash used in operating activities	(17,873)	(18,370)	(7,499)

Financing activities:
Proceeds from issuance of shares of common stock, net	20,562	19,412	7,581
Redemptions of common stock	47	-	-
Stockholder distributions	(1,958)	(1,037)	(82)
Treasury stock	(778)	(5)	-
Net cash provided by financing activities	17,873	18,370	7,499

Net increase in cash and cash equivalents	-	-	-
Cash and cash equivalents, beginning of period	-	-	-
Cash and cash equivalents, end of period	$-	$-	$-

Supplemental non-cash information:
DRIP distribution payable	$102	$35	$46
Cash distribution payable	$61	$64	$74
DRIP distribution paid	$1,116	$680	$49

(a)	The Fund filed an Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on July 30, 2013 for the purpose of restating its financial statements to comply with the investment advisory agreement between the Fund and the Fund’s investment manager.

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

SCHEDULE OF INVESTMENTS

(dollars in thousands)

 December 31, 2014

Portfolio Company	Industry	Investment Coupon Rate, Maturity Date	Principal	Amortized Cost	Fair Value	% of Net Assets
Senior Secured First Lien Debt - 28.8% (b)
Accuride Corp.	Consumer Goods: Durable	9.50%, 8/1/2018	$1,400	$1,435	$1,442	3.5%
American Media, Inc.	Media: Advertising, Printing & Publishing	11.50%, 12/15/2017	1,320	1,382	1,307	3.2%
APX Group, Inc.	Services: Consumer	6.38%, 12/1/2019	825	825	790	1.9%
Caesars Entertainment Operating Co., Inc. (a)	Hotel, Gaming & Leisure	11.25%, 6/1/2017	860	765	630	1.5%
Cambrium Learning Group, Inc.	Services: Consumer	9.75%, 2/15/2017	1,375	1,392	1,347	3.3%
EarthLink Holdings Corp. (a)	Telecommunications	7.38%, 6/1/2020	40	41	41	0.1%
Endeavour International Corp. (d)	Energy: Oil & Gas	12.00%, 3/1/2018	525	551	578	1.4%
EuraMax International, Inc.	Metals & Mining	9.50%, 4/1/2016	1,475	1,464	1,371	3.4%
Goodman Networks, Inc.	Telecommunications	12.13%, 7/1/18	800	849	826	2.0%
Kratos Defense & Security Solutions, Inc. (a)	Aerospace and Defense	7.00%, 5/15/19	1,550	1,325	1,318	3.3%
Ryerson Inc./Joseph T Ryerson & Son, Inc.	Metals & Mining	9.00%, 10/15/2017	1,315	1,376	1,351	3.4%
Toys R Us Property Co II LLC	Retail	8.50%, 12/1/2017	725	736	720	1.8%
Sub Total Senior Secured First Lien Debt			$12,210	$12,141	$11,721	28.8%

Senior Secured Second Lien Debt - 14.0% (b)
Aspect Software, Inc.	Telecommunications	10.63%, 5/15/2017	$1,302	$1,322	$1,230	3.0%
Bon-ton Department Stores, Inc.	Retail	10.63%, 7/15/2017	1,390	1,384	1,383	3.4%
Claire's Stores, Inc.	Retail	8.88%, 3/15/2019	825	805	668	1.6%
Endeavour International Corp. (d)	Energy: Oil & Gas	12.00%, 6/1/2018	725	708	239	0.6%
Logan's Roadhouse, Inc.	Beverage, Food & Tobacco	10.75%, 10/15/2017	770	738	566	1.4%
Radiation Therapy Services, Inc.	Healthcare & Pharmaceuticals	8.88%, 1/15/2017	1,285	1,277	1,298	3.2%
Saratoga Resources, Inc.	Energy: Oil & Gas	12.50%, 7/1/2016	885	897	310	0.8%
Sub Total Senior Secured Second Lien Debt			$7,182	$7,131	$5,694	14.0%

Senior Unsecured Debt - 37.2% (b)
APX Group, Inc.	Services: Consumer	8.75%, 12/1/2020	$575	$553	$486	1.2%
Armored Autogroup, Inc.	Consumer Goods: Durable	9.25%, 11/1/2018	1,250	1,247	1,244	3.1%
Caesar's Entertainment Corp. (a)	Hotel, Gaming & Leisure	10.75%, 2/1/2016	495	475	74	0.2%
Cenveo Corp.	Services: Business	11.50%, 5/15/2017	1,571	1,576	1,430	3.5%
Clear Channel Communications	Media: Broadcasting & Subscription	10.00%, 1/15/2018	1,400	1,335	1,200	2.9%
Colt Defense LLC	Aerospace and Defense	8.75%, 11/15/2017	1,253	1,073	507	1.2%
DynCorp International Inc.	Aerospace and Defense	10.38%, 7/1/2017	1,135	1,148	965	2.4%
EarthLink Holdings Corp. (a)	Telecommunications	8.88%, 5/15/19	375	366	370	0.9%
Gentiva Health Services, Inc.	Healthcare & Pharmaceuticals	11.50%, 9/1/2018	925	967	984	2.4%
Gymboree Corp.	Retail	9.13%, 12/1/2018	810	764	312	0.8%
Hutchinson Technology, Inc.	High Tech Industries	8.50%, 1/15/2026,
		puttable on 01/15/2015	858	819	858	2.1%
NII Capital Corp. (d)	Telecommunications	10.00%, 8/15/2016	960	921	331	0.8%
Nuverra Environmental Solutions, Inc.	Environmental Industries	9.88%, 4/15/2018	1,325	1,361	795	2.0%
Seitel, Inc.	Energy: Oil & Gas	9.50%, 4/15/2019	1,575	1,574	1,307	3.2%
Sitel LLC / Sitel Finance Corp	Media: Advertising, Printing & Publishing	11.50%, 4/1/2018	1,450	1,413	1,138	2.8%
Suntech Power Holdings Company, Ltd. (a)(c)	Environmental Industries	3.00%, 5/15/13	100	107	1	0.0%
Toys R Us Inc.	Retail	10.38%, 8/15/2017	860	821	684	1.7%
UCI International Inc	Automobile	8.63%, 2/15/2019	1,400	1,358	1,337	3.3%
Visant Corp.	Media: Advertising, Printing & Publishing	10.00%, 10/1/2017	1,275	1,238	1,106	2.7%
Sub Total Senior Unsecured Debt			$19,592	$19,116	$15,129	37.2%

Senior Subordinated Debt - 9.8% (b)
Affinion Group, Inc.	Media: Advertising, Printing & Publishing	13.50%, 8/15/2018	$816	$707	$612	1.5%
Central Garden and Pet Co.	Retail	8.25%, 3/1/2018	1,400	1,440	1,411	3.4%
Claires Stores, Inc	Retail	10.50%, 6/1/2017	715	711	651	1.6%
DJO Finance, LLC.	Healthcare & Pharmaceuticals	9.75%, 10/15/2017	1,265	1,313	1,265	3.1%
QuickSilver Resources, Inc.	Energy: Oil & Gas	7.13%, 4/1/2016	890	863	71	0.2%
Sub Total Senior Subordinated Debt			$5,086	$5,034	$4,010	9.8%

Equity Securities - 2.1% (b)
Education Management LLC	Services: Consumer		$874	$880	$874	2.1%
Sub Total Equity Securities			$874	$880	$874	2.1%

Investments - Money Market - 7.7% (b)
Investments - U.S. Bank Money Market		0.03%	$3,104	$3,104	$3,104	7.7%
Sub Total Investments - Money Market			$3,104	$3,104	$3,104	7.7%

TOTAL INVESTMENTS - 99.6% (b)				$47,406	$40,532	99.6%

(a)	All of our investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, except for Caesar's Entertainment Corp., Earthlink Holdings Corp., Kratos Defense & Security Solutions, Inc., and Suntech Power Holdings Company, Ltd. Non-qualifying assets represent 6.0% of the Company’s portfolio at fair value. As a BDC, the Company can only invest 30% of its portfolio in non-qualifying assets.
(b)	Percentages are based on net assets of $40,688 as of December 31, 2014.
(c)	Non-U.S. company. The principal place of business for Suntech Power Holdings Company, Ltd. Is China. Non-income producing as of December 31, 2014.
(d)	Non-income producing as of December 31, 2014.

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

SCHEDULE OF INVESTMENTS

(dollars in thousands)

 December 31, 2013

Portfolio Company (a)	Industry	Investment Coupon Rate, Maturity Date	Principal	Amortized Cost	Fair Value	% of Net Assets

Senior Secured First Lien Debt – 16.4% (b)
Alion Science and Technology Corp.	Aerospace and Defense	12.00%, 11/1/2014	$1,030	$1,038	$1,051	3.8%
American Media, Inc.	Media: Advertising, Printing & Publishing	11.50%, 12/15/2017	670	704	729	2.7%
Endeavour International Corp.	Energy: Oil & Gas	12.00%, 3/1/2018	525	551	539	2.0%
EuraMax International Inc.	Metals & Mining	9.50%, 4/1/2016	775	779	777	2.8%
GXS Worldwide, Inc.	Services: Business	9.75%, 6/15/2015	940	965	971	3.5%
Ryerson Inc./Joseph T Ryerson & Son, Inc.	Metals & Mining	9.00%, 10/15/2017	420	438	445	1.6%
Sub Total Senior Secured First Lien Debt			4,360	4,475	4,512	16.4%

Senior Secured Second Lien Debt - 19.3% (b)
Apria Healthcare Group, Inc.	Healthcare & Pharmaceuticals	12.38%, 11/1/2014	$571	$581	$576	2.1%
Aspect Software, Inc.	Telecommunications	10.63%, 5/15/2017	692	696	697	2.6%
Bon-ton Department Stores, Inc.	Retail	10.63%, 7/15/2017	40	41	40	0.1%
Caesar's Entertainment Corp.	Hotel, Gaming & Leisure	10.00%, 12/15/2015	505	481	432	1.6%
Cenveo Corp.	Services: Business	8.88%, 2/1/2018	585	589	585	2.1%
Endeavour International Corp.	Energy: Oil & Gas	12.00%, 6/1/2018	700	688	655	2.4%
Logan's Roadhouse, Inc.	Beverage, Food & Tobacco	10.75%, 10/15/2017	750	715	557	2.0%
Radiation Therapy Services, Inc.	Healthcare & Pharmaceuticals	8.88%, 1/15/2017	935	922	944	3.5%
Saratoga Resources, Inc.	Energy: Oil & Gas	12.50%, 7/1/2016	860	888	804	2.9%
Sub Total Senior Secured Second Lien Debt			5,638	5,601	5,290	19.3%

Senior Unsecured Debt – 27.1% (b)
Avaya, Inc.	Telecommunications	9.75%, 11/1/2015	$650	$633	$645	2.4%
Avaya, Inc.	Telecommunications	10.13%, 11/1/2015	460	442	457	1.7%
Caesar's Entertainment Corp.	Hotel, Gaming & Leisure	10.75%, 2/1/2016	445	416	358	1.3%
Cenveo Corp.	Services: Business	11.50%, 5/15/2017	510	492	502	1.8%
Ceridian Corporation	Services: Business	11.25%, 11/15/15	390	402	393	1.4%
Ceridian Corporation	Services: Business	12.25%, 11/15/15	560	576	564	2.1%
Colt Defense LLC	Aerospace and Defense	8.75%, 11/15/2017	853	718	737	2.7%
DynCorp International Inc.	Aerospace and Defense	10.38%, 7/1/2017	810	850	828	3.0%
Education Management LLC (d)	Services: Consumer	15.00%, 7/1/2018	270	232	293	1.1%
Harland Clarke Corp.	Banking, Finance, Insurance & Real Estate	9.50%, 5/15/5015	691	692	694	2.5%
Hutchinson Technology, Inc.	High Tech Industries	8.50%, 1/15/2026	443	406	388	1.4%
NII Capital Corp.	Telecommunications	10.00%, 8/15/2016	925	907	490	1.8%
Suntech Power Holdings Company, Ltd. (c)	Environmental Industries	3.00%, 2/28/2014	100	98	8	0.0%
Toys R Us Inc.	Retail	10.38%, 8/15/2017	825	790	707	2.6%
Travelport LLC	Services: Consumer	13.88%, 3/1/2016	340	308	361	1.3%
Sub Total Senior Unsecured Debt			8,272	7,962	7,425	27.1%

Senior Subordinated Debt - 21.6% (b)
Accelent, Inc.	Healthcare & Pharmaceuticals	10.00%, 11/1/2017	$775	$732	$800	2.9%
Affinion Group, Inc.	Media: Advertising, Printing & Publishing	13.50%, 8/15/2018	816	689	812	2.9%
Claires Stores, Inc	Retail	10.50%, 6/1/2017	215	220	220	0.8%
DJO Finance, LLC.	Healthcare & Pharmaceuticals	9.75%, 10/15/2017	825	864	840	3.1%
First Data Corp.	Banking, Finance, Insurance & Real Estate	11.25%, 3/31/2016	374	375	375	1.4%
QuickSilver Resources, Inc.	Energy: Oil & Gas	7.13%, 4/1/2016	620	594	606	2.2%
Radio One, Inc.	Media: Broadcasting & Subscription	12.50%, 5/24/16	875	889	875	3.2%
Serena Software, Inc.	High Tech Industries	10.38%, 3/15/2016	770	786	770	2.8%
Travelport LLC	Services: Consumer	11.88%, 9/1/2016	620	582	629	2.3%
Sub Total Senior Subordinated Debt			5,890	5,731	5,927	21.6%

Investments - Money Market - 6.0%
Investments - Money Market			$1,644	1,644	1,644	6.0%
Sub Total Investments - Money Market				1,644	1,644	6.0%

TOTAL INVESTMENTS - 90.4% (b)				$25,413	$24,798	90.4%

(a)	All of our investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, except for Caesar's Entertainment Corp., Education Management LLC, NII Capital Corp., QuickSilver Resources, Inc., and Suntech Power Holdings Company, Ltd. Non-qualifying assets represent 8.8% of the Company’s portfolio at fair value. As a BDC, the Company can only invest 30% of its portfolio in non-qualifying assets.
(b)	Percentages are based on net assets of $27,424 as of December 31, 2013.
(c)	Non-U.S. company. The principal place of business for Suntech Power Holdings Company, Ltd. Is China.
(d)	The notes pay cash interest at the rate of 15% per annum. For any interest period after March 30, 2014, the notes pay additional PIK interest in the form of additional notes. PIK interest on notes accrues at the rate of (i) 1.0% per annum for the period from March 30, 2014 through and including March 30, 2015, (ii) 2.0% per annum for the period from March 30, 2015 through and including March 30, 2016, (iii) 3.0% per annum for the period from March 30, 2016 through and including March 30, 2017 and (iv) 4.0% per annum for the period from March 30, 2017 through and including July 1, 2018.

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

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Fund included herein were prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") and pursuant to the requirements for reporting on Form 10-K/A.

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

Our total interest income was $3.3 million for the year ended December 31, 2014, as compared to $1.7 million for the year ended December 31, 2013, respectively. The increase is due to a larger note portfolio earning interest in 2014 as compared to 2013. At December 31, 2014, the weighted average coupon yield was 10.7%, equal to the 10.7% as of December 31, 2013. For the year ended December 31, 2014, the average net assets were $36.7 million, as compared to $21.4 million for the year ended December 31, 2013.

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

We determined that we had incorrectly accounted for certain offering costs. The Fund’s agreement with its Manager provides that the Manager is to bear all offering costs, but the Fund is obligated to reimburse the Manager for such offering costs at the rate of 1.5% of gross offering proceeds. The Fund determined that some offering costs were paid by the Fund instead of the Manager during the period from the fourth quarter of 2013 to the fourth quarter of 2014. The restatement reduces operating expenses (and increases net investment income) by the amount of offering costs erroneously paid by the Fund in the relevant period, and reflects the amount as a receivable from the Manager. In the period ending June 30, 2015, the Manager repaid the receivable. At the same time, we have reclassified certain other operating expenses to conform with the Fund’s current method of classifying operating expenses to facilitate comparability of financial statements among different periods. We have restated our financial statements and related footnotes for the year ended December 31, 2014. The following tables reconcile the amounts as previously reported in the applicable financial statement to the corresponding restated amounts included in this Annual Report on Form 10-K/A (in thousands, except per share data).

	December 31, 2014
	As previously reported	As restated
Statement of Assets and Liabilities

Due from related party	$28	$167
Total assets	$42,242	$42,381

Accumulated distribution in excess of net investment income	$(2,901)	$(2,762)
Total net assets	$40,549	$40,688
Total liabilities and net assets	$42,242	$42,381

Net asset value per share	$7.31	$7.34

Statement of Operations

Administrative services – related parties	$354	$108
General and administrative	$517	$847
Organizational and offering expense	$524	$352
Expenses before expense waivers and reimbursements	$2,529	$2,441
Total expenses (income) net expense waivers and reimbursements	$2,529	$2,441

Net investment income (loss)	$731	$819

Net increase (decrease) in net assets resulting from operations	$(5,362)	$(5,274)

Per share information - basic and diluted:
Net investment income (loss)	$0.17	$0.19
Net increase (decrease) in net assets resulting from operations	$(1.25)	$(1.23)

Statement of Changes in Net Assets

Net investment income (loss)	$731	$819
Net increase (decrease) in net assets resulting from operations	$(5,362)	$(5,274)

Distributions from net investment income	$(731)	$(819)
Distributions from paid in capital	$(2,241)	$(2,153)

Total increase in net assets	$13,176	$13,264
Net assets at beginning of period	$27,373	$27,424
Net assets at end of period	$40,549	$40,688

Accumulated distribution in excess of net investment income	$(2,901)	$(2,762)

Statement of Cash Flows

Net increase (decrease) in net assets resulting from operations	$(5,362)	$(5,274)
Due from related party	$1,316	$1,228

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

From time to time, the Fund has paid directly certain expenses on behalf of our Prior Manager or our Manager for which the Prior Manager or Manager is obligated to reimburse the Fund. As of December 31, 2014 and December 31, 2013, the unreimbursed amount of organization and offering expenses was $0.2 million and $0.1 million, respectively, which amount is included in “Due from related party” on the Fund’s balance sheet as of those dates.

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

 Under the administration agreement, our Manager will also provide on our behalf managerial assistance to portfolio companies that request such assistance. The amounts of reimbursement to our Manager or services charged directly are captured in the Statement of Operations under “Administrative Services”. During the years ended December 31, 2014, 2013 and 2012, the Fund reimbursed the Manager or was charged directly for $0.1 million, $0.0 million and $0.05 million in administration expenses under the administration agreement, respectively.

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

The following information sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets per share from operations for the years ended December 31, 2014, 2013 and 2012 (dollars in thousands except share and per share amounts):

	For the Year Ended December 31	For the Year Ended December 31	For the Year Ended December 31
	2014	2013	2012
	(Restated)	(Restated)	(Restated)
Basic and diluted:
Net increase (decrease) in net assets resulting from operations	$(5,274)	$697	$31
Weighted average common shares outstanding	4,281,647	2,150,019	246,231
Net increase (decrease) in net assets resulting from operations per share	$(1.23)	$0.32	$0.13

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

The following table reflects the distributions per share paid or payable in cash or with the distribution reinvestment plan (“DRIP”) on the Fund’s common stock to date (dollars in thousands except per share amounts), as well as the source of the distributions:

Source of Distribution by Cash vs. DRIP:

		Net	Realized
		Investment	Gain From	Return of		Paid in
Period	Per Share	Income	Investments	Capital	Total	Cash	DRIP
July 12, 2012 - September 30, 2012	$0.18375	32	-	18	50	34	16
October 1, 2012 - December 31, 2012 *	$0.26075	118	-	82	200	123	77
January 1, 2013 - March 31, 2013 *	$0.26259	247	47	75	369	221	148
April 1, 2013 - June 30, 2013	$0.18650	235	43	27	305	186	119
July 1, 2013 - September 30, 2013	$0.18650	244	47	183	474	274	200
October 1, 2013 - December 31, 2013	$0.18650	72	258	219	549	345	204
January 1, 2014 - March 31, 2014	$0.18650	168	85	379	632	405	227
April 1, 2014 - June 30, 2014	$0.18650	372	-	382	754	491	263
July 1, 2014 - September 30, 2014	$0.18467	135	29	644	808	511	297
Oct 1, 2014 - December 31, 2014	$0.18145	144	52	748	944	584	360
TOTAL		1,767	561	2,757	5,085	3,174	1,911

(*)	Includes a special distribution of $0.077 per share.

The following table shows the percentage of our distributions which have been funded from net investment income, realized capital gains and paid in capital since the inception of operations:

Percentage of Distributions by Source:

		Net	Realized
		Investment	Gain From	Return of
Period	Per Share	Income	Investments	Capital
July 12, 2012 - September 30, 2012	$0.18375	64%	0%	36%
October 1, 2012 - December 31, 2012*	0.26075	59%	0%	41%
January 1, 2013 - March 31, 2013*	0.26259	67%	13%	20%
April 1, 2013 - June 30, 2013	0.18650	77%	14%	9%
July 1, 2013 - September 30, 2013	0.18650	51%	10%	39%
October 1, 2013 - December 31, 2013	0.18650	13%	47%	40%
January 1, 2014 - March 31, 2014	0.18650	27%	13%	60%
April 1, 2014 - June 30, 2014	0.18650	49%	0%	51%
July 1, 2014 - September 30, 2014	0.18467	17%	3%	80%
October 1, 2014 - December 31, 2014	0.18145	15%	6%	79%

(*) Includes a special distribution of $0.077 per share.

The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common stock (dollars in thousands) during the fiscal years ended December 31, 2014, 2013 and 2012:

	Year ended		Year ended		Year ended
Source of Distributions:	December 31, 2014		December 31, 2013		December 31, 2012
	(Restated)		(Restated)		(Restated)
Distributions from net investment income	$819	26.1%	$798	47.0%	$150	60.0%
Distributions from realized gains	166	5.3%	395	23.3%	-	0.0%
Distributions from paid In capital	2,153	68.6%	504	29.7%	100	40.0%
Total	$3,138	100.0%	$1,697	100.0%	$250	100.0%

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

We are in a fund raising stage. As such, we incur offering expenses of 1.5% of the gross offering proceeds. The chart below shows the percentages of distributions from Net Investment Income excluding offering costs:

	Offering Expenses	Net Investment Income excluding offering costs	% Distribution from Net Investment Income excluding offering costs	% Distributions from Realized Gains excluding offering costs	% Distributions from Paid In Capital excluding offering costs
2014 (Restated)	$352	$1,171	37%	5%	58%
2013 (Restated)	$322	$1,120	66%	23%	11%
2012 (Restated)	$142	$292	100%	0%	0%

Note 10.  Financial Highlights

The following is a schedule of financial highlights for the years ended December 31, 2014, 2013 and 2012:

	For the year ended December 31, 2014	For the year ended December 31, 2013	For the year ended December 31, 2012
	(Restated)	(Restated)	(Restated)
Per share data:
Net asset value, beginning of period	$8.70	$8.77	$8.82

Results of operations (1)
Net investment income	0.19	0.37	0.61
Net realized gain on investments	0.04	0.18	-
Net unrealized loss on investments	(1.46)	(0.23)	(0.48)
Net increase(decrease) in net assets resulting from operations	(1.23)	0.32	0.13

Stockholder distributions (2)
Distributions from net investment income	(0.19)	(0.37)	(0.59)
Distributions from realized gains	(0.04)	(0.18)	-
Distributions from capital	(0.50)	(0.24)	(0.43)
Net decrease in net assets resulting from stockholder distributions	(0.73)	(0.79)	(1.02)

Capital share transactions
Impact from issuance of common stock (3)	0.60	0.40	0.84
Net increase in net assets resulting from capital share transactions	0.60	0.40	0.84
Net asset value, end of period	$7.34	$8.70	$8.77
Shares outstanding at end of period	5,546,292	3,151,376	950,733
Total return (5)	(8.88)%	7.72%	10.98%
Ratio/Supplemental data:
Net assets, end of period (in thousands)	$40,688	$27,424	$8,336
Average net assets (in thousands)	$36,686	$21,372	$5,831
Ratio of net investment income to average net assets (4)(7)	2.23%	3.73%	5.14%
Ratio of operating expenses to average net assets (4)(7)	6.65%	4.03%	-
Ratio of expenses reimbursed to average net assets (7)	-	3.63%	(17.97)%
Portfolio turnover ratio (6)	36.08%	59.80%	30.60%

_________________________

(1)	The per share amounts were derived by using the weighted average shares outstanding during the period. There was no expense waiver and reimbursement for the year ended December 31, 2014. Net investment income per share excluding the expense reimbursements equals ($0.06) for the year ended December, 31, 2013. Net investment income per share excluding the expense reimbursements equals ($1.52) for the year ended December, 31, 2012.

(2)	The per share data for distributions reflects the actual amount of distributions declared per share during the period.

(3)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Fund's continuous offering.

(4)	The ratios are after giving effect to amounts reimbursed by the Manager under an expense reimbursement agreement. See “Note 5 – Related Party Transactions.” For the year ended December 31, 2014 there was no expense waiver and reimbursement. For the year ended December 31, 2013, excluding the expense reimbursement, the ratio of net investment income and operating expenses to average net assets is (0.14)% and 7.90%, respectively. For the year ended December 31, 2012, excluding the expense reimbursement, the ratio of net investment income and operating expenses to average net assets is (12.83)% and 17.84%, respectively.

(5)	Total return is calculated assuming a purchase of shares at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. For the year ended December 31, 2014 there was no expense reimbursement. The total return based on net asset value for the year ended December 31, 2013, includes the effect of the expense reimbursement which equaled 3.63%. The total return based on net asset value for the year ended December 31, 2012, includes the effect of the expense reimbursement which equaled 6.24%.

(6)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or purchases over the average of the invested assets at fair value. Not annualized.

(7)	Ratios are annualized based on average net assets using current and prior 3 quarters net assets.

Note 11.  Selected Quarterly Data (Unaudited)

The following is the quarterly results of operations for the year ended December 31, 2014, 2013 and 2012. The operating results for any quarter are not necessarily indicative of results for any future period (dollars in thousands except share and per share amounts):

	Quarter Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
	(Restated)	(Restated)	(Restated)	(Restated)
Investment income	$855	$744	$951	$710
Operating expenses
Total Expenses	711	609	579	542
Less: Waiver of incentive fees	-	-	-	-
Less: Expense reimbursements	-	-	-	-
Net expenses	711	609	579	542
Net investment income	144	135	372	168
Realized and unrealized gain (loss), net	(2,551)	(2,410)	(951)	(181)
Net decrease in net assets resulting from operations	$(2,407)	$(2,275)	$(579)	$(13)
Per share information - basic and diluted
Net investment income	$0.03	$0.03	$0.09	$0.05
Net decrease in net assets resulting from operations	$(0.46)	$(0.52)	$(0.14)	$(0.00)
Weighted average shares outstanding	5,227,766	4,365,342	4,054,473	3,442,074

	Quarter Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
	(Restated)			(Restated)
Investment income	$558	$456	$401	$244
Operating expenses
Total Expenses	438	502	349	348
Less: Waiver of incentive fees	-	-	-	-
Less: Expense reimbursements	(41)	(201)	(285)	(249)
Net expenses	397	301	64	99
Net investment income	161	155	337	145
Realized and unrealized gain (loss), net	(253)	182	(266)	236
Net increase (decrease) in net assets resulting from operations	$(92)	$337	$71	$381
Per share information - basic and diluted
Net investment income	$0.05	$0.06	$0.18	$0.11
Net increase (decrease) in net assets resulting from operations	$(0.03)	$0.14	$0.04	$0.29
Weighted average shares outstanding	2,928,299	2,443,182	1,914,889	1,292,508

	Quarter Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
	(Restated)	(Restated)	(Restated)	(Restated)
Investment income	$114	$32	$-	$-
Operating expenses
Total Expenses	243	186	56	35
Less: Waiver of incentive fees	-	-	-	-
Less: Expense reimbursements	(242)	(282)	-	-
Net expenses (income)	1	(96)	56	35
Net investment income (loss)	113	128	(56)	(35)
Realized and unrealized gain (loss), net	(47)	(72)	-	-
Net increase (decrease) in net assets resulting from operations	$66	$56	$(56)	$(35)
Per share information - basic and diluted
Net investment income (loss)	$0.16	$0.52	$(2.51)	$(1.57)
Net increase (decrease) in net assets resulting from operations	$0.10	$0.23	$(2.51)	$(1.57)
Weighted average shares outstanding	691,405	243,985	22,333	22,333

Note 12.  Subsequent Events

Management of the Fund has evaluated subsequent events in the preparation of the Fund’s financial statements and has determined that no events require recognition or disclosure in the financial statements except for the following:

From January 1, 2015 to July 16, 2015, the Fund issued 0.7 million shares of common stock for gross proceeds of $6.4 million. The proceeds were substantially invested in new debt securities.

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

During the second quarter of 2015, VII Peaks repaid the outstanding balance of $139, along with the accrued interest of $15, resulting from offering costs paid by the Fund that should have been borne by the Manager under the terms of our agreement with the Manager.

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

ITEM 9B. OTHER INFORMATION

None.

47

Part III

We will file a definitive Proxy Statement for our 2015 Annual Meeting of Stockholders with the Securities and Exchange Commission (the “SEC”), pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction 6(3) to Form 10-K/A. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

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

48

Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.	The following documents are filed as part of this Annual Report:

The following financial statements are set forth in Item 8:

b.	Exhibits:

The following exhibits are included, or incorporated by reference to exhibits previously filed with the SEC, in this Annual Report on Form 10-K/A for the year ended December 31, 2014 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description of Document
3.1	Articles of Incorporation of VII Peaks-KBR Co-Optivist Income BDC II, Inc. ( Incorporated by reference to Exhibit (a)(1) to Amendment No. 1 to registration statement on Form N-2 filed on December 19, 2011 )
3.2	Articles of Amendment and Restatement of VII Peaks-KBR Co-Optivist Income BDC II, Inc. ( Incorporated by reference to Exhibit (a)(2) to Amendment No. 1 to registration statement on Form N-2 filed on March 1, 2012 )
3.3	Second Articles of Amendment and Restatement to Articles of Incorporation of VII Peaks-KBR Co-Optivist Income BDC II, Inc. ( Incorporated by reference to Exhibit 3.1 to Form 8-K filed on June 28, 2012 )
3.4	Articles of Amendment to Articles of Incorporation of VII Peaks Co-Optivist Income BDC II, Inc. ( Incorporated by reference to Exhibit (a) to Form 8-K filed on September 16, 2013 )
3.5	Bylaws of the Registrant ( Incorporated by reference to Exhibit (b) to Amendment No. 1 to registration statement on Form N-2 filed on December 19, 2011 )
4.1	Form of Subscription Agreement ( Incorporated by reference to Exhibit (d) to Amendment No. 8 to registration statement on Form N-2 filed on March 30, 2015 )
4.2	Form of Additional Subscription Agreement ( Incorporated by reference to Exhibit (d) to Amendment No. 8 to registration statement on Form N-2 filed on March 30, 2015 )
4.3	Distribution Reinvestment Plan ( Incorporated by reference to Exhibit (e) to Amendment No. 2 to the registration statement on Form N-2 filed on February 15, 2012 )
10.1	Investment Advisory Agreement between VII Peaks Co-Optivist Income BDC II, Inc. and VII Peaks Capital, LLC dated August 20, 2013 ( Incorporated by reference to Exhibit (g) to Form 8-K filed on August 23, 2013 )
10.2	Dealer Manager Agreement between VII Peaks Co-Optivist Income BDC II, Inc. and Axiom Capital Management, Inc. ( Incorporated by reference to Exhibit (h) to Form 8-K filed on September 27, 2013 )
10.3	Form of Selected Dealer Agreement (Included as Exhibit A to the Dealer Manager Agreement) ( Incorporated by reference to Exhibit (h) to Form 8-K filed on September 27, 2013 )
10.4	Form of Custody Agreement ( Incorporated by reference to Exhibit (j) to Amendment No. 2 to the registration statement on Form N-2 filed on February 15, 2012 )
10.5	Administration Agreement between VII Peaks Co-Optivist Income BDC II, Inc. and VII Peaks Capital, LLC dated February 24, 2014 ( Incorporated by reference to the Annual Report on Form 10-K filed on March 11, 2014 )
10.6	License Agreement between VII Peaks Capital, LLC, VII Peaks-KBR BDC Advisor II, LLC and VII Peaks Co-Optivist Income BDC II, Inc. ( Incorporated by reference to Exhibit (k)(2) to Amendment No. 2 to the registration statement on Form N-2 filed on February 15, 2012 )
14	Code of Ethics ( Incorporated by reference to Exhibit (r) to Amendment No. 2 to the registration statement on Form N-2 filed on February 15, 2012 )
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

49

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

50