Form 10-Q
period 2015-06-30
VII Peaks Co-Optivist Income BDC II, Inc.
filed 2015-08-14
CIK 1527385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding as of August 13, 2015 was 6,113,227.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2015

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share data)

	As of
	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS

Investments, at fair value (amortized cost of $47,065 and $44,302, respectively)	$39,641	$37,428
Investments, money market at fair value (cost of $5,267 and $3,104, respectively)	5,267	3,104
Total investments, at fair value	44,908	40,532
Interest receivable	890	1,050
Prepaid expenses	42	18
Origination fee receivable	263	-
Due from related party	9	167
Receivable for common stock purchased	-	614
Total assets	$46,112	$42,381

LIABILITIES
Payable for unsettled trades	$-	$1,340
Management fees payable	-	7
Accounts payable and accrued liabilities	74	183
Stockholder distributions payable	188	163
Total liabilities	$262	$1,693

NET ASSETS
Preferred stock, par value, $.001 per share, 50,000,000 authorized, none issued and outstanding	$-	$-
Common stock, par value, $.001 per share, 200,000,000 authorized; 6,313,300 and 5,546,292 shares issued and outstanding, respectively	6	6
Paid-in capital in excess of par value	57,934	51,096
Treasury stock at cost, 85,478 and 79,667 shares, respectively	(837)	(778)
Accumulated distribution in excess of net investment income and net realized gain on investments	(3,829)	(2,762)
Net unrealized depreciation on investments	(7,424)	(6,874)
Total net assets	45,850	40,688
Total liabilities and net assets	$46,112	$42,381

Net asset value per share	$7.26	$7.34

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended June 30, 2015	For the Three Months Ended June 30, 2014	For the Six Months Ended June 30, 2015	For the Six Months Ended June 30, 2014

Investment income:
Interest from investments	$854	$848	$1,768	$1,558
Other income	558	103	558	103
Total investment income	$1,412	$951	$2,326	$1,661

Operating expenses:
Professional fees	134	78	230	136
Directors fees	12	13	30	27
Insurance	24	24	48	47
Management fees	229	168	444	335
Administrative services - related parties	54	12	108	24
General and administrative	214	262	512	416
Offering expense	40	22	96	136
Total operating expenses	707	579	1,468	1,121

Net investment income	$705	$372	$858	$540

Realized and unrealized gain (loss) on investments:
Net realized gain from investments	163	-	215	85
Net unrealized depreciation on investments	(526)	(951)	(550)	(1,218)
Net realized and unrealized gain (loss) on investments	(363)	(951)	(335)	(1,133)

Net increase (decrease) in net assets resulting from operations	$342	$(579)	$523	$(593)

Per share information - basic and diluted:
Net investment income	$0.11	$0.09	$0.14	$0.14
Net increase (decrease) in net assets resulting from operations	$0.06	$(0.14)	$0.09	$(0.16)
Weighted average common shares outstanding	6,199,493	4,054,473	5,965,660	3,749,965

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share and per share data)

(Unaudited)

	For the Six Months Ended June 30, 2015	For the Six Months Ended June 30, 2014

Operations:
Net investment income	$858	$540
Net realized gain from investments	215	85
Net unrealized depreciation on investments	(550)	(1,218)
Net increase (decrease) in net assets from operations	523	(593)
Stockholder distributions:
Distributions from net investment income	(858)	(540)
Distributions from net realized gain on investments	(215)	(85)
Distributions from paid in capital	(1,067)	(761)
Net decrease in net assets from stockholder distributions	(2,140)	(1,386)
Capital share transactions:
Issuance of common stock, net of issuance costs	6,072	7,469
Reinvestment of stockholder distributions	766	481
Total investment contributions transferred in-kind	-	758
Treasury capital/redemptions	(59)	(330)
Net increase in net assets from capital share transactions	6,779	8,378

Total increase in net assets	5,162	6,399
Net assets at beginning of period	40,688	27,424
Net assets at end of period	$45,850	$33,823

Net asset value per common share	$7.26	$8.32
Common shares outstanding at end of period	6,313,300	4,067,009

Accumulated distribution in excess of net investment income and net realized gain on investments	$(3,829)	$(1,370)

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF CASH FLOWS

(in thousands, except share and per share data)

(Unaudited)

	For the Six Months Ended June 30, 2015	For the Six Months Ended June 30, 2014

Operating activities:
Net increase (decrease) in net assets from operations	$523	$(593)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Paid-in-kind interest income	-	(15)
Net accretion of premium/discount on investments	49	(40)
Repayments of investments	12,295	7,330
Purchase of investments	(14,892)	(15,278)
Repayments of investments - money market	15,310	18,086
Purchase of investments - money market	(17,473)	(18,511)
Net realized gain from investments	(215)	(85)
Net unrealized depreciation on investments	550	1,218
(Increase) decrease in operating assets:
Interest receivable	160	(339)
Prepaid expenses	(24)	(35)
Due from related party	158	1,178
Origination fee receivable	(263)
Receivable for common stock purchased	614	974
Increase (decrease) in operating liabilities:
Payable for unsettled trades	(1,340)	(104)
Management fees Payable	(7)	(8)
Accounts payable and accrued liabilities	(109)	(45)
Net cash used in operating activities	(4,664)	(6,267)

Financing activities:
Proceeds from issuance of shares of common stock, net	6,072	7,469
Redemption of common stock	-	7
Stockholder distributions	(1,349)	(879)
Treasury stock	(59)	(330)
Net cash provided by financing activities	4,664	6,267

Net increase in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

Supplemental non-cash information:
DRIP distribution payable	$66	$44
Cash distribution payable	$122	$77
DRIP distribution paid	$766	$221

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

SCHEDULE OF INVESTMENTS

(dollars and shares in thousands)

June 30, 2015

(Unaudited)

Portfolio Company	Industry	Investment Coupon Rate, Maturity Date	Principal No. of Shares	Amortized Cost	Fair Value	% of Net Assets
Senior Secured First Lien Debt - 22.7% (b)
American Media, Inc.	Media: Advertising, Printing & Publishing	11.50%, 12/15/2017	$1,320	$1,373	$1,356	2.9%
APX Group, Inc.	Services: Consumer	6.38%, 12/1/2019	825	825	800	1.8%
Caesars Entertainment Operating Co., Inc. (a)(d)	Hotel, Gaming & Leisure	11.25%, 6/1/2017	860	751	675	1.4%
EarthLink Holdings Corp. (a)	Telecommunications	7.38%, 6/1/2020	40	41	42	0.1%
Endeavour International Corp. (d)	Energy: Oil & Gas	12.00%, 3/1/2018	525	551	578	1.3%
EuraMax International, Inc.	Metals & Mining	9.50%, 4/1/2016	1,475	1,468	1,453	3.2%
Goodman Networks, Inc.	Telecommunications	12.13%, 7/1/2018	800	843	664	1.5%
Kratos Defense & Security Solutions, Inc. (a)	Aerospace and Defense	7.00%, 5/15/2019	1,550	1,346	1,412	3.0%
Ryerson Inc./Joseph T Ryerson & Son, Inc.	Metals & Mining	9.00%, 10/15/2017	1,315	1,366	1,325	2.9%
Titan International Inc. (a)	Automobile	6.88%, 10/1/2020	1,500	1,381	1,378	3.0%
Toys R Us Property Co II LLC	Retail	8.50%, 12/1/2017	725	734	728	1.6%
Sub Total Senior Secured First Lien Debt			$10,935	$10,679	$10,411	22.7%

Senior Secured Second Lien Debt - 5.4% (b)
Aspect Software, Inc.	Telecommunications	10.63%, 5/15/2017	$1,302	$1,318	$1,247	2.7%
Claire's Stores, Inc.	Retail	8.88%, 3/15/2019	825	807	367	0.8%
Endeavour International Corp. (d)	Energy: Oil & Gas	12.00%, 6/1/2018	725	708	239	0.5%
Logan's Roadhouse, Inc.	Beverage, Food & Tobacco	10.75%, 10/15/2017	770	743	570	1.2%
Saratoga Resources, Inc. (d)	Energy: Oil & Gas	12.50%, 7/1/2016	885	912	105	0.2%
Sub Total Senior Secured Second Lien Debt			$4,507	$4,488	$2,528	5.4%

Senior Unsecured Debt - 25.7% (b)
APX Group, Inc.	Services: Consumer	8.75%, 12/1/2020	$575	$554	$518	1.1%
Caesar's Entertainment Corp. (a)(d)	Hotel, Gaming & Leisure	10.75%, 2/1/2016	495	451	129	0.3%
Clear Channel Communications	Media: Broadcasting & Subscription	10.00%, 1/15/2018	1,400	1,344	1,127	2.5%
Colt Defense LLC (d)	Aerospace and Defense	8.75%, 11/15/2017	1,253	1,029	367	0.8%
DynCorp International Inc.	Aerospace and Defense	10.38%, 7/1/2017	1,135	1,146	817	1.8%
EarthLink Holdings Corp. (a)	Telecommunications	8.88%, 5/15/2019	279	273	291	0.6%
Gymboree Corp.	Retail	9.13%, 12/1/2018	810	769	308	0.7%
Nuverra Environmental Solutions, Inc.	Environmental Industries	9.88%, 4/15/2018	1,325	1,356	994	2.2%
Ryerson Inc./Joseph T Ryerson & Son, Inc.	Metals & Mining	11.25%, 10/15/2018	1,500	1,532	1,515	3.3%
Seitel, Inc.	Energy: Oil & Gas	9.50%, 4/15/2019	1,575	1,574	1,437	3.1%
Sitel LLC / Sitel Finance Corp	Media: Advertising, Printing & Publishing	11.50%, 4/1/2018	1,450	1,413	1,272	2.8%
Suntech Power Holdings Company, Ltd. (a)(c)	Environmental Industries	3.00%, 5/15/2013	100	112	0	0.0%
Toys R Us Inc.	Retail	10.38%, 8/15/2017	860	820	735	1.6%
UCI International Inc	Automobile	8.63%, 2/15/2019	1,400	1,362	1,246	2.7%
Visant Corp.	Media: Advertising, Printing & Publishing	10.00%, 10/1/2017	1,275	1,237	1,016	2.2%
Sub Total Senior Unsecured Debt			$15,432	$14,972	$11,772	25.7%

Senior Subordinated Debt -7.4% (b)
Affinion Group, Inc.	Media: Advertising, Printing & Publishing	13.50%, 8/15/2018	$816	$717	$359	0.8%
Central Garden and Pet Co.	Retail	8.25%, 3/1/2018	1,246	1,278	1,276	2.8%
Claires Stores, Inc	Retail	10.50%, 6/1/2017	715	712	436	1.0%
DJO Finance, LLC.	Healthcare & Pharmaceuticals	9.75%, 10/15/2017	1,265	1,328	1,297	2.8%
QuickSilver Resources, Inc. (d)	Energy: Oil & Gas	7.13%, 4/1/2016	890	843	2	0.0%
Sub Total Senior Subordinated Debt			$4,932	$4,878	$3,370	7.4%

Equity Securities - 25.2% (b)
Education Management LLC (d)	Services: Consumer	Common stock	2,530	$4	$382	0.8%
Education Management LLC (d)	Services: Consumer	Warrants	1,554	876	498	1.1%
NII Holdings, Inc. (d)	Telecommunications	Common stock	17	768	280	0.6%
Relativity Media, LLC (e)	Media: Diversified & Production	Preferred stock	832	10,400	10,400	22.7%
Sub Total Equity Securities				$12,048	$11,560	25.2%

Investments - Money Market -11.5% (b)
Investments - U.S. Bank Money Market		0.03%	5,267	$5,267	$5,267	11.5%
Sub Total Investments - Money Market				$5,267	$5,267	11.5%

TOTAL INVESTMENTS - 97.9% (b)				$52,332	$44,908	97.9%

(a) Represents a non-qualifying investment as defined under Section 55 (a) of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 8.7% of the Company's portfolio at fair value. As a BDC, the Company can only invest 30% of its portfolio in non-qualifying asstes.
(b) Percentages are based on net assets of $45,850 as of June 30, 2015.
(c) Non-U.S. company. The principal place of business for Suntech Power Holdings Company, Ltd. Is China. Non-income producing as of June 30, 2015.
(d) Non-income producing as of June 30, 2015.

(e) The Class E Units are entitled to PIK dividends at the rate of 12.5% per annum, payable in additional Class E Units. The PIK dividends accrue quarterly in advance on the first day of each quarter, but are only issuable immediately prior to the mandatory redemption of the Class E Units, and are not issuable upon a conversion of the Class E Units to other equity interests of the issuer.

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

SCHEDULE OF INVESTMENTS

(dollars and shares in thousands)

December 31, 2014

Portfolio Company	Industry	Investment Coupon Rate, Maturity Date	Principal No. of Shares	Amortized Cost	Fair Value	% of Net Assets
Senior Secured First Lien Debt - 28.8% (b)
Accuride Corp.	Consumer Goods: Durable	9.50%, 8/1/2018	$1,400	$1,435	$1,442	3.5%
American Media, Inc.	Media: Advertising, Printing & Publishing	11.50%, 12/15/2017	1,320	1,382	1,307	3.2%
APX Group, Inc.	Services: Consumer	6.38%, 12/1/2019	825	825	790	1.9%
Caesars Entertainment Operating Co., Inc. (a)	Hotel, Gaming & Leisure	11.25%, 6/1/2017	860	765	630	1.5%
Cambrium Learning Group, Inc.	Services: Consumer	9.75%, 2/15/2017	1,375	1,392	1,347	3.3%
EarthLink Holdings Corp. (a)	Telecommunications	7.38%, 6/1/2020	40	41	41	0.1%
Endeavour International Corp. (d)	Energy: Oil & Gas	12.00%, 3/1/2018	525	551	578	1.4%
EuraMax International, Inc.	Metals & Mining	9.50%, 4/1/2016	1,475	1,464	1,371	3.4%
Goodman Networks, Inc.	Telecommunications	12.13%, 7/1/2018	800	849	826	2.0%
Kratos Defense & Security Solutions, Inc. (a)	Aerospace and Defense	7.00%, 5/15/2019	1,550	1,325	1,318	3.3%
Ryerson Inc./Joseph T Ryerson & Son, Inc.	Metals & Mining	9.00%, 10/15/2017	1,315	1,376	1,351	3.4%
Toys R Us Property Co II LLC	Retail	8.50%, 12/1/2017	725	736	720	1.8%
Sub Total Senior Secured First Lien Debt			$12,210	$12,141	$11,721	28.8%

Senior Secured Second Lien Debt - 14.0% (b)
Aspect Software, Inc.	Telecommunications	10.63%, 5/15/2017	$1,302	$1,322	$1,230	3.0%
Bon-ton Department Stores, Inc.	Retail	10.63%, 7/15/2017	1,390	1,384	1,383	3.4%
Claire's Stores, Inc.	Retail	8.88%, 3/15/2019	825	805	668	1.6%
Endeavour International Corp. (d)	Energy: Oil & Gas	12.00%, 6/1/2018	725	708	239	0.6%
Logan's Roadhouse, Inc.	Beverage, Food & Tobacco	10.75%, 10/15/2017	770	738	566	1.4%
Radiation Therapy Services, Inc.	Healthcare & Pharmaceuticals	8.88%, 1/15/2017	1,285	1,277	1,298	3.2%
Saratoga Resources, Inc.	Energy: Oil & Gas	12.50%, 7/1/2016	885	897	310	0.8%
Sub Total Senior Secured Second Lien Debt			$7,182	$7,131	$5,694	14.0%

Senior Unsecured Debt - 37.2% (b)
APX Group, Inc.	Services: Consumer	8.75%, 12/1/2020	$575	$553	$486	1.2%
Armored Autogroup, Inc.	Consumer Goods: Durable	9.25%, 11/1/2018	1,250	1,247	1,244	3.1%
Caesar's Entertainment Corp. (a)	Hotel, Gaming & Leisure	10.75%, 2/1/2016	495	475	74	0.2%
Cenveo Corp.	Services: Business	11.50%, 5/15/2017	1,571	1,576	1,430	3.5%
Clear Channel Communications	Media: Broadcasting & Subscription	10.00%, 1/15/2018	1,400	1,335	1,200	2.9%
Colt Defense LLC	Aerospace and Defense	8.75%, 11/15/2017	1,253	1,073	507	1.2%
DynCorp International Inc.	Aerospace and Defense	10.38%, 7/1/2017	1,135	1,148	965	2.4%
EarthLink Holdings Corp. (a)	Telecommunications	8.88%, 5/15/2019	375	366	370	0.9%
Gentiva Health Services, Inc.	Healthcare & Pharmaceuticals	11.50%, 9/1/2018	925	967	984	2.4%
Gymboree Corp.	Retail	9.13%, 12/1/2018	810	764	312	0.8%
Hutchinson Technology, Inc.	High Tech Industries	8.50%, 1/15/2026,	858	819	858	2.1%
		puttable on 01/15/2015
NII Capital Corp. (d)	Telecommunications	10.00%, 8/15/2016	960	921	331	0.8%
Nuverra Environmental Solutions, Inc.	Environmental Industries	9.88%, 4/15/2018	1,325	1,361	795	2.0%
Seitel, Inc.	Energy: Oil & Gas	9.50%, 4/15/2019	1,575	1,574	1,307	3.2%
Sitel LLC / Sitel Finance Corp	Media: Advertising, Printing & Publishing	11.50%, 4/1/2018	1,450	1,413	1,138	2.8%
Suntech Power Holdings Company, Ltd. (a)(c)	Environmental Industries	3.00%, 5/15/2013	100	107	1	0.0%
Toys R Us Inc.	Retail	10.38%, 8/15/2017	860	821	684	1.7%
UCI International Inc	Automobile	8.63%, 2/15/2019	1,400	1,358	1,337	3.3%
Visant Corp.	Media: Advertising, Printing & Publishing	10.00%, 10/1/2017	1,275	1,238	1,106	2.7%
Sub Total Senior Unsecured Debt			$19,592	$19,116	$15,129	37.2%

Senior Subordinated Debt - 9.8% (b)
Affinion Group, Inc.	Media: Advertising, Printing & Publishing	13.50%, 8/15/2018	$816	$707	$612	1.5%
Central Garden and Pet Co.	Retail	8.25%, 3/1/2018	1,400	1,440	1,411	3.4%
Claires Stores, Inc	Retail	10.50%, 6/1/2017	715	711	651	1.6%
DJO Finance, LLC.	Healthcare & Pharmaceuticals	9.75%, 10/15/2017	1,265	1,313	1,265	3.1%
QuickSilver Resources, Inc.	Energy: Oil & Gas	7.13%, 4/1/2016	890	863	71	0.2%
Sub Total Senior Subordinated Debt			$5,086	$5,034	$4,010	9.8%

Equity Securities - 2.1% (b)
Education Management LLC	Services: Consumer	Common stock	874	$880	$874	2.1%
Sub Total Equity Securities				$880	$874	2.1%

Investments - Money Market - 7.7% (b)
Investments - U.S. Bank Money Market		0.03%	3,104	$3,104	$3,104	7.7%
Sub Total Investments - Money Market				$3,104	$3,104	7.7%

TOTAL INVESTMENTS - 99.6% (b)				$47,406	$40,532	99.6%

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

June 30, 2015

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

On August 9, 2011, we filed a registration statement on Form N-2 to sell up to 75,000,000 shares of common stock, $0.001 par value per share, at an initial public offering price of $10.00 per share. The registration statement was declared effective by the SEC on March 1, 2012. We commenced operations when we raised gross offering proceeds of over $1.0 million, all of which was from persons who were not affiliated with us or our manager by one year from the date the registration statement was declared effective by the SEC. Prior to the successful satisfaction of that condition, all subscription payments were placed in an account held by the escrow agent, UMB Bank, N.A., in trust for the benefit of our subscribers, pending release to us. We achieved the minimum offering requirement on July 10, 2012 and commenced operations on such date. As of June 30, 2015, we issued 6.3 million shares of common stock, including 0.3 million shares under our distribution reinvestment plan (“DRIP”) and less 0.09 million shares redeemed under our tender offer. Gross proceeds from our common stock issuances total $63.4 million, including $2.6 million under our DRIP less $0.8 million paid to redeem shares in our quarterly tender offers.

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Fund included herein were prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, necessary for a fair presentation of the results for the interim period. This Form 10-Q should be read in conjunction with the Fund’s annual report on Form 10-K/A for the year ended December 31, 2014, which was filed with the SEC on July 16, 2015. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2015.

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

New Accounting Pronouncements

In May 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-07, “Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent)”. The guidance removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the NAV per share practical expedient. Sufficient information must be provided to permit reconciliation of the fair value of assets categorized within the fair value hierarchy to the amounts presented in the Statements of Assets and Liabilities. The guidance is required to be presented for annual periods beginning after December 15, 2015, and for interim periods within those fiscal years. Management is currently reviewing the requirements and believes the adoption of the ASU will not have a material impact on its financial statements.

In June 2014, the FASB issued ASU No. 2014-11 "Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures." ASU No. 2014-11 makes limited changes to the accounting for repurchase agreements, clarifies when repurchase agreements and securities lending transactions should be accounted for as secured borrowings, and requires additional disclosures regarding these types of transactions. The guidance is effective for fiscal years beginning on or after December 15, 2014, and for interim periods within those fiscal years. Management is currently evaluating the impact these changes will have on the Fund's financial statement disclosures.   Management evaluated the accounting pronouncement and noted no material impact.

In May 2014, the FASB issued ASU No. 2014-09, Revenue with Contracts from Customers. ASU No. 2014-09 provides clarification on the principles to recognize revenue and to develop a common standard between GAAP and IFRS. The standard is effective for the Fund for annual reporting periods beginning after December 15, 2016, including interim periods. In April 2015, the FASB has voted for a one year deferral of the effective date.

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

Our total investment income was $1.4 million and $2.3 million for the three and six months ended June 30, 2015, as compared to $1.0 million and $1.7 million for the three and six months ended June 30, 2014, respectively.

For the six months ended June 30, 2015, eight of the investments in the portfolio did not accrue interest as the issuers were in default of the coupon payment for more than the thirty day grace period. Interest income was accrued through the date of the last coupon payment received for these investments. These eight are Colt Defense LLC, 8.75%, November 15, 2017; Caesars Entertainment Corp, 11.25%, June 1, 2017; Caesars Entertainment Corp, 10.75%, February 1, 2016; Endeavour International Corp., 12%, March 1, 2018; Endeavour International Corp., 12%, June 1, 2018; QuickSilver Resources, Inc., 7.13%, April 1, 2016; Saratoga Resources, Inc., 12.50% July 1, 2016; and Suntech Power Holdings Company, Ltd., 3%, May 15, 2013. Two other investments, Education Management, LLC and NII Holdings were restructured as a private equity instruments, and no longer have income producing attributes.

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

Note 3. Valuation of Portfolio Investments

The investment portfolio is recorded on a trade date basis. The Fund determines the net asset value of its investment portfolio each quarter. Securities that are publicly-traded are valued at the reported closing price on the valuation date. Thirty-six of the forty investments were valued using the closing market price at period end June 30, 2015. The exceptions were the investments in equity and warrants of Education Management LLC; Endeavour International Corp., 12% notes due March 1, 2018; Endeavour International Corp., 12% notes due June 1, 2018; and preferred equity investment in Relativity Media. The market did not have a sufficient amount of trades to use the quoted price for these positions.

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

Level 3: Unobservable inputs for the asset or liability. These investments for the fund are three equity securities, a Senior Secured First Lien Note, and a Senior Secured Lien Note. Two of the equity investments have been issued by a company with terms settled. Their fair value was determined by their relative amount of the total company enterprise value. The other equity investment is being carried at cost since we just completed the transaction. The terms of Senior Secured First Lien Note and Senior Secured Second Lien Note, however, have not been finalized. The fair value was derived from the relative amounts of the notes to the total enterprise value as indicated would be the intended restructuring by the issuer.

In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level of input that is significant to the fair value measurement.

The following table presents fair value measurements of investments, by major class, as of June 30, 2015, according to the fair value hierarchy (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Investments – Money Market	$5,267	$—	$—	$5,267
Senior Secured First Lien Debt	—	9,833	578	10,411
Senior Secured Second Lien Debt	—	2,289	239	2,528
Senior Unsecured Debt	—	11,772	—	11,772
Senior Subordinated Debt	—	3,370	—	3,370
Equity Securities	—	280	11,280	11,560
Total	$5,267	$27,544	$12,097	$44,908

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

During the three month period ended June 30, 2015, Saratoga Resources, Inc., 12.50%, July 1, 2016 was transferred from Level 3 to Level 2.

There were three transfers between levels for the period ended December 31, 2014. One transfer was Education Management, LLC, originally, 15%, July 1, 2018. The interest bearing note was restructured by the company to a non-interest bearing private equity holding. The other transfers were two Endeavour International notes. The first note had a March 1, 2018 maturity date and 12% coupon. The second note had a June 1, 2018 maturity date and 12% coupon.

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

Changes in Level 3 assets measured at fair value for the six months ended June 30, 2015 are as follows:

	Fair Value at December 31, 2014	Purchases (Sales and Settlement)	Amortization and Accretion of Fixed Income Premiums and Discounts	Realized and Unrealized Gains (Losses)	Fair Value at June 30, 2015	Change in Unrealized Gains and (Losses) for Investments held as of June 30, 2015
Senior Secured First Lien Debt	$578	$—	$—	$—	$578	$—
Senior Secured Second Lien Debt	239	—	—	—	239	—
Equity Securities	874	10,400	—	6	11,280	6
Total	$1,691	$10,400	$—	$6	$12,097	$6

Changes in Level 3 assets measured at fair value for the year ended December 31, 2014 are as follows:

	Fair Value at December 31, 2013	Purchases (Sales and Settlement)	Amortization and Accretion of Fixed Income Premiums and Discounts	Realized and Unrealized Gains (Losses)	Fair Value at December 31, 2014	Change in Unrealized Gains and (Losses) for Investments held as of December 31, 2014
Senior Secured First Lien Debt	$539	$25	$—	$14	$578	$14
Senior Secured Second Lien Debt	655	—	—	(416)	239	(416)
Equity Securities	293	648	—	(67)	874	(67)
Total	$1,487	$673	$—	$(469)	$1,691	$(469)

Realized and unrealized gains and losses are included in net realized gain (loss) on investments and net change in unrealized gain (loss) on investments in the Statement of Operations. There was no change in unrealized losses for Level 3 investments still held as of June 30, 2015.

 The following table provides quantitative information regarding Level 3 fair value measurements as of June 30, 2015 (dollars in thousands):

		Valuation	Unobservable		Range
	Fair Value	Technique	Input	Mean	Minimum	Maximum
Senior Secured First Lien Debt	$578	Liquidation	Transaction Value	$578	$578	$578
Senior Secured Second Lien Debt	239	Liquidation	Transaction Value	258	239	275
Equity Securities	11,280	Liquidation	Transaction Value	11,543	11,280	11,816
Total	$12,097

 The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2014 (dollars in thousands):

		Valuation	Unobservable		Range
	Fair Value	Technique	Input	Mean	Minimum	Maximum
Senior Secured First Lien Debt	$578	Liquidation	Transaction Value	$578	$578	$578
Senior Secured Second Lien Debt	239	Liquidation	Transaction Value	258	239	275
Equity Securities	874	Liquidation	Transaction Value	1,143	870	1,416
Total	$1,691

The primary significant unobservable input used in the fair value measurement of the Fund’s equity securities is the completion of an exchange offer by the issuer in October 2014, whereby issuer completed the exchange of 94% of its indebtedness into shares of preferred stock and warrants that represent ownership of 96% of the company. The Fund believes that the value of the notes were artificially depressed by the heavy debt load carried by the issuer, which created a threat of default and bankruptcy. The issuer’s fundamentals for the year ended June 30, 2014 reflect that it had an operating loss only as a result of impairments taken against long-term assets, and that it had a positive cash flow from operations. As a result, the Fund determined that the preferred shares and warrants into which the notes were converted should be worth at least the face value of the notes based upon the recent operating performance of the company. The primary significant unobservable input used in the fair value measurement of the Fund's Senior Secured First Lien and one of the Senior Secured Second Lien was the terms of the restructuring offered by the issuer, not yet final. The primary significant unobservable input used in the fair value measurement of the Fund's other Senior Secured Second Lien was the relevant trades (over $100,000) that occurred during the first two quarters in 2015 in the secondary market.

The composition of the Fund’s investments as of June 30, 2015, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Investments – Money Market	$5,267	$5,267	11.7%
Senior Secured First Lien Debt	10,679	10,411	23.2
Senior Secured Second Lien Debt	4,488	2,528	5.6
Senior Unsecured Debt	14,972	11,772	26.2
Senior Subordinated Debt	4,878	3,370	7.5
Equity Securities	12,048	11,560	25.8
Total	$52,332	$44,908	100.0%

The composition of the Fund’s investments as of December 31, 2014, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Investments – Money Market	$3,104	$3,104	7.7%
Senior Secured First Lien Debt	12,141	11,721	28.9
Senior Secured Second Lien Debt	7,131	5,694	14.0
Senior Unsecured Debt	19,116	15,129	37.3
Senior Subordinated Debt	5,034	4,010	9.9
Equity Securities	880	874	2.2
Total	$47,406	$40,532	100.0%

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

Investment Advisory Agreement

The Fund has entered into an investment advisory agreement with the Manager to manage the Fund’s investment activities. Pursuant to the investment advisory agreement, the Manager implements the Fund’s business strategy on a day-to-day basis and performs certain services for us, subject to oversight by our Board of Directors, or a committee thereof. The Manager is responsible for, among other duties, determining investment criteria, sourcing, analyzing and executing investment transactions, asset sales, financings and performing asset management duties. Under the investment advisory agreement, the Manager is entitled to a base management and incentive fee as outlined in the investment advisory agreement with the Fund. The base management fee is 2% of net assets below $100 million; 1.75% of net assets between $100 million and $250 million; and 1.5% of net assets over $250 million. For the three and six months ended June 30, 2015, the Fund incurred $0.2 million and $0.4 million of base management fees, respectively. For the three and six months ended June 30, 2014, the Fund incurred $0.2 million and $0.3 million of base management fees, respectively.

The incentive fee has two parts. The first part, the subordinated incentive fee on income, is calculated and payable quarterly in arrears based upon the Fund’s “pre-incentive fee net investment income” for the immediately preceding quarter. The subordinated incentive fee on income is 20% of pre-incentive net investment income subject to a quarterly return to investors, expressed as a rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, of 2.0% (8.0% annualized). The second part of the incentive fee, the incentive fee on capital gains, is an incentive fee on capital gains earned on liquidated investments from the portfolio and is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement). This fee equals 20% of the Fund’s incentive fee capital gains, which will equal the Fund’s realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. For the three and six months ended June 30, 2015 and 2014, the Fund did not incur any incentive fees related to net investment income or capital gains.

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

From time to time, the Fund has paid directly certain expenses that were classified as organization or offering expenses that should have been borne by the prior manager and for which the prior manager is obligated to reimburse the Fund. As of June 30, 2015 and December 31, 2014, the unreimbursed amount of organization and offering expenses was $9,000 and $0.2 million, respectively, which amount is included in “Due from related party” on the Fund’s balance sheet as of that date.

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

Under the administration agreement, our Manager will also provide on our behalf managerial assistance to portfolio companies that request such assistance. The amount of reimbursements to our Manager or services charged directly are captured in the Statement of Operations under “Administrative Services”. During the three and six months ended June 30, 2015, the Fund reimbursed the Manager or was charged directly for $0.05 million and $0.1 million in administration expenses under the administration agreement, respectively. During the three and six months ended June 30, 2014, the Fund reimbursed the Manager or was charged directly for $0.01 million and $0.02 million in administration expenses under the administration agreement, respectively.

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

During the six months ended June 30, 2015, the Fund sold 767,007 shares of common stock in its offering for net proceeds of $6.1 million.

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

The following information sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets per share from operations for the three and six months ended June 30, 2015 and 2014 (dollars in thousands except share and per share amounts):

	For the three months ended June 30, 2015	For the three months ended June 30, 2014
Basic and diluted
Net increase (decrease) in net assets resulting from operations	$342	$(579)
Weighted average common shares outstanding	6,199,493	4,054,473
Net increase (decrease) in net assets resulting from operations per share	$0.06	$(0.14)

	For the six months ended June 30, 2015	For the six months ended June 30, 2014
Basic and diluted
Net increase (decrease) in net assets resulting from operations	$523	$(593)
Weighted average common shares outstanding	5,965,660	3,749,965
Net increase (decrease) in net assets resulting from operations per share	$0.09	$(0.16)

The Fund had no potentially dilutive securities as of June 30, 2015 or June 30, 2014, resulting in the same number of shares for basic and diluted.

Note 7. Tender Offer Program

We do not currently intend to list our shares on any securities exchange and do not expect a public market for them to develop in the foreseeable future. Therefore, shareholders should not expect to be able to sell their shares promptly or at a desired price. Beginning with fourth calendar quarter of 2013 and on a quarterly basis thereafter, as approved by the Board of Directors, we intend to offer to repurchase shares of our common stock at a price equal to 90% of our offering price on the date of repurchase. We currently intend to limit the number of shares to be repurchased during any calendar year to 20% of the weighted average number of shares outstanding in the prior calendar year, or 5.0% in each quarter, though the actual number of shares that we offer to repurchase may be less in light of the limitations noted above. We will offer to repurchase such shares on each date of repurchase at a price equal to 90% of our offering price. For the three months ended March 31, 2015, 5,811 treasury shares were repurchased at $8.775 for the total consideration of $0.05 million. A tender offer was conducted in the second quarter but because proper notifications were not distributed to the shareholders in a timely manner, the offer was extended until July 29, 2015 and therefore the number of shares tendered are not reflected on the June 30, 2015. Please see subsequent events for more information.

The following table reflects certain information regarding the tender offers that we have conducted:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percent of Shares Tendered that were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares ('000s) *
March 31, 2014	March 14, 2014	550	100%	$9.135	$5
June 30, 2014	June 27, 2014	34,025	100%	$9.135	319
September 30, 2014	September 30, 2014	38,482	100%	$9.135	346
December 31, 2014	December 30, 2014	6,061	100%	$8.775	55
March 31, 2015	March 30, 2015	5,811	100%	$8.775	51
June 30, 2015	July 29, 2015**	-	-	$-	-
					$776

* The difference between increase in treasury capital and aggregate consideration for repurchased shares is allocated to the capital/owners, equity account dealer fees.

** There were no shares repurchased during the quarter ended June 30, 2015. Additionally, the tender offer date expired on June 30, 2015 but was extended to July 29, 2015 because proper notifications were not distributed to the shareholders timely.

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

As of June 30, 2015, the Fund has accrued $0.2 million in stockholder distributions that were unpaid. This amount with record date of June 29, 2015 and paid on July 15, 2015 has been accrued in the June 30, 2015 financial statements. As of December 31, 2014, the Fund accrued $0.2 million in stockholder distributions that were unpaid. This amount, with record date of December 29, 2014 and paid on January 15, 2015 was accrued in the December 31, 2014 financial statements.

The following tables reflect the distributions per share paid or payable in cash or with the DRIP on the Fund’s common stock to date (dollars in thousands except per share amounts), as well as the source of the distributions:

Source of Distribution by Cash vs. DRIP:

		Net Investment	Realized Gain From	Return of		Paid in
Period	Per Share	Income	Investments	Capital	Total	Cash	DRIP
July 12, 2012 - September 30, 2012	$0.183750	$32	$-	$18	$50	$34	$16
October 1, 2012 - December 31, 2012 *	0.260750	118	-	82	200	123	77
January 1, 2013 -March 31. 2013 *	0.262586	247	47	75	369	221	148
April 1, 2013 - June 30, 2013	0.186504	235	43	27	305	186	119
July 1, 2013 - September 30, 2013	0.186504	244	47	183	474	274	200
October 1, 2013 - December 31, 2013	0.186504	72	258	219	549	345	204
January 1, 2014 - March 31, 2014	0.186504	168	85	379	632	405	227
April 1, 2014 - June 30, 2014	0.186504	372	-	382	754	491	263
July 1, 2014 - September 30, 2014	0.184668	135	29	644	808	511	297
October 1, 2014 – December 31, 2014	0.181452	144	52	748	944	584	360
January 1, 2015 – March 31, 2015	0.179154	153	52	824	1,029	652	377
April 1, 2015 - June 30, 2015	0.179154	705	163	243	1,111	719	392
TOTAL	$2.364034	$2,625	$776	$3,824	$7,225	$4,545	$2,680

* Includes a special distribution of $0.077 per share.

The following table shows the percentage of our distributions which have been funded from net investment income, realized capital gains and paid in capital since the inception of operations:

Percentage of Distributions by Source:

		Net	Realized
		Investment	Gain From	Return of
Period	Per Share	Income	Investments	Capital
July 12, 2012 - September 30, 2012	$0.183750	64%	0%	36%
October 1, 2012 - December 31, 2012	0.260750	59%	0%	41%
January 1, 2013 -March 31. 2013	0.262586	67%	13%	20%
April 1, 2013 - June 30, 2013	0.186504	77%	14%	9%
July 1, 2013 - September 30, 2013	0.186504	51%	10%	39%
October 1, 2013 - December 31, 2013	0.186504	4%	47%	49%
January 1, 2014 - March 31, 2014	0.186504	27%	13%	60%
April 1, 2014 - June 30, 2014	0.186504	46%	0%	54%
July 1, 2014 - September 30, 2014	0.184668	17%	3%	80%
October 1, 2014 – December 31, 2014	0.181467	13%	6%	81%
January 1, 2015 – March 31, 2015	0.179154	15%	5%	80%
April 1, 2015 - June 30, 2015	0.179154	63%	15%	22%

The following table reflects the sources of the distributions on a tax basis that the Fund has paid on its common stock (dollars in thousands) during the six months ended June 30, 2015 and the fiscal years ended December 31, 2014, 2013 and 2012:

	Six months ended		Year ended		Year ended		Year ended
Source of Distributions:	June 30, 2015		December 31, 2014		December 31, 2013		December 31, 2012
Distributions from net investment income	$858	40.1%	$819	26.1%	$798	47.0%	$150	60.0%
Distributions from realized gains	215	10.0%	166	5.3%	395	23.3%	-	0.0%
Distributions from paid In capital	1,067	49.9%	2,153	68.6%	504	29.7%	100	40.0%
TOTAL	$2,140	100.0%	$3,138	100.0%	$1,697	100.0%	$250	100.0%

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

We are in a fund raising stage. As such, we incur offering expenses of 1.5% of the gross offering proceeds. The chart below shows the percentages of distributions from Net Investment Income excluding offering costs:

	Offering Expenses	Net Investment Income excluding offering costs	% Distribution from Net Investment Income excluding offering costs	% Distributions from Realized Gains excluding offering costs	% Distributions from Paid In Capital excluding offering costs
2015	$96	$954	45%	10%	45%
2014	$352	$1,171	37%	5%	58%
2013	$322	$1,120	66%	23%	11%
2012	$142	$292	100%	0%	0%

Note 9.  Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2015 and 2014:

	For the six months ended June 30, 2015	For the six months ended June 30, 2014
Per share data:
Net asset value, beginning of period	$7.34	$8.70

Results of operations (1)
Net investment income	0.14	0.14
Net realized gain on investments	0.04	0.02
Net unrealized loss on investments	(0.09)	(0.32)

Net increase (decrease) in net assets resulting from operations	0.09	(0.16)

Stockholder distributions (2)
Distributions from net investment income	(0.14)	(0.14)
Distributions from realized gains	(0.04)	(0.02)
Distributions from capital	(0.18)	(0.21)
Net decrease in net assets resulting from stockholder distributions	(0.36)	(0.37)

Capital share transactions
Impact from issuance of common stock (3)	0.19	0.15
Net increase in net assets resulting from capital share transactions	0.19	0.15
Net asset value, end of period	$7.26	$8.32
Shares outstanding at end of period	6,313,300	4,067,009
Total return (5)	2.47%	(0.60)%
Ratio/Supplemental data:
Net assets, end of period (in thousands)	$45,850	$33,823
Average net assets (in thousands)	$42,140	$30,091
Ratio of net investment income to average net assets (4)(7)	4.11%	3.62%
Ratio of operating expenses to average net assets (4)(7)	7.02%	7.51%
Portfolio turnover ratio (6)	33.15%	28.75%

(1)	The per share amounts were derived by using the weighted average shares outstanding during the period. There was no expense waiver and reimbursement for the six months ended June 30, 2015 and 2014.
(2)	The per share data for distributions reflects the actual amount of distributions declared per share during the period.
(3)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Fund's continuous offering.
(4)	The ratios are after giving effect to amounts reimbursed by the Manager under an expense reimbursement agreement. See “Note 4 – Related Party Transactions.” For the six months ended June 30, 2015 and 2014, there was no expense waiver and reimbursement.
(5)	Total return is calculated assuming a purchase of shares at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. For the six months ended June 30, 2015 and 2014, there was no expense reimbursement.
(6)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or purchases over the average of the invested assets at fair value. Not annualized.

(7)	Ratios are annualized based on average net assets using current and prior 3 quarters net assets.

Note 10.  Subsequent Events

Management of the Fund has evaluated subsequent events in the preparation of the Fund’s financial statements and has determined that no events require recognition or disclosure in the financial statements except for the following:

On July 30, 2015 Relativity Media, LLC filed for chapter 11 bankruptcy. The Fund made a convertible preferred equity investment that is the senior most equity investment in the capital structure. We are working with the company and the management team via our co-optivist approach to restructure the company’s balance sheet through the bankruptcy process.

On August 10, 2015, the Fund received a notice for mandatory full call from Euramax International, Inc. 9.50%. Senior Secured Second Lien debt due June 1, 2018 at par plus accrued interest.

On May 18th, 2015, the Board of Directors approved a tender offer for 214,082 shares of its issued and outstanding common stock, which represents 5% of the weighted average number of shares outstanding for the calendar year ended December 31, 2014. The offer originally expired on June 30, 2015, but because proper notification was not sent to the shareholders in a timely manner, the offer was extended to July 29, 2015. Subsequent to June 30, 2015, the Fund received tender offer requests for 311,937 shares. Since the amount of repurchase requests exceeded the number of shares the Fund would repurchase, the Fund repurchased shares on a pro rata basis. A total of 27 investors requested to tender their shares and each investor received 69% of their request. The offer is for cash at a price equal to 90% of the offering price on July 29, 2015, which was $8.78. The total dollar amount of this tender offer transaction was $1,878,570.

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

Valuation of Portfolio Investments

The investment portfolio is recorded on a trade date basis. We determine the net asset value of our investment portfolio each quarter. Securities that are publicly-traded are valued at the reported closing price on the valuation date. Thirty-six of the forty investments were valued using the closing market price at period end June 30, 2015. The exceptions were the investment in Education Management LLC, restructured to private equity in the quarter, and the two notes from Endeavour International Corp., one with a 12.00% interest rate and maturity date of June 1, 2018, the second with a 12.00% interest rate and maturity date of March 1, 2018 and Relativity Media, LLC. Endeavour International Corp. made its intent to restructure during the quarter, with the specific terms not yet finalized.

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

Level 3: Unobservable inputs for the asset or liability. These investments for the fund are three equity securities, a Senior Secured First Lien Note, and a Senior Secured Lien Note. Two of the equity investments have been issued by a company with terms settled. Their fair value was determined by their relative amount of the total company enterprise value. The other equity investment is being carried at cost since we just completed the transaction. The terms of Senior Secured First Lien Note and Senior Secured Second Lien Note, however, have not been finalized. The fair value was derived from the relative amounts of the notes to the total enterprise value as indicated would be the intended restructuring by the issuer.

In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level of input that is significant to the fair value measurement.

Revenue Recognition

Securities transactions are accounted for on the trade date. We generate investment income in the form of interest, dividend and fees earned on senior secured loans, senior secured notes, subordinated debt, senior unsecured debt, preferred stock and collateralized securities in our portfolio. The level of income we receive is directly related to the balance of collectible income producing investments multiplied by the weighted average yield of our investments. Coupon interest income is adjusted for the amortization of premiums and accretion of discounts. We record interest income on an accrual basis to the extent that we expect to collect such amounts. We record dividend income on the ex-dividend date.

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

Portfolio and Investment Activity

During the six months ended June 30, 2015, we made $14.8 million of investments in new portfolio companies and had $10.7 million in aggregate amount of exits and repayments, resulting in net investments of $4.1 million for the period. During the six months ended June 30, 2014, we made $15.3 million of investments in new portfolio companies and had $7.3 million in aggregate amount of exits and repayments, resulting in net investments of $8.0 million for the period.

As of June 30, 2015, we have invested an aggregate of approximately $47.1 million in 40 investment positions in 32 portfolio companies. At June 30, 2015, the fair value of our investment positions was $40.6 million (excluding cash and including the accrued interest of $0.9 million). As of such date, our estimated gross annual portfolio current yield was 9.53% and gross annual portfolio yield to maturity was 10.82% based on the purchase price of our investments. The average duration of our portfolio was approximately 2.7 years. During the six months ended June 30, 2015, we exited 9 portfolio companies in full and 1 partially for aggregate sales proceeds of $10.7 million. As of June 30, 2015, we had one portfolio investment in default of payment of its par value at maturity date, Suntech Power Holdings Company, with a fair value of $1 which represented a negligible amount of our total portfolio. As of June 30, 2015, in addition to the investment in maturity date default, seven additional investments had not paid coupon interest as due beyond the thirty day grace period. These investments are Colt Defense LLC, 8.75%, November 15, 2017; Caesars Entertainment Corp, 11.25%, June 1, 2017; Caesars Entertainment Corp, 10.75%, February 1, 2016; Endeavour International Corp., 12%, March 1, 2018; Endeavour International Corp., 12%, June 1, 2018; QuickSilver Resources, Inc., 7.13%, April 1, 2016; and Saratoga Resources, Inc., 12.50% July 1, 2016. Interest on these investments was accrued through the date that the last coupon payment was received. These investments were placed in a nonaccrual status. Two other investments, Education Management, LLC and NII Holdings were restructured as a private equity instruments, and no longer have income producing attributes.

The following table presents our portfolio composition based on fair value as of June 30, 2015:

	As of June 30, 2015
	Percentage of Total Portfolio	Weighted Average Current Coupon Yield
Investments – Money Market	11.7%	—%
Senior Secured First Lien Debt	23.2	9.1
Senior Secured Second Lien Debt	5.6	10.9
Senior Unsecured Debt	26.2	9.9
Senior Subordinated Debt	7.5	9.6
Equity Securities	25.8	n/a
Total	100.0%	9.5%

 As of June 30, 2015, our debt investment portfolio had a yield to maturity of 10.82%, and an average duration of 2.70 years.

The following table presents our portfolio composition based on fair value as of December 31, 2014:

	As of December 31, 2014
	Percentage of Total Portfolio	Weighted Average Current Coupon Yield
Investments – Money Market	7.7%	—%
Senior Secured First Lien Debt	28.9	9.5
Senior Secured Second Lien Debt	14.0	10.5
Senior Unsecured Debt	37.3	9.9
Senior Subordinated Debt	9.9	9.6
Equity Securities	2.2	n/a
Total	100.0%	10.0%

 As of December 31, 2014, our investment portfolio had a yield to maturity of 10.35%, and an average duration of 2.55 years.

The following table shows the portfolio composition by industry grouping at fair value as of June 30, 2015 (dollars in thousands):

	As of June 30, 2015
	Investments at Fair Value	Percentage of Total Portfolio
Media: Advertising, Printing & Publishing	$14,404	32.1%
Investments – Money Market	5,267	11.7
Metals & Mining	4,293	9.5
Retail	3,850	8.6
Automobile	2,624	5.8
Aerospace and Defense	2,596	5.8
Telecommunications	2,523	5.6
Energy: Oil & Gas	2,361	5.3
Services: Consumer	2,198	4.9
Healthcare and Pharmaceuticals	1,297	2.9
Media: Broadcasting & Subscription	1,127	2.5
Environmental Industries	994	2.2
Hotel, Gaming & Leisure	804	1.8
Beverage, Food & Tobacco	570	1.3
Total	$44,908	100.0%

The following table shows the portfolio composition by industry grouping at fair value as of December 31, 2014 (dollars in thousands):

	As of December 31, 2014
	Investments at Fair Value	Percentage of Total Portfolio
Retail	$5,827	14.4%
Media: Advertising, Printing & Publishing	4,163	10.3
Healthcare & Pharmaceuticals	3,547	8.7
Services: Consumer	3,497	8.6
Investments – Money Market	3,104	7.7
Telecommunications	2,798	6.9
Aerospace and Defense	2,790	6.9
Metals & Mining	2,723	6.7
Consumer Goods: Durable	2,686	6.6
Energy: Oil & Gas	2,505	6.2
Services: Business	1,430	3.5
Automobile	1,337	3.3
Media: Broadcasting & Subscription	1,201	3.0
High Tech Industries	858	2.1
Environmental Industries	795	2.0
Hotel, Gaming & Leisure	704	1.7
Beverage, Food & Tobacco	567	1.4
Total	$40,532	100.0%

Our fair value of total investments was $44.9 million as of June 30, 2015 as compared to $40.5 million as of December 31, 2014. The portfolio increase in the three and six months ending June 30, 2015 is mainly due to invested proceeds from continuous investor closings.

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

Operating results for the three and six months ended June 30, 2015 and 2014 are as follows (dollars in thousands):

	For the three months ended June 30, 2015	For the three months ended June 30, 2014
Total investment income	$1,412	$951
Total expenses, net	707	579
Net investment income	705	372
Net realized gains from investments	163	-
Net unrealized depreciation on investments	(526)	(951)
Net increase (decrease) in net assets resulting from operations	$342	$(579)

	For the six months ended June 30, 2015	For the six months ended June 30, 2014
Total investment income	$2,326	$1,661
Total expenses, net	1,468	1,121
Net investment income	858	540
Net realized gains from investments	215	85
Net unrealized depreciation on investments	(550)	(1,218)
Net increase (decrease) in net assets resulting from operations	$523	$(593)

Revenues

We generated investment income of $1.4 million and $2.3 million for the three and six months ended June 30, 2015, as compared to $1.0 million and $1.7 million for the three and six months ended June 30, 2014. Interest revenue was $0.9 million and $1.8 million for the three and six months ended June 30, 2015, as compared to $0.8 million and $1.6 million for the three and six months ended June 30, 2014. The increase in interest revenue in 2015 as compared to 2014 was attributable to an increase in the average size of our debt portfolio, offset by an increase in debt investments placed on non-accrual status. Other income was $0.6 million and $0.6 million for the three and six months ended June 30, 2015, as compared to $0.1 million and $0.1 million for the three and six months ended June 30, 2014. The substantial increase in other income in 2015 as compared to 2014 is the result of fee income derived from an equity investment in Relativity Media in the second quarter of 2015.

Interest from investments is in the form of interest and fees earned on senior secured loans, senior secured notes, subordinated debt, senior unsecured debt and collateralized securities in our debt portfolio. Our debt portfolio constituted approximately 71.8% of investment portfolio at June 30, 2014 (excluding money market investments). The level of income we receive is directly related to the balance of collectible income producing investments multiplied by the weighted average yield of our investments, offset by debt investments held in non-accrual status. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases. With the continuous offerings and periodic closings through April 30, 2015, the assets available for and deployed to investment received a boost. The average balance of the debt portfolio during the three and six months ended June 30, 2015 was significantly higher than the same periods in fiscal 2014, resulting in the increase in interest income. At June 30, 2015, the weighted average coupon yield was 9.5%, as compared to the 10.5% as of June 30, 2014. For the six months ended June 30, 2015, the average net assets were $42.1 million, as compared to $30.1 million for the six months ended June 30, 2014.

For the six months ended June 30, 2015, eight of the investments in the debt portfolio did not accrue interest as the issuers were in default of the coupon payment for more than the thirty day grace period. Interest income was accrued through the date of the last coupon payment received for these investments. These eight are Colt Defense LLC, 8.75%, November 15, 2017; Caesars Entertainment Corp, 11.25%, June 1, 2017; Caesars Entertainment Corp, 10.75%, February 1, 2016; Endeavour International Corp., 12%, March 1, 2018; Endeavour International Corp., 12%, June 1, 2018; QuickSilver Resources, Inc., 7.13%, April 1, 2016; Saratoga Resources, Inc., 12.50% July 1, 2016; and Suntech Power Holdings Company, Ltd., 3%, May 15, 2013. Two other investments, Education Management, LLC and NII Holdings were restructured as a private equity instruments, and no longer have income producing attributes.

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

Expenses

The composition of our operating expenses for the three and six months ended June 30, 2015 and 2014 was as follows (dollars in thousands):

	For the three months ended June 30, 2015	For the three months ended June 30, 2014
Professional fees	$134	$78
Director fees	12	13
Insurance	24	24
Management fees	229	168
Administrative services – related parties	54	12
General and administrative	214	262
Offering expense	40	22
Total operating expenses	$707	$579

	For the six months ended June 30, 2015	For the six months ended June 30, 2014
Professional fees	$230	$136
Director fees	30	27
Insurance	48	47
Management fees	444	335
Administrative services – related parties	108	24
General and administrative	512	416
Offering expense	96	136
Total operating expenses	$1,468	$1,121

For the six months ended June 30, 2015 and 2014, our operating expenses were $1.5 million and $1.1 million, respectively. For the three months ended June 30, 2015 and 2014, our operating expenses were $0.7 million and $0.6 million, respectively. The rise in expenses for the three and six months ended June 30, 2015 as compared to the three and six months ended June 30, 2014, was due to higher management fees, administrative services, professional fees and general and administrative in 2015 as the operation of the Fund have increased. The increase in expenses in the six months ended June 30, 2015 as compared to June 30, 2014 was offset by lower offering expenses as an update to our registration statement was delayed approval, which reduced the gross proceeds in our continuous offering. The amount of offering costs is directly related to the gross offering price of shares sold in the period. Professional fees were lower in 2014, as less legal and audit support was needed.

The management fees for the three and six months ended June 30, 2015 and 2014 remain at 2% of the net asset value. The offering costs are consistent at 1.5% of the gross closing proceeds for the three months ended June 30, 2015 and 2014.

Net Investment Income

Our net investment income totaled $0.7 million and $0.4 million for the three months ended June 30, 2015 and 2014, respectively. Our net investment income totaled $0.9 million and $0.5 million for the six months ended June 30, 2015 and 2014, respectively. Our net investment income is derived from investment income less operating expenses for the period.

The increase in net investment income in the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 is primarily due to an increase in other income derived from an equity investment in Relativity Media, and to a lesser extent by a higher interest earnings on our debt portfolio, which was offset by an increase in operating expenses during each period.

Net Realized Gains or Losses from Investments

For the three and six months ended June 30, 2015, we had $10.2 million and $12.3 million of principal repayments, resulting in $0.2 million and $0.2 million of realized gains, respectively. For the three and six months ended June 30, 2014, we had $3.0 million and $7.3 million of principal repayments, resulting in $0.1 thousand and $0.1 million of realized gains, respectively.

Net Change in Unrealized Appreciation or Depreciation on Investments

For the three and six months ended June 30, 2015, we experienced $0.5 million and $0.6 million of unrealized depreciation, respectively. For the three and six months ended June 30, 2014, we experienced $1.0 million and $1.2 million of unrealized depreciation, respectively. The global bond markets finished the second quarter with negative returns, as a sharp increase in European government bonds set the tone for the rest of the world. In addition, investors began to position for what appears to be a growing likelihood that the U.S. Federal Reserve will start to raise interest rates before the end of 2015. These circumstances had the largest negative impact on the most rate sensitive market segments, including U.S. Treasuries, higher-quality bonds, and longer-term debt. However, the market’s credit sectors— most notably high-yield and emerging-market bonds—outperformed thanks to the backdrop of positive global growth, favorable credit conditions, and investors’ continued appetite for yield. During the second quarter, high-yield bonds enjoyed two solid months in April and May. These were followed by retreating prices in June, prompted by an uptick in defaults and concern about the increasing likelihood of debt-strapped Greece defaulting on its payment of roughly €1.6 billion due to the International Monetary Fund by June 30.

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

Changes in Net Assets from Operations

For the three and six months ended June 30, 2015, we recorded a net increase in net assets resulting from operations of $0.3 million and $0.5 million, respectively. For the three and six months ended June 30, 2015, this increase is mainly due to net investment income of $0.7 million and $0.9 million, respectively, and net realized gain from investment of $0.2 million and $0.2 million, respectively, earned on our portfolio investments, partially offset by net unrealized depreciation of $0.5 million and $0.6 million, respectively. Based on 6,199,493 and 5,965,660 weighted average common shares outstanding for the three and six months ended June 30, 2015, our per share net increase in net assets resulting from operations was $0.06 and $0.09, respectively.

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

Liquidity and Capital Resources

We generate cash primarily from the net proceeds of our ongoing continuous public offering and from cash flows from fees, interest and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. On July 10, 2012, we satisfied our minimum offering requirement of raising gross offering proceeds in excess of $1.0 million from persons who are not affiliated with us or our Manager, and commenced operations. As of June 30, 2015, we had issued 6.4 million shares of common stock, including 0.3 million shares under our distribution reinvestment plan (“DRIP”) less 0.09 million shares redeemed under our tender offer. As of June 30, 2015, we had received gross proceeds from our continuous offering of total $63.4 million, including $2.6 million under our DRIP less $0.8 paid to redeem shares in our quarterly tender offers.

We currently sell our shares on a continuous basis at a current offering price of $9.75; however, to the extent that our net asset value per share increases, we will sell at a price necessary to ensure that our shares are not sold at a price, after deduction of selling commissions and dealer manager fees, that is below our net asset value per share.

Prior to investing in portfolio securities, we invest the net proceeds from our continuous offering primarily in money market funds that invest in U.S. government securities and high-quality debt instruments maturing in one year or less from the time of investment. As of June 30, 2015 and December 31, 2014, we had $5.3 million and $3.1 million, respectively, invested in money market investments pending investment in debt instruments.

For the six months ended June 30, 2015, we experienced a net increase in money market investments of $2.2 million. For the six months ended June 30, 2015, approximately $4.7 million was generated from our financing activities, which primarily consisted of $6.0 million in net offering proceeds received, offset by $1.4 million in distributions. We used approximately $4.7 million of cash in our operating activities primarily as the result of the purchase of new portfolio debt investments of $14.9 million, offset by the receipt of proceeds from the sale of, repayment of and principal payments on portfolio investments of $12.3 million.

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

We are in a fund raising stage. As such, we incur offering expenses of 1.5% of the gross offering proceeds. The chart below shows the percentages of distributions from Net Investment Income excluding offering costs:

	Offering Expenses	Net Investment Income excluding offering costs	% Distribution from Net Investment Income excluding offering costs	% Distributions from Realized Gains excluding offering costs	% Distributions from Paid In Capital excluding offering costs
2015	$96	$954	45%	10%	45%
2014	$352	$1,171	37%	5%	58%
2013	$322	$1,120	66%	23%	11%
2012	$142	$292	100%	0%	0%

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

Assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity, a 100 basis point move in interest rates up or down from their June 30, 2015 levels would result in an increase or decrease in net asset value of $0.4 million or 0.78%.

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

Change in Internal Control over Financial Reporting

During the quarter ending June 30, 2015, we determined that a material weakness in internal control over financial reporting existed relating to the determination of offering expenses that should have been borne by our Fund manager instead of us, and reimbursed to our manager at the rate of 1.5% of gross offering proceeds in accordance with our investment management agreement with the Fund manager, and that the material weakness existed from the fourth quarter of 2013 to the end of fiscal 2014, including at December 31, 2013 and 2014 when management had previously concluded that its internal controls were effective.  In response, in 2015 we implemented additional controls whereby officers will map out financial statement line items to the relevant portions of the agreements with our Fund manager to ensure compliance and proper accounting for amounts due thereunder.  We believe the material weakness has been remediated by the additional controls and procedures that have been implemented.

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

VII Peaks Co-Optivist Income BDC II, Inc.

Date: August 14, 2015	By	/s/ Gurpreet S. Chandhoke
Gurpreet S. Chandhoke
Chairman of the Board of Directors,
Chief Executive Officer and President
(Principal Executive Officer)

VII Peaks Co-Optivist Income BDC II, Inc.

Date: August 14, 2015	By	/s/ Michelle Kleier
Michelle Kleier
Chief Financial Officer,
Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

