Form 10-Q
period 2015-09-30
VII Peaks Co-Optivist Income BDC II, Inc.
filed 2015-11-16
CIK 1527385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding as of November 13, 2015 was 6,153,052.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2015

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share data)

	As of
	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS

Investments, at fair value
Non-controlled/non-affiliate investments (cost of $44,099 and $44,302, respectively)	$32,200	$37,428
Affiliate investments (cost of $2,000 and $0, respectively)	2,000	-
Investments, money market at fair value (cost of $6,489 and $3,104, respectively)	6,489	3,104
Total investments, at fair value	40,689	40,532
Interest receivable	847	1,050
Prepaid expenses	28	18
Origination fee receivable	63	-
Due from related party	87	167
Receivable for common stock purchased	-	614
Total assets	$41,714	$42,381

LIABILITIES
Payable for unsettled trades	$-	$1,340
Revolving line of credit	2,000	-
Interest payable	5	-
Deferred loan fee	58	-
Management fees payable	-	7
Accounts payable and accrued liabilities	321	183
Stockholder distributions payable	366	163
Total liabilities	$2,750	$1,693

NET ASSETS
Preferred stock, par value, $.001 per share, 50,000,000 authorized, none issued and outstanding	$-	$-
Common stock, par value, $.001 per share, 200,000,000 authorized; 6,139,125 and 5,546,292 shares issued and outstanding, respectively	6	6
Paid-in capital in excess of par value	58,481	51,096
Treasury stock at cost, 301,403 and 79,667 shares, respectively	(2,891)	(778)
Accumulated distribution in excess of net investment income and net realized gain on investments	(4,733)	(2,762)
Net unrealized depreciation on investments	(11,899)	(6,874)
Total net assets	38,964	40,688
Total liabilities and net assets	$41,714	$42,381

Net asset value per share	$6.35	$7.34

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended September 30,	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2015	2014	2015	2014

Investment income:
Interest from investments
Non-controlled/non-affiliate investments	$721	$744	$2,308	$2,302
Affiliate investments	20	-	20	-
Dividend income
Non-controlled/non-affiliate investments	107	-	288	-
Affiliate investments	-	-	-	-
Other income
Non-controlled/non-affiliate investments	-	-	558	-
Affiliate investments	3	-	3	103
Total investment income	$851	$744	$3,177	$2,405

Operating expenses:
Professional fees	149	67	379	203
Directors fees	12	10	42	37
Insurance	24	24	72	71
Interest expense	6	-	6	-
Management fees	195	193	639	528
Administrative services - related parties	54	30	162	54
General and administrative	171	158	683	574
Offering expense	-	127	96	263
Total operating expenses	611	609	2,079	1,730

Net investment income	240	135	1,098	675

Realized and unrealized gain (loss) on investments:
Net realized gain from investments	142	28	357	114
Net unrealized depreciation on investments	(4,475)	(2,438)	(5,025)	(3,656)
Net realized and unrealized loss on investments	(4,333)	(2,410)	(4,668)	(3,542)

Net decrease in net assets resulting from operations	$(4,093)	$(2,275)	$(3,570)	$(2,867)

Per share information - basic and diluted:
Net investment income	$0.04	$0.03	$0.18	$0.17
Net decrease in net assets resulting from operations	$(0.66)	$(0.52)	$(0.59)	$(0.72)
Weighted average common shares outstanding	6,193,309	4,365,342	6,058,931	3,962,809

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share and per share data)

(Unaudited)

	For the Nine Months Ended September 30, 2015	For the Nine Months Ended September 30, 2014

Operations:
Net investment income	$1,098	$675
Net realized gain from investments	357	114
Net unrealized depreciation on investments	(5,025)	(3,656)
Net decrease in net assets from operations	(3,570)	(2,867)
Stockholder distributions:
Distributions from net investment income	(1,098)	(675)
Distributions from net realized gain on investments	(357)	(114)
Distributions from paid in capital	(1,971)	(1,405)
Net decrease in net assets from stockholder distributions	(3,426)	(2,194)
Capital share transactions:
Issuance of common stock, net of issuance costs	6,232	15,155
Reinvestment of stockholder distributions	1,153	783
Total investment contributions tranferred in-kind	-	757
Treasury capital/redemptions	(2,113)	(716)
Net increase in net assets from capital share transactions	5,272	15,979

Total increase (decrease) in net assets	(1,724)	10,918
Net assets at beginning of period	40,688	27,424
Net assets at end of period	$38,964	$38,342

Net asset value per common share	$6.35	$7.81
Common shares outstanding at end of period	6,139,125	4,909,423

Accumulated distribution in excess of net investment income and net realized gain on investments	$(4,733)	$(2,015)

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF CASH FLOWS

(in thousands, except share and per share data)

(Unaudited)

	For the Nine Months Ended September 30, 2015	For the Nine Months Ended September 30, 2014

Operating activities:
Net decrease in net assets from operations	$(3,570)	$(2,867)
Adjustments to reconcile net decrease in net assets from operations to net cash used in operating activities:
Paid-in-kind interest income	-	(15)
Paid-in-kind dividend income	(288)	-
Net accretion of discount on investments	38	(61)
Repayments of investments	15,699	10,775
Purchase of investments	(16,892)	(23,250)
Repayments of investments - money market	36,330	25,048
Purchase of investments - money market	(39,712)	(27,963)
Net realized gain from investments	(357)	(114)
Net unrealized (appreciation) depreciation on investments	5,025	3,656
Proceeds from loan fees received	60	-
Accretion of deferred loan fees	(3)	-
(Increase) decrease in operating assets:
Interest receivable	204	(538)
Prepaid expenses	(9)	(20)
Due from related party	79	1,219
Origination fee receivable	(63)	-
Receivable for common stock purchased	614	298
Increase (decrease) in operating liabilities:
Payable for unsettled trades	(1,340)	497
Management fees payable	(7)	(8)
Accounts payable and accrued liabilities	138	277
Interest payable	6	-
Net cash used in operating activities	(4,048)	(13,066)

Financing activities:
Proceeds from issuance of shares of common stock, net	6,232	15,155
Redemption of common stock	-	7
Stockholder distributions	(2,071)	(1,380)
Treasury stock	(2,113)	(716)
Borrowings - Revolving line of credit	2,000	-
Net cash provided by financing activities	4,048	13,066

Net increase in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

Supplemental non-cash information:
DRIP distribution payable	$129	$56
Cash distribution payable	$237	$93
DRIP distribution paid	$1,153	$766

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

SCHEDULE OF INVESTMENTS

(dollars and shares in thousands)

September 30, 2015

(Unaudited)

Portfolio Company	Industry	Investment Coupon Rate, Maturity Date	Principal / No. of Shares	Amortized Cost	Fair Value	% of Net Assets
Senior Secured First Lien Debt - 25.3% (b)
American Media, Inc.	Media: Advertising, Printing & Publishing	11.50%, 12/15/2017	$1,320	$1,368	$1,353	3.5%
Ansgar Media, LLC (f)	Media: Broadcasting & Subscription	12.00%, 9/8/2017	2,000	2,000	2,000	5.1%
APX Group, Inc.	Services: Consumer	6.38%, 12/1/2019	825	825	792	2.0%
Caesars Entertainment Operating Co., Inc. (a)(d)	Hotel, Gaming & Leisure	11.25%, 6/1/2017	860	751	676	1.7%
EarthLink Holdings Corp.	Telecommunications	7.38%, 6/1/2020	40	41	41	0.1%
Endeavour International Corp. (d)	Energy: Oil & Gas	12.00%, 3/1/2018	525	551	578	1.5%
Goodman Networks, Inc.	Telecommunications	12.13%, 7/1/2018	800	840	408	1.1%
Kratos Defense & Security Solutions, Inc.	Aerospace and Defense	7.00%, 5/15/2019	1,112	973	901	2.3%
Ryerson Inc./Joseph T Ryerson & Son, Inc.	Metals & Mining	9.00%, 10/15/2017	1,315	1,361	1,167	3.0%
Titan International Inc.	Automobile	6.88%, 10/1/2020	1,500	1,386	1,257	3.2%
Toys R Us Property Co II LLC	Retail	8.50%, 12/1/2017	725	733	692	1.8%
Sub Total Senior Secured First Lien Debt			$11,022	$10,829	$9,865	25.3%

Senior Secured Second Lien Debt - 5.7% (b)
Aspect Software, Inc.	Telecommunications	10.63%, 5/15/2017	$1,302	$1,316	$1,100	2.8%
Claire's Stores, Inc.	Retail	8.88%, 3/15/2019	825	808	322	0.8%
Endeavour International Corp. (d)	Energy: Oil & Gas	12.00%, 6/1/2018	725	708	239	0.6%
Logan's Roadhouse, Inc.	Beverage, Food & Tobacco	10.75%, 10/15/2017	770	745	508	1.3%
Saratoga Resources, Inc. (d)	Energy: Oil & Gas	12.50%, 7/1/2016	885	912	70	0.2%
Sub Total Senior Secured Second Lien Debt			$4,507	$4,489	$2,239	5.7%

Senior Unsecured Debt - 23.5% (b)
APX Group, Inc.	Services: Consumer	8.75%, 12/1/2020	$575	$555	$486	1.2%
Caesar's Entertainment Corp. (a)(d)	Hotel, Gaming & Leisure	10.75%, 2/1/2016	495	451	129	0.3%
Clear Channel Communications	Media: Broadcasting & Subscription	10.00%, 1/15/2018	1,400	1,349	742	1.9%
Colt Defense LLC (d)	Aerospace and Defense	8.75%, 11/15/2017	1,253	1,029	119	0.3%
DynCorp International Inc.	Aerospace and Defense	10.38%, 7/1/2017	1,135	1,144	812	2.1%
EarthLink Holdings Corp.	Telecommunications	8.88%, 5/15/2019	279	274	287	0.7%
Gymboree Corp.	Retail	9.13%, 12/1/2018	810	771	251	0.6%
Nuverra Environmental Solutions, Inc.	Environmental Industries	9.88%, 4/15/2018	1,325	1,354	775	2.0%
Ryerson Inc./Joseph T Ryerson & Son, Inc.	Metals & Mining	11.25%, 10/15/2018	1,500	1,530	1,425	3.7%
Seitel, Inc.	Energy: Oil & Gas	9.50%, 4/15/2019	1,575	1,574	1,315	3.4%
Suntech Power Holdings Company, Ltd. (c)	Environmental Industries	3.00%, 5/15/2013	100	114	-	0.0%
Toys R Us Inc.	Retail	10.38%, 8/15/2017	860	820	669	1.7%
UCI International Inc	Automobile	8.63%, 2/15/2019	1,400	1,364	1,120	2.9%
Visant Corp.	Media: Advertising, Printing & Publishing	10.00%, 10/1/2017	1,275	1,237	1,042	2.7%
Sub Total Senior Unsecured Debt			$13,982	$13,566	$9,172	23.5%

Senior Subordinated Debt - 8.7% (b)
Affinion Group, Inc.	Media: Advertising, Printing & Publishing	13.50%, 8/15/2018	$816	$722	$428	1.1%
Central Garden and Pet Co. (a)	Retail	8.25%, 3/1/2018	1,246	1,275	1,263	3.2%
Claires Stores, Inc	Retail	10.50%, 6/1/2017	715	713	429	1.1%
DJO Finance, LLC.	Healthcare & Pharmaceuticals	10.75%, 4/15/2020	1,265	1,325	1,265	3.3%
QuickSilver Resources, Inc. (d)	Energy: Oil & Gas	7.13%, 4/1/2016	890	843	-	0.0%
Sub Total Senior Subordinated Debt			$4,932	$4,878	$3,385	8.7%

Equity Securities - 24.5% (b)
Ansgar Media, LLC (d)(f)	Media: Broadcasting & Subscription	Common Stock	-	$-	$-	0.0%
Education Management LLC (d)	Services: Consumer	Common Stock	2,530	5	152	0.4%
Education Management LLC (d)	Services: Consumer	Warrants	1,554	876	728	1.9%
NII Holdings, Inc. (a)(d)	Telecommunications	Common Stock	17	768	108	0.3%
Relativity Media, LLC (d)(e)	Media: Broadcasting & Subscription	Preferred stock	855	10,688	8,551	21.9%
Sub Total Equity Securities				$12,337	$9,539	24.5%

Investments - Money Market - 16.7% (b)
Investments - Morgan Stanley Money Market		0.01%	$502	$502	$502	1.3%
Investments - U.S. Bank Money Market		0.03%	1,388	1,388	1,388	3.6%
Investments - Wells Fargo Money Market		0.01%	4,599	4,599	4,599	11.8%
Sub Total Investments - Money Market				$6,489	$6,489	16.7%

TOTAL INVESTMENTS - 104.4% (b)				$52,588	$40,689	104.4%

(a) Represents a non-qualifying investment as defined under Section 55 (a) of the Investment Company Act of 1940, as amended. Non-qualifying investments represent 8.5% of the Company's portfolio at fair value. As a BDC, the Company can only invest 30% of its portfolio in non-qualifying asstes.

(b) Percentages are based on net assets of $38,964 as of September 30, 2015.

(c) Non-U.S. company. The principal place of business for Suntech Power Holdings Company, Ltd. Is China. Non-income producing as of September 30, 2015.

(d) Non-income producing as of September 30, 2015.

(e) The Class E Units are entitled to PIK dividends at the rate of 12.5% per annum, payable in additional Class E Units. The PIK dividends accrue quarterly in advance on the first day of each quarter, but are only issuable immediately prior to the mandatory redemption of the Class E Units, and are not issuable upon a conversion of the Class E Units to other equity interests of the issuer. We stopped accruing dividends starting July 30, 2015 when Relativity Media LLC and certain of its subsidiaries filed voluntarily petitions under Chapter 11 of the United States Bankruptcy Code. The Class E Units are subject to mandatory redemption at a price equal to $25 per share plus all accrued PIK dividends in 2020 if certain events have occurred by then.

(f) As defined in the 1940 Act, Affiliated Investments are defined as those non-control investments in companies in which we own between 5.0% and 25.0% of the voting securities.

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

September 30, 2015

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

On August 9, 2011, we filed a registration statement on Form N-2 to sell up to 75,000,000 shares of common stock, $0.001 par value per share, at an initial public offering price of $10.00 per share. The registration statement was declared effective by the SEC on March 1, 2012. We commenced operations when we raised gross offering proceeds of over $1.0 million, all of which was from persons who were not affiliated with us or our manager by one year from the date the registration statement was declared effective by the SEC. Prior to the successful satisfaction of that condition, all subscription payments were placed in an account held by the escrow agent, UMB Bank, N.A., in trust for the benefit of our subscribers, pending release to us. We achieved the minimum offering requirement on July 10, 2012 and commenced operations on such date. As of September 30, 2015, we issued 6.4 million shares of common stock, including 0.3 million shares under our distribution reinvestment plan (“DRIP”) and less 0.3 million shares redeemed under our tender offer. Gross proceeds from our common stock issuances total $63.8 million, including $3.0 million under our DRIP less $2.9 million paid to redeem shares in our quarterly tender offers.

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

Investment Classification

The Fund classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in companies in which we own more than 25.0% of the voting securities or maintain greater than 50.0% of the board representation. Under the 1940 Act, “Affiliated Investments” are defined as those non-control investments in companies in which we own between 5.0% and 25.0% of the voting securities. Under the 1940 Act, “Non-affiliated Investments” are defined as investments that are neither Control Investments nor Affiliated Investments.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue with Contracts from Customers. ASU No. 2014-09 provides clarification on the principles to recognize revenue and to develop a common standard between GAAP and IFRS. The standard is effective for the Fund for annual reporting periods beginning after December 15, 2016, including interim periods. In August 2015, the FASB issued ASU 2015-14 which defers the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.

Revenue Recognition

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

For loans and debt securities with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance, we generally will not accrue PIK interest for accounting purposes if the portfolio company valuation indicates that such PIK interest is not collectible. We do not accrue as a receivable interest on loans and debt securities for accounting purposes if we have reason to doubt our ability to collect such interest. Original issue discounts, market discounts or premiums are accreted or amortized using the effective interest method as interest income. We record prepayment premiums on loans and debt securities as interest income

Dividend income is recognized on the ex-dividend date for common equity securities and on an accrual basis for preferred equity securities to the extent that such amounts are expected to be collected or realized. In determining the amount of dividend income to recognize, if any, from cash distributions on common equity securities, we will assess many factors including a portfolio company’s cumulative undistributed income and operating cash flow. Cash distributions from common equity securities received in excess of such undistributed amounts are recorded first as a reduction of our investment and then as a realized gain on investment. We stop accruing interest or dividends on our investments when it is determined that the interest or dividend is not collectible. We assess the collectability of the interest and dividends based on many factors including the portfolio company’s ability to service our loan based on current and projected cash flows as well as the current valuation of the portfolio company’s current total enterprise value. For investments with PIK interest and cumulative dividends, we base income and dividend accruals on the valuation of the PIK notes or securities received from the borrower or the redemption value of the security. If the portfolio company valuation indicates a value of the PIK notes or securities or redemption value that is not sufficient to cover the contractual interest or dividend, we will not accrue interest or dividend income on the notes or securities and will record an allowance for any accrued interest or dividend receivable as a reduction of interest or dividend income in the period we determine it is not collectible.

Our total investment income was $0.9 million and $3.2 million for the three and nine months ended September 30, 2015, as compared to $0.7 million and $2.4 million for the three and nine months ended September 30, 2014, respectively.

For the nine months ended September 30, 2015, nine of the investments in the portfolio did not accrue interest/dividend as the issuers were in default of the coupon payment for more than the thirty day grace period. Interest income/dividend was accrued through the date of the last coupon payment received for these investments. These nine are Colt Defense LLC, 8.75%, November 15, 2017; Caesars Entertainment Corp, 11.25%, June 1, 2017; Caesars Entertainment Corp, 10.75%, February 1, 2016; Endeavour International Corp., 12%, March 1, 2018; Endeavour International Corp., 12%, June 1, 2018; QuickSilver Resources, Inc., 7.13%, April 1, 2016; Saratoga Resources, Inc., 12.50% July 1, 2016; Suntech Power Holdings Company, Ltd., 3%, May 15, 2013; and Relativity Media LLC, preferred stock, 12.50% PIK 05/20/2020. There are four equity investments which are non-income producing as of September 30, 2015. These four are Ansgar Media, LLC, common stock; Education Management, LLC, common stock and warrant; and NII Holdings, Inc., common stock.

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

On August 20, 2013, we terminated our investment management agreement and expense reimbursement agreement with our prior manager, and entered into a new investment management agreement with our current Manager. Our current Manager has not entered into an expense reimbursement agreement with us, but agreed to assume the prior manager’s obligation to pay the $1.3 million which had accrued under the prior manager’s expense reimbursement agreement. In consideration for such assumption, we have agreed to pay our current Manager any amounts otherwise due our prior manager for organization and offering expenses funded by our prior manager, subject to the limitation that such organization and offering costs may only be reimbursed to the extent of 1.5% of offering proceeds.

During the year ended December 31, 2014, our Manager paid in full the due from affiliate balance of $1.3 million plus interest of $0.1 million on such amount at the rate of 7.35% per annum.

Note 3. Valuation of Portfolio Investments

The Fund has adopted FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”) (formerly Statement of Financial Accounting Standards No. 157, Fair Value Measurements), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements.

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

The investment portfolio is recorded on a trade date basis. The Fund determines the net asset value of its investment portfolio each quarter. Securities that are publicly-traded are valued at the reported closing price on the valuation date. Thirty-three of the forty investments were valued using the closing market price at period end September 30, 2015. The other seven investments either were not traded or, if traded, the market did not have a sufficient amount of trades to use the quoted price for these positions. The exceptions were the investments in equity and warrants of Education Management LLC; Endeavour International Corp., 12% notes due March 1, 2018; Endeavour International Corp., 12% notes due June 1, 2018; Ansgar Media, LLC, 12% notes due September 8, 2017 and a common stock investment; and preferred equity investment in Relativity Media LLC.

Securities that are not publicly-traded are valued at fair value as determined in good faith by the Board of Directors, or a committee thereof. In connection with that determination, the Manager will prepare portfolio company valuations using relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, the most recent portfolio company financial statements and forecasts, and valuations prepared by third-party valuation services. With respect to investments for which market quotations are not readily available, the Fund undertakes a multi-step valuation process each quarter, as described below:

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

The following table presents fair value measurements of investments, by major class, as of September 30, 2015, according to the fair value hierarchy (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Investments – Money Market	$6,489	$—	$—	$6,489
Senior Secured First Lien Debt	—	7,287	2,578	9,865
Senior Secured Second Lien Debt	—	2,000	239	2,239
Senior Unsecured Debt	—	9,172	—	9,172
Senior Subordinated Debt	—	3,385	—	3,385
Equity Securities	—	108	9,431	9,539
Total	$6,489	$21,952	$12,248	$40,689

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

During the three month period ended September 30, 2015, there were no transfers between Level 2 and Level 3.

There were three transfers between levels for the year ended December 31, 2014. One transfer was Education Management, LLC, originally, 15%, July 1, 2018. The interest bearing note was restructured by the company to a non-interest bearing private equity holding. The other transfers were two Endeavour International notes. The first note had a March 1, 2018 maturity date and 12% coupon. The second note had a June 1, 2018 maturity date and 12% coupon.

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

Changes in Level 3 assets measured at fair value for the nine months ended September 30, 2015 are as follows:

	Fair Value at December 31, 2014	Purchases (Sales and Settlement)(1)	Amortization and Accretion of Fixed Income Premiums and Discounts	Realized and Unrealized Gains (Losses)	Fair Value at September 30, 2015	Change in Unrealized Gains and (Losses) for Investments held as of September 30, 2015
Senior Secured First Lien Debt	$578	$2,000	$—	$—	$2,578	$—
Senior Secured Second Lien Debt	239	—	—	—	239	—
Equity Securities	874	10,688	—	(2,131)	9,431	(2,131)
Total	$1,691	$12,688	$—	$(2,131)	$12,248	$(2,131)

(1)  Includes purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization, PIK interest, net proceeds from investments sold and principal paydowns received.

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

Realized and unrealized gains and losses are included in net realized gain (loss) on investments and net change in unrealized gain (loss) on investments in the Statement of Operations. The change in unrealized losses for Level 3 investments still held as of September 30, 2015 was $2.1 million.

 The following table provides quantitative information regarding Level 3 fair value measurements as of September 30, 2015 (dollars in thousands):

		Valuation	Unobservable		Range
	Fair Value	Technique	Input	Mean	Minimum	Maximum
Senior Secured First Lien Debt	$2,578	Liquidation	Transaction Value	$2,578	$2,578	$2,578
Senior Secured Second Lien Debt	239	Liquidation	Transaction Value	258	239	275
Equity Securities	9,431	Liquidation	Transaction Value	10,616	9,431	11,800
Total	$12,248

 The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2014 (dollars in thousands):

		Valuation	Unobservable		Range
	Fair Value	Technique	Input	Mean	Minimum	Maximum
Senior Secured First Lien Debt	$578	Liquidation	Transaction Value	$578	$578	$578
Senior Secured Second Lien Debt	239	Liquidation	Transaction Value	258	239	275
Equity Securities	874	Liquidation	Transaction Value	1,143	870	1,416
Total	$1,691

The primary significant unobservable input used in the fair value measurement of Education Management’s 2 equity securities is the completion of an exchange offer by the issuer in October 2014, whereby issuer completed the exchange of 94% of its indebtedness into shares of preferred stock and warrants that represent ownership of 96% of the company. The Fund believes that the value of the notes was artificially depressed by the heavy debt load carried by the issuer, which created a threat of default and bankruptcy. The issuer’s fundamentals for the year ended June 30, 2014 reflect that it had an operating loss only as a result of impairments taken against long-term assets, and that it had a positive cash flow from operations. As a result, the Fund determined that the preferred shares and warrants into which the notes were converted should be worth at least the face value of the notes based upon the recent operating performance of the company. On April 17, 2015, the Fund received a notice for mandatory reorganization from Education Management Corp. to convert each share of Series A-2 preferred stock into 317 shares of common stock. We are still waiting for warrant conversion guidelines. The other preferred equity investment in Relativity Media and its associated PIK is being carried at 80% of the cost based on its recent restructuring activities. Ansgar Media’s senior secured first lien debt is being carried at cost since we just completed the transaction in first week of September 2015. The primary significant unobservable input used in the fair value measurement of Endeavour’s Senior Secured First Lien and one of the Senior Secured Second Lien was the terms of the restructuring offered by the issuer, not yet final.

The composition of the Fund’s investments as of September 30, 2015, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Investments – Money Market	$6,489	$6,489	16.0%
Senior Secured First Lien Debt	10,829	9,865	24.2
Senior Secured Second Lien Debt	4,489	2,239	5.5
Senior Unsecured Debt	13,566	9,172	22.5
Senior Subordinated Debt	4,878	3,385	8.3
Equity Securities	12,337	9,539	23.5
Total	$52,588	$40,689	100.0%

The composition of the Fund’s investments as of December 31, 2014, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Investments – Money Market	$3,104	$3,104	7.7%
Senior Secured First Lien Debt	12,141	11,721	28.9
Senior Secured Second Lien Debt	7,131	5,694	14.0
Senior Unsecured Debt	19,116	15,129	37.3
Senior Subordinated Debt	5,034	4,010	9.9
Equity Securities	880	874	2.2
Total	$47,406	$40,532	100.0%

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

Investment Advisory Agreement

The Fund has entered into an investment advisory agreement with the Manager to manage the Fund’s investment activities. Pursuant to the investment advisory agreement, the Manager implements the Fund’s business strategy on a day-to-day basis and performs certain services for us, subject to oversight by our Board of Directors, or a committee thereof. The Manager is responsible for, among other duties, determining investment criteria, sourcing, analyzing and executing investment transactions, asset sales, financings and performing asset management duties. The investment advisory agreement must be re-approved at least every two years by a majority of the non-interested Board Members. The initial contract was signed on August 20, 2013. On August 17, 2015, the non-interested Board Members re-approved the agreement between the Manager and the Company under the agreement’s existing terms.

Under the investment advisory agreement, the Manager is entitled to a base management and incentive fee as outlined in the investment advisory agreement with the Fund. The base management fee is 2% of net assets below $100 million; 1.75% of net assets between $100 million and $250 million; and 1.5% of net assets over $250 million. For the three and nine months ended September 30, 2015, the Fund incurred $0.2 million and $0.6 million of base management fees, respectively. For the three and nine months ended September 30, 2014, the Fund incurred $0.2 million and $0.5 million of base management fees, respectively.

The incentive fee has two parts. The first part, the subordinated incentive fee on income, is calculated and payable quarterly in arrears based upon the Fund’s “pre-incentive fee net investment income” for the immediately preceding quarter. The subordinated incentive fee on income is 20% of pre-incentive net investment income subject to a quarterly return to investors, expressed as a rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, of 2.0% (8.0% annualized). The second part of the incentive fee, the incentive fee on capital gains, is an incentive fee on capital gains earned on liquidated investments from the portfolio and is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement). This fee equals 20% of the Fund’s incentive fee capital gains, which will equal the Fund’s realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. For the three and nine months ended September 30, 2015 and 2014, the Fund did not incur any incentive fees related to net investment income or capital gains.

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

From time to time, the Fund has paid directly certain expenses that were classified as organization or offering expenses that should have been borne by the prior manager and for which the prior manager is obligated to reimburse the Fund. As of September 30, 2015 and December 31, 2014, the unreimbursed amount of organization and offering expenses was $0.1 million and $0.2 million, respectively, which amount is included in “Due from related party” on the Fund’s Statements of Assets and Liabilities as of that date.

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

Under the administration agreement, our Manager will also provide on our behalf managerial assistance to portfolio companies that request such assistance. The amount of reimbursements to our Manager or services charged directly are captured in the Statement of Operations under “Administrative Services”. During the three and nine months ended September 30, 2015, the Fund reimbursed the Manager or was charged directly for $0.05 million and $0.2 million in administration expenses under the administration agreement, respectively. During the three and nine months ended September 30, 2014, the Fund reimbursed the Manager or was charged directly for $0.03 million and $0.05 million in administration expenses under the administration agreement, respectively.

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

During the nine months ended September 30, 2015, the Fund sold 592,833 shares of common stock in its offering for net proceeds of $6.2 million.

Note 6. Borrowings

Wells Fargo Credit Facility

On August 4, 2015, the Fund entered into an agreement with the Wells Fargo Advisors, LLC for the purpose of obtaining a revolving line of credit. The amount the Fund can borrow is based upon the value of cash deposited in an account at Wells Fargo Advisors, LLC, which serve as collateral for the loan.  On August 28, 2015, the Fund drew down $2.0 million. As of September 30, 2015, the outstanding balance under this credit line was $2.0 million. The interest rate on the outstanding balance is currently 2.75%.

Morgan Stanley Credit Facility

On September 10, 2015, the Fund entered into an agreement with the Morgan Stanley Private Bank, N.A. The amount the Fund can borrow is based upon the value of cash deposited in an account at Morgan Stanley Private Bank, N.A., which serve as collateral for the loan. The maximum amount which the Fund may borrow under the line of credit is $1.8 million. As of September 30, 2015, there was no outstanding balance under this credit line.  The interest rate on borrowings under the line of credit will be determined at the time of the borrowing.

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

The following information sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets per share from operations for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands except share and per share amounts):

	For the three months ended September 30, 2015	For the three months ended September 30, 2014
Basic and diluted
Net increase (decrease) in net assets resulting from operations	$(4,093)	$(2,275)
Weighted average common shares outstanding	6,193,309	4,365,342
Net increase (decrease) in net assets resulting from operations per share	$(0.66)	$(0.52)

	For the nine months ended September 30, 2015	For the nine months ended September 30, 2014
Basic and diluted
Net increase (decrease) in net assets resulting from operations	$(3,570)	$(2,867)
Weighted average common shares outstanding	6,058,931	3,962,809
Net increase (decrease) in net assets resulting from operations per share	$(0.59)	$(0.72)

The Fund had no potentially dilutive securities as of September 30, 2015 or September 30, 2014, resulting in the same number of shares for basic and diluted.

Note 8. Tender Offer Program

We do not currently intend to list our shares on any securities exchange and do not expect a public market for them to develop in the foreseeable future. Therefore, shareholders should not expect to be able to sell their shares promptly or at a desired price. Beginning with the fourth calendar quarter of 2013 and on a quarterly basis thereafter, as approved by the Board of Directors, we intend to offer to repurchase shares of our common stock at a price equal to 90% of our offering price on the date of repurchase. We currently intend to limit the number of shares to be repurchased during any calendar year to 20% of the weighted average number of shares outstanding in the prior calendar year, or 5.0% in each quarter, though the actual number of shares that we offer to repurchase may be less in light of the limitations noted above. We will offer to repurchase such shares on each date of repurchase at a price equal to 90% of our offering price. For the three months ended March 31, 2015, 5,811 treasury shares were repurchased at $8.775 for the total consideration of $0.05 million. A tender offer was conducted in the second quarter but because proper notifications were not distributed to the shareholders in a timely manner, the offer was extended until July 29, 2015 in which, 215,935 treasury shares were repurchased at $8.775 for aggregate consideration of $1.9 million. In the third quarter of 2015, no tender offer was approved by the Board of Directors.

 The following table reflects certain information regarding the tender offers that we have conducted:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percent of Shares Tendered that were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares ('000s) *
March 31, 2014	March 14, 2014	550	100%	$9.135	$5
June 30, 2014	June 27, 2014	34,025	100%	$9.135	319
September 30, 2014	September 30, 2014	38,482	100%	$9.000	346
December 31, 2014	December 30, 2014	6,061	100%	$8.775	55
March 31, 2015	March 30, 2015	5,811	100%	$8.775	51
June 30, 2015	July 29, 2015	215,935	69%	$8.775	1,895
September 30, 2015	September 30, 2015 **	—	—	—	—
					$2,671

* The difference between increase in treasury capital and aggregate consideration for repurchased shares is allocated to the capital/owners, equity account dealer fees.

**The Board of Directors did not declare a tender offer for the quarter ended September 30, 2015.

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

As of September 30, 2015, the Fund has accrued $0.4 million in stockholder distributions that were unpaid. This amount with record date of September 29, 2015 and paid on October 31, 2015 has been accrued in the September 30, 2015 financial statements. As of December 31, 2014, the Fund accrued $0.2 million in stockholder distributions that were unpaid. This amount, with record date of December 29, 2014 and paid on January 15, 2015 was accrued in the December 31, 2014 financial statements.

The following tables reflect the distributions per share paid or payable in cash or with the DRIP on the Fund’s common stock to date (dollars in thousands except per share amounts), as well as the source of the distributions:

Source of Distribution by Cash vs. DRIP:

		Net Investment	Realized Gain From	Return of		Paid in
Period	Per Share	Income	Investments	Capital	Total	Cash	DRIP
July 12, 2012 - September 30, 2012	$0.183750	$32	$-	$18	$50	$34	$16
October 1, 2012 - December 31, 2012 *	0.260750	118	-	82	200	123	77
January 1, 2013 -March 31. 2013 *	0.262586	247	47	75	369	221	148
April 1, 2013 - June 30, 2013	0.186504	235	43	27	305	186	119
July 1, 2013 - September 30, 2013	0.186504	244	47	183	474	274	200
October 1, 2013 - December 31, 2013	0.186504	72	258	219	549	345	204
January 1, 2014 - March 31, 2014	0.186504	168	85	379	632	405	227
April 1, 2014 - June 30, 2014	0.186504	372	-	382	754	491	263
July 1, 2014 - September 30, 2014	0.184668	135	29	644	808	511	297
October 1, 2014 – December 31, 2014	0.181452	144	52	748	944	584	360
January 1, 2015 – March 31, 2015	0.179154	153	52	824	1,029	652	377
April 1, 2015 - June 30, 2015	0.179154	705	163	243	1,111	719	392
July 1, 2015 – September 30, 2015	0.209015	240	142	904	1,286	836	450
TOTAL	$2.573049	$2,865	$918	$4,728	$8,511	$5,381	$3,130

* Includes a special distribution of $0.077 per share.

The following table shows the percentage of our distributions which have been funded from net investment income, realized capital gains and paid in capital since the inception of operations:

Percentage of Distributions by Source:

		Net	Realized
		Investment	Gain From	Return of
Period	Per Share	Income	Investments	Capital
July 12, 2012 - September 30, 2012	$0.183750	64%	0%	36%
October 1, 2012 - December 31, 2012	0.260750	59%	0%	41%
January 1, 2013 -March 31. 2013	0.262586	67%	13%	20%
April 1, 2013 - June 30, 2013	0.186504	77%	14%	9%
July 1, 2013 - September 30, 2013	0.186504	51%	10%	39%
October 1, 2013 - December 31, 2013	0.186504	4%	47%	49%
January 1, 2014 - March 31, 2014	0.186504	27%	13%	60%
April 1, 2014 - June 30, 2014	0.186504	49%	0%	51%
July 1, 2014 - September 30, 2014	0.184668	17%	3%	80%
October 1, 2014 – December 31, 2014	0.181467	15%	6%	79%
January 1, 2015 – March 31, 2015	0.179154	15%	5%	80%
April 1, 2015 - June 30, 2015	0.179154	63%	15%	22%
July 1, 2015 – September 30, 2015	0.209015	19%	11%	70%

The following table reflects the sources of the distributions on a tax basis that the Fund has paid on its common stock (dollars in thousands) during the nine months ended September 30, 2015 and the fiscal years ended December 31, 2014, 2013 and 2012:

	Nine months ended		Year ended		Year ended		Year ended
Source of Distributions:	September 30, 2015		December 31, 2014		December 31, 2013		December 31, 2012
Distributions from net investment income	$1,098	32.1%	$819	26.1%	$798	47.0%	$150	60.0%
Distributions from realized gains	357	10.4%	166	5.3%	395	23.3%	-	0.0%
Distributions from paid In capital	1,971	57.5%	2,153	68.6%	504	29.7%	100	40.0%
TOTAL	$3,426	100.0%	$3,138	100.0%	$1,697	100.0%	$250	100.0%

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

 We are in a fund raising stage. As such, we incur offering expenses of 1.5% of the gross offering proceeds. The chart below shows the percentages of distributions from Net Investment Income excluding offering costs:

	Offering Expenses	Net Investment Income excluding offering costs	% Distribution from Net Investment Income excluding offering costs	% Distributions from Realized Gains excluding offering costs	% Distributions from Paid In Capital excluding offering costs
2015	$96	$1,194	35%	10%	55%
2014	$352	$1,171	37%	5%	58%
2013	$322	$1,120	66%	23%	11%
2012	$142	$292	100%	0%	0%

Note 10.  Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2015 and 2014:

	For the nine months ended September 30, 2015	For the nine months ended September 30, 2014
Per share data:
Net asset value, beginning of period	$7.34	$8.70

Results of operations (1)
Net investment income	0.18	0.17
Net realized gain on investments	0.06	0.03
Net unrealized gain (loss) on investments	(0.83)	(0.92)

Net increase (decrease) in net assets resulting from operations	(0.59)	(0.72)

Stockholder distributions (2)
Distributions from net investment income	(0.18)	(0.17)
Distributions from realized gains	(0.06)	(0.03)
Distributions from capital	(0.33)	(0.35)
Net decrease in net assets resulting from stockholder distributions	(0.57)	(0.55)

Capital share transactions
Impact from issuance of common stock (3)	0.17	0.38
Net increase in net assets resulting from capital share transactions	0.17	0.38
Net asset value, end of period	$6.35	$7.81
Shares outstanding at end of period	6,139,125	4,909,423
Total return (5)	(8.62)%	(4.88)%
Ratio/Supplemental data:
Net assets, end of period (in thousands)	$38,964	$38,342
Average net assets (in thousands)	$42,296	$33,370
Ratio of net investment income to average net assets (4)(7)	3.47%	2.70%
Ratio of operating expenses to average net assets (4)(7)	6.57%	6.94%
Ratio of interest and debt financing expense to average net assets (7)	0.02%	-
Portfolio turnover ratio (6)	41.96%	37.10%

(1)	The per share amounts were derived by using the weighted average shares outstanding during the period. There was no expense waiver and reimbursement for the nine months ended September 30, 2015 and 2014.
(2)	The per share data for distributions reflects the actual amount of distributions declared per share during the period.
(3)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Fund's continuous offering.
(4)	The ratios are after giving effect to amounts reimbursed by the Manager under an expense reimbursement agreement. See “Note 4 – Related Party Transactions.” For the nine months ended September 30, 2015 and 2014, there was no expense waiver and reimbursement.
(5)	Total return is calculated assuming a purchase of shares at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. For the nine months ended September 30, 2015 and 2014, there was no expense reimbursement.
(6)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or purchases over the average of the invested assets, excluding money market investments, at fair value. Not annualized.

(7)	Ratios are annualized based on average net assets using current and prior 3 quarters net assets.

Note 11.  Subsequent Events

Management of the Fund has evaluated subsequent events in the preparation of the Fund’s financial statements and has determined that no events require recognition or disclosure in the financial statements except for the following:

On July 30, 2015, Relativity Media, LLC (“Relativity”) filed a voluntary Chapter 11 case in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The Fund owns 855,079 shares of Series E Preferred Stock of Relativity. On October 19, 2015, Relativity filed an adversary proceeding against VII Peaks Capital, LLC (“VII Peaks”) in the Bankruptcy Court, styled Relativity Fashion, LLC, et al. v. VII Peaks Capital, LLC, Adversary No. 15-1361 (the “Adversary Proceeding”), alleging that VII Peaks breached a commitment to provide $30 million of financing as part of a proposed reorganization of Relativity. VII Peaks is our investment manager. The Fund was not named as a defendant in the Adversary Proceeding. On October 20, 2015, Relativity sought and obtained from the Bankruptcy Court an ex parte temporary restraining order (the “TRO”) that bars VII Peaks and “its agents, servants, officers, employees and attorneys, and all persons in active concert or participation with them from transferring, assigning, encumbering, or taking any other action with respect to any and all funds” in the US Bank and Wells Fargo accounts which belong to the Fund. Neither the Fund nor VII Peaks were provided with prior notice of the hearing on the TRO or was present at the hearing. The two accounts affected by the TRO contained substantially all of the Fund’s assets. The TRO was dissolved pursuant to a Stipulation and Agreed Order entered by the Bankruptcy Court on October 28, 2015, pursuant to which the parties agreed to engage in negotiations to resolve their dispute. As part of the Stipulation, VII Peaks agreed to cause its clients to deposit $3 million in escrow with its counsel while negotiations are pending, of which $2.5 million was provided by the Fund.  The Funds in escrow may be returned if VII Peaks determines that negotiations are concluded with or without a settlement. Relativity’s motion for a temporary restraining order to freeze the Fund’s accounts remains pending, and is set for hearing on November 24, 2015. VII Peaks is defending the case vigorously, and contends, among other things, that the parties never reached a binding agreement on the terms of an investment and that Relativity has suffered no harm since it has obtained alternative financing to replace the financing it contends that VII Peaks did not provide. In response to the motion for temporary restraining order, VII Peaks is also arguing that the Fund’s accounts should not be frozen since it is not even a party in the case and never signed any agreement to make a further investment in Relativity of any nature.

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

Overview

We invest in discounted corporate debt and equity-linked debt and preferred equity securities of companies that have a perceived risk of near term liquidity issues but have solid business fundamentals and prospects, including historical revenue growth, positive cash flow, significant and sustainable market presence, and sufficient asset coverage. With regard to our discounted corporate debt investments, we take a principal position in discounted debt securities with the primary goal of restructuring the terms of the debt to allow the target company to increase its liquidity and strengthen its financial position. Our typical target company has a debt redemption event (typically either a put or maturity event) on average within 24 months of our investment and has experienced a significant decline in its equity value reflective of a highly leverage capital structure or general market conditions. We believe that proactively guiding such companies to restructure their debt will allow them to increase liquidity and free up resources to grow their businesses rather than focusing on managing their debt obligations. We also believe that our involvement can allow the target company more flexibility to explore strategic alternatives, since the terms of the existing debt structure often limits strategic options for the target company.

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

Valuation of Portfolio Investments

We have adopted Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”) (formerly Statement of Financial Accounting Standards No. 157, Fair Value Measurements), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements.

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

The investment portfolio is recorded on a trade date basis. We determine the net asset value of our investment portfolio each quarter. Securities that are publicly-traded are valued at the reported closing price on the valuation date. Thirty-three of the forty investments were valued using the closing market price at period end September 30, 2015. The exceptions were the two equity investments in Education Management LLC, a common stock and a warrant, the two notes from Endeavour International Corp., one with a 12.00% interest rate and maturity date of March 1, 2018, the second with a 12.00% interest rate and maturity date of June 1, 2018, the two investments in Ansgar Media, LLC, one common stock, the second a note with a 12.00% interest rate and maturity date of September 8, 2017 and the preferred equity investment for Relativity Media, LLC.

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

Dividend income is recognized on the ex-dividend date for common equity securities and on an accrual basis for preferred equity securities to the extent that such amounts are expected to be collected or realized. In determining the amount of dividend income to recognize, if any, from cash distributions on common equity securities, we will assess many factors including a portfolio company’s cumulative undistributed income and operating cash flow. Cash distributions from common equity securities received in excess of such undistributed amounts are recorded first as a reduction of our investment and then as a realized gain on investment. We stop accruing interest or dividends on our investments when it is determined that the interest or dividend is not collectible. We assess the collectability of the interest and dividends based on many factors including the portfolio company’s ability to service our loan based on current and projected cash flows as well as the current valuation of the portfolio company’s current total enterprise value. For investments with PIK interest and cumulative dividends, we base income and dividend accruals on the valuation of the PIK notes or securities received from the borrower or the redemption value of the security. If the portfolio company valuation indicates a value of the PIK notes or securities or redemption value that is not sufficient to cover the contractual interest or dividend, we will not accrue interest or dividend income on the notes or securities and will record an allowance for any accrued interest or dividend receivable as a reduction of interest or dividend income in the period we determine it is not collectible.

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

Portfolio and Investment Activity

During the three months ended September 30, 2015, we made $2.0 million of investments in new and existing portfolio companies and had $3.4 million in aggregate amount of exits and repayments, resulting in net repayments of $1.4 million for the period. During the three months ended September 30, 2014, we made $8.0 million of investments in new and existing portfolio companies and had $3.4 million in aggregate amount of exits and repayments, resulting in net investments of $4.6 million for the period.

During the nine months ended September 30, 2015, we made $16.9 million of investments in new and existing portfolio companies and had $15.7 million in aggregate amount of exits and repayments, resulting in net investments of $1.2 million for the period. During the nine months ended September 30, 2014, we made $23.3 million of investments in new and existing portfolio companies and had $10.8 million in aggregate amount of exits and repayments, resulting in net investments of $12.5 million for the period.

As of September 30, 2015, we have invested an aggregate of approximately $41.5 million in 40 investment positions in 31 portfolio companies. At September 30, 2015, the fair value of our investment positions was $35.0 million (excluding money market investments and including the accrued interest and dividends of $0.8 million). As of such date, our estimated gross annual portfolio yield was 5.5% (9.05% on our debt portfolio) and gross annual portfolio yield to maturity was 10.8% (excluding equity investments and non-accrual investments) based on the purchase price of our investments. The average duration of our debt portfolio was approximately 2.6 years. During the nine months ended September 30, 2015, we exited 9 portfolio companies in full and 4 partially for aggregate sales proceeds of $15.7 million. As of September 30, 2015, we had one portfolio investment in default of payment of its par value at maturity date, Suntech Power Holdings Company, with a fair value of $10 which represented a negligible amount of our total portfolio. As of September 30, 2015, in addition to the investment in maturity date default, seven additional debt investments had not paid coupon interest as due beyond the thirty day grace period. These investments are Colt Defense LLC, 8.75%, November 15, 2017; Caesars Entertainment Corp, 11.25%, June 1, 2017; Caesars Entertainment Corp, 10.75%, February 1, 2016; Endeavour International Corp., 12%, March 1, 2018; Endeavour International Corp., 12%, June 1, 2018; QuickSilver Resources, Inc., 7.13%, April 1, 2016; and Saratoga Resources, Inc., 12.50% July 1, 2016. Interest on these investments was accrued through the date that the last coupon payment was received. There are five equity investments which are non-income producing as of September 30, 2015. These five are Ansgar Media, LLC, common stock; Education Management, LLC, common stock and warrant; NII Holdings, Inc., common stock; and Relativity Media LLC, preferred stock.

The following table shows the weighted average yield of our portfolio based on fair value of our investments as of September 30, 2015:

	As of September 30, 2015
	Percentage of Total Portfolio	Weighted Average Current Coupon Yield
Investments – Money Market	16.0%	—%
Senior Secured First Lien Debt	24.2	8.2
Senior Secured Second Lien Debt	5.5	9.0
Senior Unsecured Debt	22.5	9.7
Senior Subordinated Debt	8.3	9.8
Equity Securities	23.5	—
Total	100.0%	6.5	%*

* 6.5% yield is on invested capital and excludes money market investments.

 As of September 30, 2015, our debt investment portfolio had a yield to maturity of 10.8%, and an average duration of 2.57 years.

The following table shows the weighted average yield of our portfolio based on fair value of our investments as of December 31, 2014:

	As of December 31, 2014
	Percentage of Total Portfolio	Weighted Average Current Coupon Yield
Investments – Money Market	7.7%	—%
Senior Secured First Lien Debt	28.9	9.5
Senior Secured Second Lien Debt	14.0	10.5
Senior Unsecured Debt	37.3	9.9
Senior Subordinated Debt	9.9	9.6
Equity Securities	2.2	n/a
Total	100.0%	9.6	%*

* 9.6% yield is on invested capital and excludes money market investments.

 As of December 31, 2014, our investment portfolio had a yield to maturity of 10.35%, and an average duration of 2.55 years.

The following table shows the portfolio composition by industry grouping at fair value as of September 30, 2015 (dollars in thousands):

	As of September 30, 2015
	Investments at Fair Value	Percentage of Total Portfolio
Media: Broadcasting & Subscription	$11,293	27.8%
Investments – Money Market	6,489	16.0
Retail	3,626	8.9
Media: Advertising, Printing & Publishing	2,823	6.9
Metals & Mining	2,592	6.4
Automobile	2,377	5.8
Energy: Oil & Gas	2,202	5.4
Services: Consumer	2,158	5.3
Telecommunications	1,945	4.8
Aerospace and Defense	1,831	4.5
Healthcare and Pharmaceuticals	1,265	3.1
Hotel, Gaming & Leisure	805	2.0
Environmental Industries	775	1.9
Beverage, Food & Tobacco	508	1.2
Total	$40,689	100.0%

The following table shows the portfolio composition by industry grouping at fair value as of December 31, 2014 (dollars in thousands):

	As of December 31, 2014
	Investments at Fair Value	Percentage of Total Portfolio
Retail	$5,827	14.4%
Media: Advertising, Printing & Publishing	4,163	10.3
Healthcare & Pharmaceuticals	3,547	8.7
Services: Consumer	3,497	8.6
Investments – Money Market	3,104	7.7
Telecommunications	2,798	6.9
Aerospace and Defense	2,790	6.9
Metals & Mining	2,723	6.7
Consumer Goods: Durable	2,686	6.6
Energy: Oil & Gas	2,505	6.2
Services: Business	1,430	3.5
Automobile	1,337	3.3
Media: Broadcasting & Subscription	1,201	3.0
High Tech Industries	858	2.1
Environmental Industries	795	2.0
Hotel, Gaming & Leisure	704	1.7
Beverage, Food & Tobacco	567	1.4
Total	40,532	100.0%

Our fair value of total investments was $40.7 million as of September 30, 2015 as compared to $40.5 million as of December 31, 2014. The portfolio increase in the nine months ending September 30, 2015 is mainly due to invested proceeds from continuous investor closings through April 30, 2015, offset by unrealized depreciation in certain investments in the portfolio.

Results of Operations

The results of operations are based on revenue less expenses, adjusted for the impact of the realized gain/loss and change in unrealized gain/loss on our investment portfolio. To the extent that it is expected to be received, revenue is recognized on an accrual basis. Income is earned as coupon interest adjusted for the amortization of premiums and accretion of discounts on the high-yield corporate debt investments. Expenses include professional services, management fees, administrative services, organizational and offering costs and other general and administrative. Realized gains/losses are from investments sold or called at an advantageous price. The unrealized gain/loss is the change in the market price on investments in the portfolio at period end, subject to significant fluctuation.

Operating results for the three and nine months ended September 30, 2015 and 2014 are as follows (dollars in thousands):

	For the three months ended September 30, 2015	For the three months ended September 30, 2014
Total investment income	$851	$744
Total expenses, net	611	609
Net investment income	240	135
Net realized gains from investments	142	28
Net unrealized appreciation (depreciation) on investments	(4,475)	(2,438)
Net increase (decrease) in net assets resulting from operations	$(4,093)	$(2,275)

	For the nine months ended September 30, 2015	For the nine months ended September 30, 2014
Total investment income	$3,177	$2,405
Total expenses, net	2,079	1,730
Net investment income	1,098	675
Net realized gains from investments	357	114
Net unrealized appreciation (depreciation) on investments	(5,025)	(3,656)
Net increase (decrease) in net assets resulting from operations	$(3,570)	$(2,867)

Revenues

We generated investment income of $0.9 million and $3.2 million for the three and nine months ended September 30, 2015, as compared to $0.7 million and $2.4 million for the three and nine months ended September 30, 2014. Interest revenue was $0.7 million and $2.3 million for the three and nine months ended September 30, 2015, as compared to $0.7 million and $2.3 million for the three and nine months ended September 30, 2014. The decrease in interest revenue in 2015 as compared to 2014 was attributable to an increase in debt investments placed on non-accrual status as well as a reallocation of portfolio investments from debt investments to preferred stock investments in 2015. Dividend income was $0.1 million and $0.3 million for the three and nine months ended September 30, 2015, as compared to $0 million for both the three and nine months ended September 30, 2014. The substantial increase in dividend income in 2015 as compared to 2014 was the result of a significant investment made by the Fund in preferred stock of Relativity Media, LLC in 2015, which is entitled to PIK cumulative dividends of 12.5% per annum on our investment amount. However, we ceased accruing dividends on our investment in Relativity Media, LLC as of July 30, 2015, when it entered Chapter 11 proceedings. Other income was $3 thousand and $0.6 million for the three and nine months ended September 30, 2015, as compared to $0 and $0.1 million for the three and nine months ended September 30, 2014. The substantial increase in other income in 2015 as compared to 2014 was attributable to fee income earned on the Fund’s investment in preferred stock in Relativity Media, LLC in 2015.

Interest from debt investments is in the form of interest and fees earned on senior secured loans, senior secured notes, subordinated debt, senior unsecured debt and collateralized securities in our debt portfolio. Our debt portfolio constituted approximately 60.6% of investment portfolio at September 30, 2015 (excluding money market investments). The level of interest income we receive is directly related to the balance of collectible income producing investments multiplied by the weighted average yield of our investments, offset by debt investments held in nonaccrual status. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases. With the continuous offerings and periodic closings through April 30, 2015, the assets available for and deployed to investment received a boost. The average balance of the debt portfolio during the three and nine months ended September 30, 2015 was significantly higher than the same periods in fiscal 2014, although that was offset by an increase in debt investments held on nonaccrual status, thereby resulting in a decrease in interest income in 2015 as compared to 2014. At September 30, 2015, the weighted average coupon yield of our debt investments was 6.5%, as compared to the 10.1% as of September 30, 2014. For the nine months ended September 30, 2015, the average net assets were $42.3 million, as compared to $33.4 million for the nine months ended September 30, 2014.

For the nine months ended September 30, 2015, eight of the investments in the debt portfolio did not accrue interest as the issuers were in default of the coupon payment for more than the thirty day grace period. Interest income was accrued through the date of the last coupon payment received for these investments These nine are Colt Defense LLC, 8.75%, November 15, 2017; Caesars Entertainment Corp, 11.25%, June 1, 2017; Caesars Entertainment Corp, 10.75%, February 1, 2016; Endeavour International Corp., 12%, March 1, 2018; Endeavour International Corp., 12%, June 1, 2018; QuickSilver Resources, Inc., 7.13%, April 1, 2016; Saratoga Resources, Inc., 12.50% July 1, 2016; and Suntech Power Holdings Company, Ltd., 3%, May 15, 2013. At September 30, 2015, there were five equity common stock; Education Management, LLC, common stock and warrant; NII Holdings, Inc., common stock and Relativity Media LLC, preferred stock, none of which accrued dividends as of that date.

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

Expenses

The composition of our operating expenses for the three and nine months ended September 30, 2015 and 2014 was as follows (dollars in thousands):

	For the three months ended September 30, 2015	For the three months ended September 30, 2014
Professional fees	$149	$67
Director fees	12	10
Insurance	24	24
Interest expense	6	—
Management fees	195	193
Administrative services – related parties	54	30
General and administrative	171	158
Offering expense	—	127
Total operating expenses	$611	$609

	For the nine months ended September 30, 2015	For the nine months ended September 30, 2014
Professional fees	$379	$203
Director fees	42	37
Insurance	72	71
Interest expense	6	—
Management fees	639	528
Administrative services – related parties	162	54
General and administrative	683	574
Offering expense	96	263
Total operating expenses	$2,079	$1,730

For the three months ended September 30, 2015 and 2014, our operating expenses were $0.6 million and $0.6 million, respectively. For the nine months ended September 30, 2015 and 2014, our operating expenses were $2.1 million and $1.7 million, respectively. The rise in expenses for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, was due to higher professional fees and general and administrative fees. Since the Fund did not close any new business in the three months ended September 30, 2015, there were no offering expenses incurred. The increase in expenses in the nine months ended September 30, 2015 as compared to September 30, 2014 was offset by lower offering expenses as an update to our registration statement was delayed approval, which reduced the gross proceeds in our continuous offering. The amount of offering costs is directly related to the gross offering price of shares sold in the period. Professional fees were lower in 2014, as less legal and audit support was needed.

The management fees for the three and nine months ended September 30, 2015 and 2014 remain at 2% of the net asset value. The offering costs are consistent at 1.5% of the gross closing proceeds for the three months ended September 30, 2015 and 2014.

Net Investment Income

Our net investment income totaled $0.2 million and $0.1 million for the three months ended September 30, 2015 and 2014, respectively. Our net investment income totaled $1.1 million and $0.7 million for the nine months ended September 30, 2015 and 2014, respectively. Our net investment income is derived from investment income less operating expenses for the period.

The increase in net investment income in the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 is primarily due to an increase in other income derived from an equity investment in Relativity Media, and to a lesser extent by a higher interest earnings on our debt portfolio, which was offset by an increase in operating expenses during each period.

The increase in net investment income in the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 is primarily due to an increase in other income derived from an equity investment in Relativity Media, and to a lesser extent by a higher interest earnings on our debt portfolio, which was offset by an increase in operating expenses during each period.

Net Realized Gains or Losses from Investments

For the three and nine months ended September 30, 2015, we had $3.4 million and $15.7 million of exits and principal repayments, resulting in $0.1 million and $0.4 million of realized gains, respectively. For the three and nine months ended September 30, 2014, we had $3.5 million and $10.8 million of exits and principal repayments, resulting in $0.03 million and $0.1 million of realized gains, respectively.

Net Change in Unrealized Appreciation or Depreciation on Investments

For the three and nine months ended September 30, 2015, we experienced $4.5 million and $5.0 million of unrealized depreciation, respectively. For the three and nine months ended September 30, 2014, we experienced $2.4 million and $3.7 million of unrealized depreciation, respectively. Growing concern about the pace of global growth was the main catalyst behind the risk-off sentiment and falling interest rates during the third quarter of 2015. The devaluation of the Chinese currency was, in many ways, the tipping point as this action triggered heightened nervousness about the global slowdown and the potential for other Asian countries in order to remain competitive. Uncertainty about whether weakness aboard could impact the U.S. economy intensified after September’s weaker- than-expected payroll report. Global equity markets tumbled as a result with the S&P 500 Index suffering one of its worst quarters since 2011, declining 6.44%. Treasury securities were the benefactors of the flight-to-quality with yields falling below 2%.

In addition, during last year we encountered greater than average declines in certain positions that were caused by conditions unique to the company or industry. In particular, we had a number of positions that either initiated a restructuring of their indebtedness (either in Chapter 11 bankruptcy or prepackaged bankruptcy) or announced that they were considering a restructuring. Such announcements generally reduce liquidity in the secondary market creating greater mispricing in underlying bonds. Until the bankruptcy or other restructuring process is complete, it becomes difficult to ascertain whether some of these positions will result in loss of principal or full recovery of principal given their position in the capital structure of the issuer and the underlying asset values. Generally, we expect much higher recoveries or full payment for senior secured first lien type bonds, as compared to senior secured second-lien or unsecured bonds for defaulted bonds.

Changes in Net Assets from Operations

For the three and nine months ended September 30, 2015, we recorded a net decrease in net assets resulting from operations of $4.1 million and $3.6 million, respectively. For the three and nine months ended September 30, 2015, this decrease is mainly due to net unrealized depreciation of $4.5 million and $5.0 million, respectively, partially offset by increase in net investment income of $0.2 million and $1.1 million, respectively, and by net realized gain from investments of $0.1 million and $0.4 million, respectively, earned on our portfolio investments. Based on 6,193,309 and 6,058,931 weighted average common shares outstanding for the three and nine months ended September 30, 2015, our per share net decrease in net assets resulting from operations was $0.66 and $0.59, respectively.

For the three and nine months ended September 30, 2014, we recorded a net decrease in net assets resulting from operations of $2.3 million and $2.9 million, respectively. This decrease is due to the reduction in fair value of our investment portfolio. Consistent with the high yield bond market, the portfolio experienced a market value reduction, with a net unrealized depreciation on investments of $2.4 million for the three months ending September 30, 2014 and $3.7 million for the nine months ending September 30, 2014. Based on 4,365,342 and 3,962,809 weighted average common shares outstanding for the three and nine months ended September 30, 2014, respectively, our per share net decrease in net assets resulting from operations was $0.52 and $0.72, respectively.

Liquidity and Capital Resources

On August 4, 2015, the Fund entered into an agreement with the Wells Fargo Advisors, LLC for the purpose of obtaining a revolving line of credit. The amount the Fund can borrow is based upon the value of cash deposited in an account at Wells Fargo Advisors, LLC, which serve as collateral for the loan.  On August 28, 2015, the Fund drew down $2.0 million. As of September 30, 2015, the outstanding balance under this credit line was $2.0 million. The interest rate on the outstanding balance is currently 2.75%.

On September 10, 2015, the Fund entered into an agreement with the Morgan Stanley Private Bank, N.A. The amount the Fund can borrow is based upon the value of cash deposited in an account at Morgan Stanley Private Bank, N.A., which serve as collateral for the loan. The maximum amount which the Fund may borrow under the line of credit is $1.8 million. As of September 30, 2015, there was no outstanding balance under this credit line.  The interest rate on borrowings under the line of credit will be determined at the time of the borrowing.

We generate cash primarily from the net proceeds of our ongoing continuous public offering and from cash flows from fees, interest and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. On July 10, 2012, we satisfied our minimum offering requirement of raising gross offering proceeds in excess of $1.0 million from persons who are not affiliated with us or our Manager, and commenced operations. As of September 30, 2015, we had issued 6.4 million shares of common stock, including 0.3 million shares under our distribution reinvestment plan (“DRIP”) less 0.3 million shares redeemed under our tender offer. As of September 30, 2015, we had received gross proceeds from our continuous offering of total $63.8 million, including $3.0 million under our DRIP less $2.9 million paid to redeem shares in our quarterly tender offers.

We currently sell our shares on a continuous basis at a current offering price of $9.75; however, to the extent that our net asset value per share increases, we will sell at a price necessary to ensure that our shares are not sold at a price, after deduction of selling commissions and dealer manager fees, that is below our net asset value per share.

Prior to investing in portfolio securities, we invest the net proceeds from our continuous offering primarily in money market funds that invest in U.S. government securities and high-quality debt instruments maturing in one year or less from the time of investment. As of September 30, 2015 and December 31, 2014, we had $6.5 million and $3.1 million, respectively, invested in money market investments pending investment in debt instruments.

For the nine months ended September 30, 2015, we experienced a net increase in money market investments of $3.4 million. For the nine months ended September 30, 2015, approximately $4.0 million was generated from our financing activities, which primarily consisted of $6.2 million in net offering proceeds received, offset by $2.1 million in distributions. We used approximately $4.0 million of cash in our operating activities primarily as the result of the purchase of new portfolio debt investments of $16.9 million, offset by the receipt of proceeds from the sale of, repayment of and principal payments on portfolio debt investments of $15.7 million.

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

We are in a fund raising stage. As such, we incur offering expenses of 1.5% of the gross offering proceeds. The chart below shows the percentages of distributions from Net Investment Income excluding offering costs:

	Offering Expenses	Net Investment Income excluding offering costs	% Distribution from Net Investment Income excluding offering costs	% Distributions from Realized Gains excluding offering costs	% Distributions from Paid In Capital excluding offering costs
2015	$96	$1,194	35%	10%	55%
2014	$352	$1,171	37%	5%	58%
2013	$322	$1,120	66%	23%	11%
2012	$142	$292	100%	0%	0%

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

Assuming that our current financial condition were to remain constant and no actions were taken to alter our existing interest rate sensitivity, a 100 basis point move in interest rates up or down from their September 30, 2015 levels would result in an increase or decrease in net asset value of $0.3 million or 0.78%.

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

Change in Internal Control over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as follows. However, during the quarter ending June 30, 2015, we determined that a material weakness in internal control over financial reporting existed relating to the determination of offering expenses that should have been borne by our Fund manager instead of us, and reimbursed to our manager at the rate of 1.5% of gross offering proceeds in accordance with our investment management agreement with the Fund manager, and that the material weakness existed from the fourth quarter of 2013 to the end of fiscal 2014, including at December 31, 2013 and 2014 when management had previously concluded that its internal controls were effective.  In response, in 2015 we implemented additional controls whereby officers will map out financial statement line items to the relevant portions of the agreements with our Fund manager to ensure compliance and proper accounting for amounts due thereunder.  We believe the material weakness has been remediated by the additional controls and procedures that have been implemented.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

On July 30, 2015, Relativity Media, LLC (“Relativity”) filed a voluntary Chapter 11 case in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The Fund owns 855,079 shares of Series E Preferred Stock of Relativity. On October 19, 2015, Relativity filed an adversary proceeding against VII Peaks Capital, LLC (“VII Peaks”) in the Bankruptcy Court, styled Relativity Fashion, LLC, et al. v. VII Peaks Capital, LLC, Adversary No. 15-1361 (the “Adversary Proceeding”), alleging that VII Peaks breached a commitment to provide $30 million of financing as part of a proposed reorganization of Relativity. VII Peaks is our investment manager. The Fund was not named as a defendant in the Adversary Proceeding. On October 20, 2015, Relativity sought and obtained from the Bankruptcy Court an ex parte temporary restraining order (the “TRO”) that bars VII Peaks and “its agents, servants, officers, employees and attorneys, and all persons in active concert or participation with them from transferring, assigning, encumbering, or taking any other action with respect to any and all funds” in the US Bank and Wells Fargo accounts which belong to the Fund. Neither the Fund nor VII Peaks were provided with prior notice of the hearing on the TRO or was present at the hearing. The two accounts affected by the TRO contained substantially all of the Fund’s assets. The TRO was dissolved pursuant to a Stipulation and Agreed Order entered by the Bankruptcy Court on October 28, 2015, pursuant to which the parties agreed to engage in negotiations to resolve their dispute. As part of the Stipulation, VII Peaks agreed to cause its clients to deposit $3 million in escrow with its counsel while negotiations are pending, of which $2.5 million was provided by the Fund.  The Funds in escrow may be returned if VII Peaks determines that negotiations are concluded with or without a settlement. Relativity’s motion for a temporary restraining order to freeze the Fund’s accounts remains pending, and is set for hearing on November 24, 2015. VII Peaks is defending the case vigorously, and contends, among other things, that the parties never reached a binding agreement on the terms of an investment and that Relativity has suffered no harm since it has obtained alternative financing to replace the financing it contends that VII Peaks did not provide. In response to the motion for temporary restraining order, VII Peaks is also arguing that the Fund’s accounts should not be frozen since it is not even a party in the case and never signed any agreement to make a further investment in Relativity of any nature.

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

VII Peaks Co-Optivist Income BDC II, Inc.

Date: November 16, 2015	By	/s/ Gurpreet S. Chandhoke
Gurpreet S. Chandhoke
Chairman of the Board of Directors,
Chief Executive Officer and President
(Principal Executive Officer)

VII Peaks Co-Optivist Income BDC II, Inc.

Date: November 16, 2015	By	/s/ Michelle Kleier
Michelle Kleier
Chief Financial Officer,
Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

