Form 10-K
period 2015-12-31
VII Peaks Co-Optivist Income BDC II, Inc.
filed 2016-04-14
CIK 1527385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

There is no established market for the Registrant’s shares of common stock. The Registrant is currently conducting an ongoing public offering of its shares of common stock pursuant to a Registration Statement on Form N-2 (File No. 333-166636), which shares are being sold at $9.25 per share as of December 31, 2015, with discounts available for certain categories of purchasers, or at a price necessary to ensure that shares are not sold at a price below net asset value per share.

 The number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding as of April 14, 2016 was 6,223,414.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

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

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2015

Part I

Except as otherwise specified in this annual report on Form 10-K (“Annual Report”), the terms:

•	“we”, “us”, “our” and the “Fund” refer to VII Peaks Co-Optivist TM Income BDC II, Inc., a Maryland Corporation.

ITEM 1. BUSINESS

General

We are a specialty finance company incorporated in Maryland on August 3, 2011. We are an externally managed, non-diversified closed-end management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940, as amended, or (the “1940 Act”).

We are managed by VII Peaks Capital, LLC, or (the “Manager”), which is registered as an investment adviser with the Securities and Exchange Commission, or (the “SEC”). We have elected to be treated for federal income tax purposes as a regulated investment company, or (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”).

On August 9, 2011, we filed a registration statement on Form N-2 to sell up to 75,000,000 shares of common stock, $0.001 par value per share, at an initial public offering price of $10.00 per share. The registration statement was declared effective by the SEC on March 1, 2012. We achieved the minimum offering requirement on July 10, 2012 and commenced operations on such date. As of December 31, 2015, we issued 6.2 million shares of common stock for gross proceeds of $61.3 million, including $3.4 million under our distribution reinvestment plan (“DRIP”). As of April 14, 2016, the public offering price of our common stock was $9.25 per share.

We invest primarily in discounted corporate debt and equity-linked debt securities of public and private companies that trade on the secondary loan market for institutional investors and provide distributions to investors. The debt is generally high-yield and non-investment grade. At the same time, we actively work with the target company’s management to restructure the underlying securities and improve the liquidity position of the target company’s balance sheet. We employ a proprietary “Co-Optivist” TM approach (“cooperative activism”, Co-Optivist TM is a registered trademark of VII Peaks Capital, LLC, or (“VII Peaks”), and is being used with their permission) in executing our investment strategy, which entails proactively engaging the target company management on average 24 months prior to a redemption event (typically a put or maturity event) to create an opportunity for growth in the investments.

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

We also originate debt or preferred equity investments in private companies whose debt or equity securities are not traded on any market. Loan and preferred equity investments will be customized on a conservative basis with a focus on long term credit performance and principal protection. The minimum enterprise value of the target companies in which we invest by originating the debt or preferred equity investment will be less than it is for target companies in which we invest by acquiring debt securities in the over the counter market.

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

Our Manager has an investment committee that is responsible for reviewing, discussing and approving each investment opportunity we seek to pursue. Our investment committee meets to discuss new and existing opportunities and developments on current investments. Our investment committee currently consists of Mr. Chandhoke, our Chief Executive Officer, and Mr. Shea.

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

Our Manager also manages VII Peaks Co-Optivist B Fund I, LLC, VII Peaks Co-Optivist R Fund I, LLC and VII Peaks Co-Optivist B Fund II, LLC, private funds that were formed to conduct private placements of securities and which have substantially similar investment objectives as the Fund. As of December 31, 2015, VII Peaks Co-Optivist B Fund I, LLC, VII Peaks Co-Optivist R Fund I, LLC and VII Peaks Co-Optivist B Fund II, LLC had aggregate net assets of $8.1 million.

The investment objective, strategy and fee structure of the private funds are substantially similar to those of VII Peaks Co-Optivist Income BDC II, Inc. However, the performance of the private funds is not necessarily indicative of our future performance.

Market Opportunity

In the upcoming years, we believe many companies will face maturities and redemptions on significant amounts of outstanding debt and will have to find ways to refinance those obligations. See below a chart compiled from S&P for Investment grade and speculative grade USD Bonds maturing from 2016 to 2034. The chart shows approximately $6.9 trillion of U.S. based investment and speculative grade bonds to mature between 2016 and 2034.

While companies have recently taken advantage of the low-interest rate environment to amend and extend their debt maturities, we believe this is only a temporary push-out of the debt maturity wall without a meaningful reduction in overall outstanding debt. For the foreseeable future, we expect continued low demand for collateralized debt and soft economic growth to keep credit markets tight. The amount of speculative-grade debt (“BB+” and lower) coming due will continue to be a large share of overall maturing debt. Corporate borrowers whose debt carries lower ratings have had difficulty obtaining refinancing and face what we call a “refinancing wall”. As a result, many companies with speculative-grade debt have chosen to amend-and-extend their maturities rather than fully refinancing their debt.

Our strategy is to invest in debt securities that are issued by companies with solid fundamentals and business prospects but who are facing a liquidity shortfall as they approach the “refinancing wall”. We believe that the expertise and experience of the officers of our Manager provide us with the ability to identify debt securities that we believe are currently mispriced in the secondary loan market and thus provide an opportunity for returns as their values recover and appreciate.

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

Below is a summary of our investment and approval process:

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

Determinations in Connection With Offerings

We offer our shares on a continuous basis at a current offering price of $9.25 per share; however, to the extent that our net asset value increases, we will sell at a price necessary to ensure that shares are not sold at a price per share, after deduction of selling commissions and dealer manager fees, that is below the net asset value per share. The closings are typically on a semi-monthly basis. To the extent that the net asset value per share increases subsequent to the last closing, the price per share may increase. Therefore, persons who subscribe for shares of our common stock in our continuous offering must submit subscriptions for a certain dollar amount, rather than a number of shares of common stock and, as a result, may receive fractional shares of our common stock. In connection with each closing on the sale of shares of our common stock offered pursuant to our prospectus on a continuous basis, the Board of Directors or a committee thereof is required within 48 hours of the time that each closing and sale is made to make the determination that we are not selling shares of our common stock at a price which, after deducting selling commissions and dealer manager fees, is below our then current net asset value per share. The Board of Directors or a committee thereof will consider the following factors, among others, in making such determination:

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

Effective for the February 28, 2013 close and onwards, the Pricing Committee of our Board of Directors increased the share price for new investments from $10.00 to $10.15 per share due to an increase in our NAV generated from successful refinancings of portfolio companies. On August 8, 2014, the Pricing Committee of our Board of Directors decreased the share price for new investments from $10.15 to $10.00 per share, and on November 18, 2014 the Pricing Committee of our Board of Directors decreased the share price for new investments from $10.00 to $9.75 per share. On November 24, 2015, the Board of Directors of the Fund and the Pricing Committee of the Board made a final decision to approve a price reduction from $9.75 to $9.25 per share effective for the Funds next closing date and next declared distribution date. The decreases in August and November 2014 and November 2015 were made as a result of reductions in the net asset value per share of the Fund’s common stock, which resulted from three factors: overall declines in the market prices of high yield debt instruments, declines in the market value of specific positions that have defaulted or which the market perceives will need to restructure or the ones that have already been restructured into 144A private placement equity positions for which real pricing is not available, and as a result of distributions made to date in excess of net investment income. The fund has also not been able to raise any additional capital since May of last year due to pending N-2 review by SEC. The Pricing Committee of our Board of Directors is required to reassess our offering price when there is a decrease in NAV per share of more than 5% below our current net offering price, and is required to reduce the offering price where the decrease in the NAV per share is the result of a non-temporary movement in the credit markets or in the value of our assets. Our board reviewed market data regarding movements in the credit markets, and the specific circumstances surrounding each of the positions in our portfolio which had experienced the greatest decline in value, including recent earnings announcements, collateral, priority in the capital structure, and current indications as to the terms of any restructuring. Based on that analysis, the Board of Directors determined that a reduction in our gross offering price to $9.25 per share accurately reflected the extent to which the decline was the result of non-temporary factors in the markets and specific positions as of November 24, 2015. The board has not reevaluated the offering price per share since November 24, 2015, and there is no assurance that the board will not decrease the offering price further at the time it seeks approval of its registration statement.

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

Taxation and Election of a Regulated Investment Company (“RIC”)

We have elected to be treated as a RIC under Subchapter M of the Code effective for our taxable year ended December 31, 2015, and to annually qualify as a RIC thereafter. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income that we distribute to our stockholders from our tax earnings and profits. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gain over realized net long-term capital loss, or the Annual Distribution Requirement. Even if we qualify as a RIC, we generally will be subject to corporate-level U.S. federal income tax on our undistributed taxable income and could be subject to U.S. federal excise, state, local and foreign taxes.

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

Certain Relationship and Related Party Transactions

Conflicts of interest between the operation of the Fund and other activities of the Manager and its affiliates and principals are expected to occur from time to time. The Manager, in its sole judgment and discretion, will try to mitigate such potential adversity by the exercise of its business judgment in an attempt to fulfill its obligations. However, the Manager has not developed, and does not expect to develop, any formal process for resolving conflicts of interest. Such conflicts may include:

Competing Programs

Conflicts of interest between us and the various roles, activities and duties of the Manager and its affiliates may occur from time to time. The Manager, its officers and other affiliates may act as a manager or general partner of other private or public entities, some of whom may have the same or a similar investment objective as the Fund. As a result, conflicts of interest between us and the other activities of the Manager and its affiliates may occur from time to time. None of the agreements or arrangements, including those relating to compensation, between the Fund, the Manager or their affiliates, is the result of arm’s-length negotiations. As a result, there may be conflicts between us, on the one hand, and our Manager, including members of its management team, on the other, regarding the allocation of resources to the management of our day-to-day activities.

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

Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:

•	is organized under the laws of, and has its principal place of business in, the United States;

•	is not an investment company (other than a small business investment company wholly owned by the Fund) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

•	satisfies either of the following:

•	has a market capitalization of less than $250 million or does not have any class of securities listed on a national securities exchange; or

•	is controlled by a business development company or a group of companies including a business development company, the business development company actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result thereof, the business development company has an affiliated person who is a director of the eligible portfolio company.

•	Securities of any eligible portfolio company which we control.

•	Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

•	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

•	Securities received in exchange for or distributed on or with respect to securities described above, or pursuant to the exercise of warrants or rights relating to such securities.

•	Cash, cash equivalents, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment.

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

We are required to file with or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information meeting the informational requirements of the Securities Exchange Act of 1934. You may inspect and copy these reports, proxy statements and other information, as well as the registration statement and prospectus with all related exhibits and schedules at the Public Reference Room of the SEC at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Copies of these reports, proxy and information statements and other information may be obtained, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov , or by writing the SEC’s Public Reference Section, Washington, D.C. 20549-0102. In addition, the SEC maintains an Internet website that contains reports, proxy and information statements and other information filed electronically by us with the SEC at http://www.sec.gov .

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

We expect to continue to authorize and declare distributions with record and payment dates distributions on a monthly basis to our shareholders. Our distributions, if any, will be determined by our Board of Directors. There can be no assurances that we will be able to make distributions or, to the extent we make distributions, the level of distributions declared and paid to our shareholders or our ability to pay distributions. The target companies in which we invest will generally have near-term liquidity issues that make investments in them highly speculative. If one or more of our investments in our target companies is not successful, it may adversely impact our ability to make distributions to shareholders.

Our distributions may exceed our earnings. Therefore, portions of the distributions that we make may represent a return of capital to you for tax purposes that will lower your tax basis in your common stock and reduce the amount of funds we have for investment in targeted assets.

Since the Fall of 2013, our cash distributions to shareholders have been funded partly from capital contributed by shareholders. Prior to the Fall of 2013, a substantial portion of our distributions were funded by expense reimbursements from our then manager, which are subject to recoupment. In August 2013, we replaced our then manager with our current Manager, and our current Manager has not entered into an expense support agreement with us. As a consequence, we do not expect to generate net investment income sufficient to support our projected dividends unless our current Manager enters into an expense support agreement with us, our mix of interest and dividend paying assets increase, or until our expense ratio decreases, which we do not expect will happen until we have significantly more assets than we do at present.

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

The tightening of the US monetary policy through the increase in Fed interest rate, which has been anticipated for several months, finally began in December 2015. The increase in the Fed rate can have a negative effect on our investments by making it harder and more expensive to refinance capital structures or even obtain financing.

In December, the Fed raised the fed funds rate for the first time in nine years, and projected four rate hikes throughout the year. Per the Fed’s original statement, interest rates will rise at a slow (.25%) but steady pace. However, due to the drop in both equities and fixed income at the beginning of 2016, the Fed has recently indicated they might hold off raising rates any further in the near term due to the recent volatility in the markets and continued depressed oil prices. Default rates in the US high yield market currently stand around 4%, according to Moody’s. The ratings company forecasts that the measure will rise to 5.05 % by the end of the year 2016 in the best-case scenario, and could jump as high as 14.9 % under the most pessimistic projection. The Fed is looking to tighten U.S. policy as central banks abroad maintain or increase stimulus. Officials, including St. Louis Fed President James Bullard and Atlanta Fed President Dennis Lockhart, recently said policy makers may raise rates as soon as their April 26-27 meeting, as gauges of U.S. inflation and economic growth improve. Recently the Fed announced they were going to suspend rate hikes until stronger economic data and oil stabilization hits the markets. The average yield on a U.S. junk bond is now around 8.45%, according to Bank of America Merrill Lynch indexes, about the mean of the last 10 years. There can be no guarantee the Fed will raise rates at the pace they proposed nor can there be any assurance that the Fed will make sound decisions as to when to raise rates. The increase in interest rates could have a negative effect on our investments.

High volatility in both bond and equity markets as well as slowing global growth could have a material effect on the companies we invest in.

Global equity and debt markets continued its erratic behavior with extreme volatility in the final quarter of the year and start of 2016. In December, the Fed raised the Fed funds rate for the first time in nine years, and projected four rate hikes throughout the year. The market is pricing in the next rate hike for 2017. By some estimates, there’s nearly $7 trillion in negative-yielding debt in a dozen countries, including Switzerland, Germany, Sweden, Finland, Denmark and Belgium. The latest central bank to move to negative yields was the Bank of Japan. And Sweden spooked markets recently when it went even deeper into negative territory. As stated above, the current US high yield default rate stands around 4% and is expected to rise to anywhere between 5.02% to 14.9% due to the coming wave of corporate defaults, primarily from energy companies and the metals and mining industries. The S&P 500 Index decline is due in part to the high correlation with oil prices, the rising rate credit environment and weak global economic growth, thus creating a highly volatile Global economic landscape. This could have a material adverse effect on the financial markets and economic conditions in the United States and the rest of the world. It could also limit our ability and the ability of our portfolio companies to obtain financing, and it could have a material adverse effect on the valuation of our portfolio companies. Consequently, the continued uncertainty in the general economic environment, as well in specific economies of several individual geographic markets in which our portfolio companies operate, could adversely affect our business, financial condition and results of operations.

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

To the extent that an investment is not traded, we determine the fair value of the investment by analyzing various fundamental factors, including the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to comparable publicly-traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these infrequently traded securities existed.

Where a security is traded on a market, including the over-the-counter secondary market for institutional investors described above, we normally value the security using only market data, even if the market data consists solely of bid and ask quotes rather than actual trades, and we disregard fundamental factors that may suggest a different value. The over the counter market for high yield securities has recently suffered distress due to investor redemptions from high yield debt funds as well as the forced liquidation of a major high yield debt fund, which has caused the fair value of many of our investments to deviate materially from the values that we estimate internally based on fundamental factors. Due to these uncertainties, our fair value determinations may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize upon the sale of one or more of our investments.

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

We are subject to regulations not applicable to private companies, including provisions of the Sarbanes-Oxley Act and the related rules and regulations promulgated by the SEC. Our management was required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and rules and regulations of the SEC thereunder. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis, to evaluate and disclose changes in our internal control over financial reporting. As a recently-formed company, developing an effective system of internal controls may require significant expenditures, which may negatively impact our financial performance and our ability to make distributions. This process will also result in a diversion of management’s time and attention. We cannot be certain as to the timing of the completion of our evaluation, testing and remediation actions or the impact of the same on our operations and we may not be able to ensure that the process is effective or that our internal control over financial reporting is or will be effective in a timely manner. In the event that we are unable to develop or maintain an effective system of internal controls and maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

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

We may in the future identify additional internal control deficiencies that could rise to the level of a material weakness or uncover errors in our financial reporting, and such material weaknesses could have a material adverse effect on the accuracy, timeliness and reliability of our financial reporting, which may have an adverse effect on our financial condition and results of operation as well as the price of our common stock.

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

In addition, the officers of Arete Wealth Management, LLC (“Arete”) may also be involved in other ventures, some of which may compete with us for investment opportunities.

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

Conflicts of interest between us and the various roles, activities and duties of the Manager and its affiliates may occur from time to time. The Manager, its officers and other affiliates may act as a manager or general partner of other private or public entities, some of whom may have the same or a similar investment objective as the Fund. As a result, conflicts of interest between us and the other activities of the Manager and its affiliates may occur from time to time. None of the agreements or arrangements, including those relating to compensation, between us, the Manager or their affiliates, is the result of arm’s-length negotiations.

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

To the extent we borrow funds the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.

Borrowings, also known as leverage, magnify the potential for gain or loss on invested equity capital. To the extent we use leverage to partially finance our investments, you will experience increased risks associated with investing in our securities. We may borrow from banks and other lenders, and may issue debt securities or enter into other types of borrowing arrangements in the future. Our loan agreements may contain financial and operating covenants that could restrict our business activities. Breach of any of those covenants could cause a default under those instruments. Such a default, if not cured or waived, could have a material adverse effect on us. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause our net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions to our stockholders. Leverage is generally considered a speculative investment technique. At December 31, 2015, we had a leverage of $4.5 million which represents almost 16% of our net assets.

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

Revenue from our investments may not be guaranteed .

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

We have made a significant investment in Relativity Media, LLC, which is in Chapter 11 proceedings.

In May 2015, we made a $10.4 million investment in the Series E Preferred Stock of Relativity Media, LLC, or Relativity. In July 2015, Relativity filed for bankruptcy under Chapter 11 of the Bankruptcy Code. In November 2015, Relativity filed a plan of reorganization in its Chapter 11 case, under which no class of equity security, including the Series E Preferred Stock, received anything under the plan. We filed an objection to the plan. Our objection to the plan was withdrawn at the confirmation hearing after we reached a settlement with Relativity under which we (and other funds managed by our manager) would receive warrants in the reorganized debtor and film distribution rights in consideration for a new $5 million loan to the reorganized debtor. The plan, as amended, was approved by the bankruptcy court on March 18, 2016. Even though the assets to be received in the settlement are in consideration for the dismissal of our objection to Relativity’s plan, insofar as it provided no consideration to the Series E preferred stock held by us, we have elected to value our investment in Relativity at zero because the settlement has not been approved by the bankruptcy court.

We may be subject to litigation claims from Relativity.

In October 2015, Relativity filed an adversary proceeding against VII Peaks Capital, LLC, our investment manager, in the Bankruptcy Court alleging that our manager breached a commitment to provide $30 million of financing as part of a proposed reorganization of Relativity. We were not named as a defendant in the adversary proceeding. On October 20, 2015, Relativity sought and obtained from the Bankruptcy Court an ex parte temporary restraining order, or TRO, that bars VII Peaks and “its agents, servants, officers, employees and attorneys, and all persons in active concert or participation with them from transferring, assigning, encumbering, or taking any other action with respect to any and all funds” in our US Bank and Wells Fargo accounts. Neither we nor VII Peaks were provided with prior notice of the hearing on the TRO or was present at the hearing. The two accounts affected by the TRO contained substantially all of our assets at the time. The TRO was dissolved pursuant to a Stipulation and Agreed Order entered by the Bankruptcy Court on October 28, 2015, pursuant to which the parties agreed to engage in negotiations to resolve their dispute. As part of the Stipulation, VII Peaks agreed to cause its clients to deposit $3 million in escrow with its counsel while negotiations are pending, of which $2.5 million was provided by us.  The funds in escrow have since been returned to us. It is not clear at this time if the lawsuit will be pursued, as our manager has reached a settlement with Relativity. However, the settlement has not been finally documented, and is subject to bankruptcy court approval. If the settlement is not approved by the court, Relativity’s claims will be assigned to a trust established for its creditors under its plan of reorganization. In the event the creditors trust elects to continue the case, VII Peaks intends to defend the case vigorously. VII Peaks contends, among other things, that the parties never reached a binding agreement on the terms of an investment and that Relativity has suffered no harm since it has obtained alternative financing to replace the financing it contends that VII Peaks did not provide.

Risks Related to Our Continuous Offering and Our Shares

If we are unable to raise substantial funds in our continuous “best efforts” offering, we will be limited in the number and type of investments we may make, and the value of your investment in us may be reduced in the event our assets under-perform .

Our continuous offering is being made on a best efforts basis, whereby Arete and any selected dealers who enter into agreements with Arete are only required to use their best efforts to sell our shares and have no firm commitment or obligation to purchase any of our shares. Furthermore, we were not able to complete the comment review process with respect to the annual amendment to our Form N-2 registration statement for fiscal 2015, and therefore have not been able to issue any shares in our continuous offering since April 30, 2015. Our inability to obtain approval of our Form N-2 amendment in 2015 was due to issues that arose from a material weakness in our internal controls that we discovered in 2015, which has since been remedied, as well as uncertainties regarding the valuation of a material investment we made in Relativity in 2015. To the extent that less than the maximum number of shares is sold, the opportunity for diversification of our investments may be decreased and the returns achieved on those investments may be reduced as a result of allocating all of our expenses among a smaller capital base.

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

In the fiscal years ended 2014 and 2015, the net asset value of our common stock decreased to an amount more than 5% below our then current offering price. The declines resulted from three factors: overall declines in the market prices of high yield debt instruments, declines in the market value of specific positions that have defaulted or which the market perceives will need to restructure or the ones that have already been restructured into 144A private placement equity positions for which real pricing is not available, and as a result of distributions made to date in excess of net investment income. The Pricing Committee of our Board of Directors reviewed market data regarding movements in the credit markets, and the specific circumstances surrounding each of the positions in our portfolio which had experienced the greatest decline in value, including recent earnings announcements, collateral, priority in the capital structure, and current indications as to the terms of any restructuring. Based on that analysis, the Board of Directors determined that a reduction in our gross offering price to $9.75 per share in 2014 and then to $9.25 in 2015 accurately reflected the extent to which the decline was the result of non-temporary factors in the markets and specific positions. However, the current offering price of $9.25 is more than 5% greater than the net asset value per share of our common stock. Therefore, investors in our common stock will experience immediate dilution of their investments.

If we are unable to raise substantial funds in our continuous “best efforts” offering, our distributions may continue to constitute a return of capital or we may have to reduce our distribution rate.

Since we have commenced operations, we have implemented a policy of declaring monthly distributions at an annual distribution rate of 7.35% per annum of our offering price. Our distributions have not been based on our investment performance. Prior to September 2013, our distributions were supported by our Manager in the form of operating expense support payments to us, and a portion of our distributions constituted a return of capital. Since September 2013, we have not had an expense support agreement with our Manager and as a result a greater portion of our distributions have constituted a return of capital. We expect to continue paying distributions at the same distribution rate, and that a substantial part of those distributions will constitute a return of capital for the foreseeable future. Furthermore, our ability to generate net investment income sufficient to cover our monthly dividend has been hindered by the fact that we have a number of portfolio investments that are on non-accrual status, and because we hold more equity investments that do not generate regular interest or dividend income. Our distributions will continue to constitute a return of capital until our net investment income is sufficient to support our distribution rate, which will probably not occur until our Manager enters into an expense support agreement with us, our mix of interest and dividend paying assets increase, or our assets increase enough to lower our expense ratio, which we do not expect to occur until we have significantly more net assets than we do at present.

Our continuous offering is being made on a best efforts basis, whereby Arete and any selected dealers who enter into agreements with Arete are only required to use their best efforts to sell our shares and have no firm commitment or obligation to purchase any of our shares. If we are unable to increase our net assets to a level sufficient to make our distributions from investment income, we may have to reduce our distribution rate. If we do not increase our net assets sufficiently, and do not decrease our distribution rate, a substantial part of our distributions will continue to constitute a return of capital, which will decrease the net asset value per share of our common stock.

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

Prior to the completion of a liquidity event, our tender offer program provides a limited opportunity for investors to achieve liquidity, subject to certain restrictions and limitations, at a price which may reflect a discount from the purchase price they paid for their shares being repurchased. However, we suspended our tender offer program in the third quarter of 2015, and have not determined when we will resume the tender offer program. Unless and until we resume the tender offer program, or effect another type of liquidity event, shareholders will not have any realistic options to liquidate their shares.

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

Our ability to successfully conduct our continuous offering is dependent, in part, on the ability of Arete to successfully establish, operate and maintain a network of broker-dealers.

The success of our public offering, and correspondingly our ability to implement our business strategy, is dependent upon the ability of Arete to establish and maintain a network of licensed securities broker-dealers and other agents to sell our shares. If Arete fails to perform, we may not be able to raise adequate proceeds through our public offering to implement our investment strategy. If we are unsuccessful in implementing our investment strategy, shareholders could lose all or a part of their investment.

Beginning with the fourth calendar quarter of 2013, we began offering a repurchase program for shareholders shares on a quarterly basis. However, we are not required to make repurchases and there can be no assurance we will do so. However, we suspended our tender offer program in the third quarter of 2015, and have not determined when we will resume the tender offer program. As a result shareholders may be unable to sell their shares and, to the extent they are able to sell their shares under the tender offer program, they may not be able to recover the amount of their investment in our shares.

Beginning with the fourth calendar quarter of 2013, we began offering a repurchase program for shareholders to tender their shares on a quarterly basis at a price equal to 90% of our current offering price as of the date of repurchase. To the extent that we make purchases, the tender offer program will include numerous restrictions that limit their ability to sell their shares. We intend to limit the number of shares repurchased pursuant to our proposed tender offer program as follows: (1) we currently intend to limit the number of shares to be repurchased during any calendar year to 20% of the weighted average number of shares outstanding in the prior calendar year, or 5% in each quarter; (2) unless shareholders tender all of their shares, shareholders must tender at least 25% of the amount of shares they have purchased in the offering and must maintain a minimum balance of $5,000 subsequent to submitting a portion of their shares for repurchase by us; and (3) to the extent that the number of shares put to us for repurchase exceeds the number of shares that we are able to purchase, we will repurchase shares on a pro rata basis, not on a first-come, first-served basis. Further, we will have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under federal law or Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all repurchase requests made in any year. Our Board of Directors may amend, suspend or terminate the tender offer program upon 30 days’ notice. We will notify shareholders of such developments (1) in our quarterly reports or (2) by means of a separate mailing to shareholders, accompanied by disclosure in a current or periodic report under the Exchange Act. In addition, although we have adopted a tender offer program, we have discretion to not repurchase shareholders shares, to suspend the plan, and to cease repurchases. Further, the plan has many limitations and should not be relied upon as a method to sell shares promptly and at a desired price. We suspended our tender offer program in the third quarter of 2015, and have not determined when we will resume the tender offer program. Unless and until we resume the tender offer program, or effect another type of liquidity event, shareholders will not have any realistic options to liquidate their shares.

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

ITEM 3. LEGAL PROCEEDINGS

On July 30, 2015, Relativity Media, LLC (“Relativity”) filed a voluntary Chapter 11 case in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The Fund owns 855,079 shares of Series E Preferred Stock of Relativity. On October 19, 2015, Relativity filed an adversary proceeding against VII Peaks Capital, LLC (“VII Peaks”) in the Bankruptcy Court, styled Relativity Fashion, LLC, et al. v. VII Peaks Capital, LLC, Adversary No. 15-1361 (the “Adversary Proceeding”), alleging that VII Peaks breached a commitment to provide $30 million of financing as part of a proposed reorganization of Relativity. VII Peaks is our investment manager. The Fund was not named as a defendant in the Adversary Proceeding. On October 20, 2015, Relativity sought and obtained from the Bankruptcy Court an ex parte temporary restraining order (the “TRO”) that barred VII Peaks and “its agents, servants, officers, employees and attorneys, and all persons in active concert or participation with them from transferring, assigning, encumbering, or taking any other action with respect to any and all funds” in the US Bank and Wells Fargo accounts which belong to the Fund. Neither the Fund nor VII Peaks were provided with prior notice of the hearing on the TRO or was present at the hearing. The two accounts affected by the TRO contained substantially all of the Fund’s assets. The TRO was dissolved pursuant to a Stipulation and Agreed Order entered by the Bankruptcy Court on October 28, 2015, pursuant to which the parties agreed to engage in negotiations to resolve their dispute. As part of the Stipulation, VII Peaks agreed to cause its clients to deposit $3 million in escrow with its counsel while negotiations are pending, of which $2.5 million was provided by the Fund. The negotiations did not result in a settlement, and the funds in escrow were returned to VII Peaks as of December 15, 2015.

Relativity then filed a reorganization plan which provided that the Series E preferred stock would receive no consideration under the plan. The Fund filed an objection to the plan. On February 2, 2016, at the hearing on confirmation Relativity’s plan, VII Peaks and Relativity reached a memorandum of understanding regarding a settlement of Relativity’s claims against the VII Peaks and the Fund, as well as the Fund’s objection to the plan. Under the settlement, VII Peaks or the funds it manages, including the Fund, would receive warrants in the reorganized debtor and certain film distribution rights, and VII Peaks or funds it manages would make a new $5 million loan to the reorganized debtor. Pending completion of the settlement, on March 1, 2016, VII Peaks filed a motion for summary judgment to dismiss Relativity’s adversarial complaint. On March 18, 2016, bankruptcy court approved Relativity’s plan of reorganization. The settlement with Relativity is still subject to the completion of definitive documentation to evidence the terms, and had not yet been approved by the bankruptcy court. If the settlement is not approved, Relativity’s claims against VII Peaks will be assigned to a litigation trust created to hold and prosecute a variety of claims held by Relativity’s bankruptcy estate. We do not believe that the Fund has any exposure in the lawsuit since no claims have been asserted against the Fund and it has not been named in the case.

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

We are currently selling our shares on a continuous basis at a price of $9.25 per share; however, to the extent that our net asset value per share increases, we will sell at a price necessary to ensure that shares are not sold at a price per share, after deduction of selling commissions and dealer manager fees, that is below net asset value per share. Closings are typically semi-monthly. In connection with each closing on the sale of shares of our common stock pursuant to our prospectus, as amended or supplemented, which relates to our public offering of common stock on a continuous basis, our Board of Directors or a committee thereof is required to make the determination that we are not selling shares of our common stock at a price per share, after deduction of selling commissions and dealer manager fees, that is below our then current net asset value per share within 48 hours of the time that we price our shares. For the year ended December 31, 2014, we had two such price reductions. On August 8, 2014, the Pricing Committee of our Board of Directors decreased the share price for new investments from $10.15 to $10.00 per share, and on November 18, 2014 the Pricing Committee of our Board of Directors decreased the share price for new investments from $10.00 to $9.75 per share. For the year ended December 31, 2015, we had one price reduction. On November 24, 2015, the Board of Directors of the Fund and the Pricing Committee of the Board made a final decision to approve a price reduction from $9.75 to $9.25 per share effective for the Funds next closing date and next declared distribution date.

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

Set forth below is a chart describing the classes of our securities outstanding as of December 31, 2015:

Title of Class	Amount Authorized	Amount Issued
Common Stock, par value $0.001 per share	$200,000,000	6,181,515

During the three months ending December 31, 2015, we issued 42,389.26 shares of common stock for consideration of $379,111 under our dividend reinvestment program. As of December 31, 2015, we had 1,526 record holders of our common stock.

Distributions

Subject to our Board of Director’s discretion and applicable legal restrictions, we have historically authorized and declared ordinary cash distributions on a semi-monthly basis and paid such distributions on a semi-monthly basis. However, at the August 17, 2015 Board of Directors meeting, the Board determined that monthly distributions, at the same annual rate, would reduce costs and would be in the best interest of the shareholders. The distribution paid to shareholders on September 30, 2015, with a record date of August 30, 2015, represented the first monthly distribution. Any distributions to our shareholders will be declared out of assets legally available for distribution. We may fund our cash distributions to shareholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, and dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies. We have not established limits on the amount of funds we may use from available sources to make distributions.

When we commenced operations, we initiated a policy of declaring semi-monthly distributions at an annual distribution rate of 7.35% per annum of our offering price. We have authorized, declared and paid distributions to our shareholders at that rate on a semi-monthly basis beginning in July 2012, then changed to a monthly distribution beginning in August 2015. Based upon our current level of operations, we estimate that about 72% of our distributions will constitute a return of capital. Our distributions historically have not been based on our investment performance. Prior to September 2013, our distributions were supported by our Manager in the form of operating expense support payments to us, and a portion of our distributions constituted a return of capital. Since September 2013, we have not had an expense support agreement with our Manager and as a result a greater portion of our distributions have constituted a return of capital. A return of capital generally is a return of your investment rather than a return of earnings or gains derived from our investment activities constitutes the return of capital previously paid to us for shares of our common stock.

The following table shows the percentage of our distributions, which have been funded from net investment income, realized capital gains and paid in capital since the inception of operations:

		Net	Realized
		Investment	Gain From	Return of
Period	Per Share	Income	Investments	Capital
July 12, 2012 - September 30, 2012	$0.183750	64%	0%	36%
October 1, 2012 - December 31, 2012*	0.260750	59%	0%	41%
January 1, 2013 - March 31, 2013*	0.262586	67%	13%	20%
April 1, 2013 - June 30, 2013	0.186504	77%	14%	9%
July 1, 2013 - September 30, 2013	0.186504	51%	10%	39%
October 1, 2013 - December 31, 2013	0.186504	4%	47%	49%
January 1, 2014 - March 31, 2014	0.186504	27%	13%	60%
April 1, 2014 - June 30, 2014	0.186504	49%	0%	51%
July 1, 2014 - September 30, 2014	0.184668	17%	3%	80%
October 1, 2014 - December 31, 2014	0.181452	15%	6%	79%
January 1, 2015 - March 31, 2015	0.179154	15%	5%	80%
April 1, 2015 - June 30, 2015	0.179154	63%	15%	22%
July 1, 2015 - September 30, 2015	0.209015	19%	11%	70%
October 1, 2015 - December 31, 2015	0.170315	—%	6%	94%

* Includes a special distribution of $0.077 per share.

** For the period from October 31, 2015 to December 31, 2015, the Fund had a net investment loss of approximately $268 thousand. That amount is reflected on the Source of Distributions table below in the distributions from paid in capital amount.

We expect to continue making distributions at the same distribution rate, based on the current offering price, unless our results of operations, our general financial condition, general economic conditions, or other factors prohibit us from doing so. From time to time, but not less than quarterly, we review our accounts to determine whether distributions to our shareholders are appropriate. There can be no assurance that we will be able to sustain distributions at any particular level.

Each year a statement on Internal Revenue Service Form 1099-DIV (or such successor form) identifying the source of the distribution ( i.e. , paid from ordinary income, paid from net capital gain on the sale of securities, or a return of capital) will be mailed to our shareholders We expect to continue paying distributions at the same distribution rate, based on the current offering price, and that a substantial part of those distributions will constitute a return of capital for the foreseeable future. Furthermore, our ability to generate net investment income sufficient to cover our monthly dividend has been hindered by the fact that we have a number of portfolio investments that are on non-accrual status, and because we hold more equity investments that do not generate regular interest or dividend income. Our distributions will continue to constitute a return of capital until our net investment income is sufficient to support our distribution rate, which will probably not occur until our Manager enters into an expense support agreement with us, our mix of interest and dividend paying assets increase, or our assets increase enough to lower our expense ratio, which we do not expect to occur until we have significantly more assets than we do at present. As a result, for the foreseeable future, a portion of the distributions we make will represent a return of capital for tax purposes. The tax basis of shares must be reduced by the amount of any return of capital distributions, which will result in an increase in the amount of any taxable gain (or a reduction in any deductible loss) on the sale of shares.

We have elected to be treated, beginning with our taxable year ended December 31, 2013, as a RIC under the Code. To obtain and maintain RIC tax treatment, we must, among other things, distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our shareholders. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of: (i) 98% of our ordinary income for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period generally ended on October 31 of the calendar year (unless an election is made by us to use our taxable year) and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no federal income tax.

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

The following table reflects the sources of the cash distributions on a tax basis that the Fund has paid on its common stock (dollars in thousands) during the fiscal years ended December 31, 2015, 2014 and 2013:

	Year ended		Year ended		Year ended
Source of Distributions:	December 31, 2015		December 31, 2014		December 31, 2013
Distributions from net investment income	$830	18.5%	$819	26.1%	$798	47.0%
Distributions from realized gains	425	9.5%	166	5.3%	395	23.3%
Distributions from paid In capital	3,235	72.0%	2,153	68.6%	504	29.7%
Total	$4,490	100.0%	$3,138	100.0%	$1,697	100.0%

We are in a fund raising stage. As such, we incur offering expenses of 1.5% of the gross offering proceeds. The chart below shows the percentages of distributions from Net Investment Income excluding offering costs:

	Offering Expenses	Net Investment Income excluding offering costs	% Distribution from Net Investment Income excluding offering costs	% Distributions from Realized Gains excluding offering costs	% Distributions from Paid In Capital excluding offering costs
2015	$96	$926	21%	9%	70%
2014	$352	$1,171	37%	5%	58%
2013	$322	$1,120	66%	23%	11%
2012	$142	$292	100%	0%	0%

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data for the years ended December 31, 2015, 2014 and 2013 is derived from our financial statements which have been audited by Burr Pilger Mayer, Inc., our independent registered public accounting firm as stated in their report. The data should be read in conjunction with our financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report (dollars in thousands except share and per share data):

	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012
Statement of operations data:
Total investment income	$3,512	$3,260	$1,659	$146
Operating expenses
Total expenses	2,682	2,441	1,637	520
Less: Expense waivers and reimbursements	-	-	(776)	(524)
Net expenses (income)	2,682	2,441	861	(4)
Net investment income (loss)	830	819	798	150
Realized and unrealized gain (loss), net	(14,189)	(6,093)	(101)	(119)
Net increase (decrease) in net assets resulting from operations	$(13,359)	$(5,274)	$697	$31
Per share data - basic and diluted:
Net investment income (loss)	$0.14	$0.19	$0.37	$0.61
Net realized and unrealized gain (loss) on investments	$(2.34)	$(1.42)	$(0.05)	$(0.48)
Net increase (decrease) in net assets resulting from operations	$(2.20)	$(1.23)	$0.32	$0.13
Distributions declared	$(0.74)	$(0.73)	$(0.79)	$(1.02)
Balance sheet data:
Investments at fair value	$26,722	$37,428	$23,154	$5,823
Investments in money market funds – at fair value	$6,210	$3,104	$1,644	$1,304
Total assets	$33,689	$42,381	$27,764	$8,548
Total liabilities	$5,199	$1,693	$340	$212
Total net assets	$28,490	$40,688	$27,424	$8,336

Other data:
Total return	(32.37)%	(8.88)%	7.72%	10.98%
Number of portfolio company investments at period end	33	45	39	22
Total portfolio investments for the period	$23,245	$31,308	$27,685	$7,166
Investment sales and prepayments for the period	$19,688	$11,765	$10,314	$1,250

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying financial statements of VII Peaks Co-Optivist Income BDC II, Inc., and the notes thereto. As used herein, the terms “we”, ”us”, “our” and the “Fund” refer to VII Peaks Co-Optivist Income BDC II, Inc., a Maryland corporation and, as required by context to VII Peaks Capital, LLC (the “Manager”), which serves as our investment adviser and administrator. We are externally managed by our Manager.

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

The Fund has evaluated the implications of Accounting Standards Codification (“ASC”) Topic 740, Accounting for Income Taxes, for all open tax years and in all major tax jurisdictions, and determined that there is no material impact on the financial statements. The Fund continues to remain subject to examination by U.S. federal and state authorities for the years 2011 through 2015.

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

The investment portfolio is recorded on a trade date basis. We determine the net asset value of our investment portfolio each quarter. Securities that are publicly-traded are valued at the reported closing price on the valuation date. Thirty of the thirty-nine investments were valued using the closing market price at year end December 31, 2015. The exceptions were the two equity investments in Education Management LLC (common stock and a warrant); two notes issued by Endeavour International Corp.; two investments in Ansgar Media, LLC (membership interests and a 12% note with a maturity date of September 8, 2017); a common stock investment in Affinion Group; a preferred equity investment in Relativity Media, LLC; and an 8.75% senior unsecured note of Colt Defense LLC.

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

Loans and debt securities, including those that are individually identified as being impaired under ASC Topic 310 — Receivables (“ASC Topic 310”), are generally placed on nonaccrual status immediately if, in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the debt agreement, or when principal or interest is past due 90 days or more. Interest accrued but not collected at the date a loan or security is placed on nonaccrual status is reversed against interest income. Interest income is recognized on nonaccrual loans or debt securities only to the extent received in cash. However, where there is doubt regarding the ultimate collectability of principal, cash receipts, whether designated as principal or interest, are thereafter applied to reduce the carrying value of the loan or debt security. Loans or securities are restored to accrual status only when interest and principal payments are brought current and future payments are reasonably assured.

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

Payment-in-Kind Interest

We may have investments in our portfolio that contain a PIK interest provision. Any PIK interest will be added to the principal balance of such investments and is recorded as income, if the portfolio company valuation indicates that such PIK interest is collectible. In order to maintain our status as a regulated investment company, or (“RIC”), substantially all of this income must be paid out to stockholders in the form of distributions, even if we have not collected any cash.

Portfolio and Investment Activity

During the year ended December 31, 2015, we made $23.2 million of investments in new and existing portfolio companies and had $19.7 million in aggregate amount of exits and repayments, resulting in net repayments of $3.5 million for the year. During the year ended December 31, 2014, we made $31.3 million of investments in new and existing portfolio companies and had $11.8 million in aggregate amount of exits and repayments, resulting in net investments of $19.5 million for the period. As of December 31, 2015, we had one portfolio investment in maturity default with a fair value of $250 which represented a negligible amount of our portfolio.

As of December 31, 2015, we have invested an aggregate of approximately $54.4 million in 42 investment positions in 33 portfolio companies. At December 31, 2015, the fair value of our investment positions was $33.5 million (including money market investments and the accrued interest and dividends of $0.5 million). As of such date, our estimated gross annual portfolio yield was 7.6% and gross annual portfolio yield to maturity was 7.6% (excluding equity investments and non-accrual investments) based on the purchase price of our investments. The average duration of our debt portfolio was approximately 1.8 years. During the year ended December 31, 2015, we exited 12 portfolio companies in full and 4 partially for aggregate sales proceeds of $19.7 million. As of December, 2015, we had one portfolio investment in default of payment of its par value at maturity date, Suntech Power Holdings Company, with a fair value of $250 which represented a negligible amount of our total portfolio. As of December 31, 2015, in addition to the investment in maturity date default, seven additional debt investments had not paid coupon interest as due beyond the thirty day grace period. These investments are Colt Defense LLC, 8.75%, November 15, 2017; Caesars Entertainment Corp, 11.25%, June 1, 2017; Caesars Entertainment Corp, 10.75%, February 1, 2016; Endeavour International Corp., 12%, March 1, 2018; Endeavour International Corp., 12%, June 1, 2018; QuickSilver Resources, Inc., 7.13%, April 1, 2016; and Saratoga Resources, Inc., 12.50% July 1, 2016. Interest on these investments was accrued through the date that the last coupon payment was received. There are six equity investments which are non-income producing as of December 31, 2015. These six are Affinion Group, common stock; Ansgar Media, LLC, membership interests; Education Management, LLC, common stock and warrant; NII Holdings, Inc., common stock; and Relativity Media LLC, preferred stock.

 The following table shows the weighted average yield of our portfolio composition based on fair value at December 31, 2015:

	At December 31, 2015
	Percentage of Total Portfolio	Weighted Average Current Coupon Yield
Investments – Money Market	18.9%	—%
Senior Secured First Lien Debt	27.4	9.5
Senior Secured Second Lien Debt	5.4	10.6
Senior Unsecured Debt	19.0	10.0
Senior Subordinated Debt	4.5	9.6
U.S. Government Securities	15.0	0.2
Equity Securities	9.8	n/a
Total	100.0%	7.6	%*

 * 7.6% yield is on non-defaulted, non-equity positions and excludes money market investments.

As of December 31, 2015, our non-defaulted, non-equity portfolio had a yield to maturity of 7.6%, and an average duration of 1.80 years.

The following table shows the weighted average yield of our portfolio composition based on fair value at December 31, 2014:

	At December 31, 2014
	Percentage of Total Portfolio	Weighted Average Current Coupon Yield
Investments – Money Market	7.7%	—%
Senior Secured First Lien Debt	28.9	9.5
Senior Secured Second Lien Debt	14.0	10.5
Senior Unsecured Debt	37.3	9.9
Senior Subordinated Debt	9.9	9.6
Equity Securities	2.2	n/a
Total	100.0%	10.0	%*

* 10.0% yield is on invested capital and excludes money market investments.

As of December 31, 2014, our investment portfolio had a yield to maturity of 10.35%, and an average duration of 2.55 years.

The following table shows the portfolio composition by industry grouping at fair value at December 31, 2015 (dollars in thousands):

	At December 31, 2015
	Investments at Fair Value	Percentage of Total Portfolio
Investments – Money Market	$6,210	18.9%
U.S. Government Securities	4,946	15.0
Media: Broadcasting & Subscription	4,641	14.1
Metals & Mining	2,137	6.5
Media: Advertising, Printing & Publishing	2,116	6.4
Retail	1,969	6.0
Aerospace and Defense	1,734	5.3
Telecommunications	1,640	5.0
Energy: Oil & Gas	1,593	4.8
Automobile	1,578	4.8
Services: Consumer	1,476	4.5
Healthcare & Pharmaceuticals	1,139	3.4
Hotel, Gaming & Leisure	765	2.3
Beverage, Food & Tobacco	531	1.6
Environmental Industries	457	1.4
Total	$32,932	100.0%

The following table shows the portfolio composition by industry grouping at fair value at December 31, 2014 (dollars in thousands):

	At December 31, 2014
	Investments at Fair Value	Percentage of Total Portfolio
Retail	$5,827	14.4%
Media: Advertising, Printing & Publishing	4,163	10.3
Healthcare & Pharmaceuticals	3,547	8.7
Services: Consumer	3,497	8.6
Investments – Money Market	3,104	7.7
Telecommunications	2,798	6.9
Aerospace and Defense	2,790	6.9
Metals & Mining	2,723	6.7
Consumer Goods: Durable	2,686	6.6
Energy: Oil & Gas	2,505	6.2
Services: Business	1,430	3.5
Automobile	1,337	3.3
Media: Broadcasting & Subscription	1,201	3.0
High Tech Industries	858	2.1
Environmental Industries	795	2.0
Hotel, Gaming & Leisure	704	1.7
Beverage, Food & Tobacco	567	1.4
Total	$40,532	100.0%

Our fair value of total investments was $32.9 million for the fiscal year ended December 31, 2015 as compared to $40.5 million for the fiscal year ended December 31, 2014. The decrease in the fair value of our investments in 2015 was attributable to three factors: a) a decline in overall high yield markets during 2015; b) the Fund has not been able to raise any new capital since April 30, 2015 due to ongoing registration statement review by the SEC; c) the Fund’s decision to write down to zero a $10.4 million investment in Relativity preferred stock in 2015. We have reached a settlement with Relativity which would involve the receipt of warrants in reorganized Relativity that we believe will have substantial value. However, the settlement is subject to the approval of the bankruptcy court, and until it is approved we have elected to value the investment at zero. On the other hand, another one of our portfolio investments, Ansgar Media, LLC, in which we initially acquired a 25% equity interest, has raised initial equity financing at a pre-money equity valuation of $40 million. While the Fund is ahead of its business plan to ramp its operations, given its brief history of operations, we have used a conservative enterprise valuation of $12.0 million, resulting in an implied equity valuation of $11.2 million and applied a further 30% illiquidity discount to give a conservative projected equity valuation of $8.6 million. Such conservative estimates have reduced the fair value of our investments significantly.

Discussion and Analysis of Results of Operations

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

Operating results for the years ended December 31, 2015, 2014 and 2013 are as follows (dollars in thousands):

	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013
Total investment income	$3,512	$3,260	$1,659
Total expenses, net	2,682	2,441	861
Net investment income	830	819	798
Net realized gains from investments	425	166	395
Net unrealized depreciation on investments	(14,614)	(6,259)	(496)
Net increase (decrease) in net assets resulting from operations	$(13,359)	$(5,274)	$697

Revenues

We generated investment income of $3.5 million for the year ended December 31, 2015, as compared to $3.3 million for the year ended December 31, 2014, and $1.7 million for the year ended December 31, 2013. Interest revenue was $2.9 million for the year ended December 31, 2015, as compared to $3.2 million for the year ended December 31, 2014, and $1.7 million for the year ended December 31, 2013. The decrease in interest revenue in 2015 as compared to 2014 was attributable to an increase in debt investments placed on non-accrual status, restructuring of certain debt investments into equity investments as well as a reallocation of portfolio investments from debt investments to preferred stock investments in 2015. Fee income and other income was $0.6 million for the year ended December 31, 2015, as compared to $0.1 million for the year ended December 31, 2014 and $1 thousand for the year ended December 31, 2013. The increase in other income in 2015 as compared to 2014 was attributable to origination fee income earned on the Fund’s investment in preferred stock in Relativity Media, LLC in 2015.

Interest from debt investments is in the form of interest and fees earned on senior secured loans, senior secured notes, subordinated debt, senior unsecured debt and collateralized securities in our debt portfolio. Our debt portfolio constituted approximately 71.4% of investment portfolio at December 31, 2015 (excluding money market investments). The level of interest income we receive is directly related to the balance of collectible income producing investments multiplied by the weighted average yield of our investments, offset by debt investments held in nonaccrual status. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases. With the continuous offerings and periodic closings through April 30, 2015, the assets available for and deployed to investment received a boost. The average balance of the debt portfolio during the year ended December 31, 2015 was higher than the year ended December 31, 2014, although that was offset by an increase in debt investments held on nonaccrual status, thereby resulting in a decrease in interest income in 2015 as compared to 2014. At December 31, 2015, the weighted average coupon yield of our debt investments was 7.6%, as compared to 10.0% as of December 31, 2014, and 10.7% as of December 31, 2013. For the year ended December 31, 2015, the average net assets were $39.2 million, as compared to $36.7 million for the year ended December 31, 2014, and $21.4 million for the year ended December 31, 2013.

As of December 31, 2015, eight of the investments in the debt portfolio were on non-accrual status as the issuers were in default of the coupon payment for more than the thirty day grace period. Interest income was accrued through the date of the last coupon payment received for these investments These eight are Colt Defense LLC, 8.75%, November 15, 2017; Caesars Entertainment Corp, 11.25%, June 1, 2017; Caesars Entertainment Corp, 10.75%, February 1, 2016; Endeavour International Corp., 12%, March 1, 2018; Endeavour International Corp., 12%, June 1, 2018; QuickSilver Resources, Inc., 7.13%, April 1, 2016; Saratoga Resources, Inc., 12.50% July 1, 2016; and Suntech Power Holdings Company, Ltd., 3%, May 15, 2013. At December 31, 2015, there were six equity investments; Affinion Group, common stock; Ansgar Media, LLC, membership interests; Education Management, LLC, common stock and warrant; NII Holdings, Inc., common stock; and Relativity Media LLC, preferred stock, none of which accrued dividends as of that date.

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

Expenses

The composition of our operating expenses for the years ended December 31, 2015, 2014 and 2013 was as follows (dollars in thousands):

	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013

Professional fees	$521	$258	$334
Director fees	50	49	42
Insurance	96	95	83
Interest Expense	33	-	-
Management fees	784	732	429
Administrative services – related parties	216	108	-
General and administrative (includes $228, $275 and $78 of related party expenses for accounting and travel, respectively)	721	664	318
Transfer Agent Fees	165	183	109
Offering expense	96	352	322
Operating expenses before expense waivers and reimbursements	2,682	2,441	1,637
Expense reimbursement	-	-	(776)
Total operating expenses net of expense waivers and reimbursements	$2,682	$2,441	$861

For the years ended December 31, 2015, 2014 and 2013, our operating expenses were $2.7 million, $2.4 million and $1.6 million, respectively. In general and administrative, the related party expenses, which include our chief financial officer’s salary and travel expenses reimbursed to the manager for the years ended December 31, 2015, 2014 and 2013, were $0.2 million, $0.3 million and $0.1 million, respectively. The rise in expenses for the year ended December 31, 2015 as compared to the year ended December 31, 2014, was due to higher professional fees and general and administrative fees. Since the Fund has not issued any new shares in its continuous offering since April 30, 2015, offering expenses incurred in the year 2015 were substantially less than 2014 and 2013. The increase in expenses in the year ended December 31, 2015 as compared to December 31, 2014 was offset by lower offering expenses as an update to our registration statement was delayed approval, which reduced the gross proceeds in our continuous offering. The amount of offering costs is directly related to the gross offering price of shares sold in the period. Professional fees were lower in 2014, as less legal and audit support was needed.

The management fees for the years ended December 31, 2015, 2014 and 2013 remain at 2% of the net asset value. The offering costs are consistent at 1.5% of the gross closing proceeds for the years ended December 31, 2015, 2014 and 2013.

Expense Reimbursement

We entered into an expense reimbursement agreement with our prior manager under which the prior manager agreed to reimburse us for all U.S. GAAP compliant expenses recognized on our quarterly financial statements for 2012, retroactive to the date of formation on August 3, 2011. In 2013, the expense reimbursement agreement was modified to exclude management fees and incentive fees payable to the Manager effective as of January 1, 2013. We recognized a receivable on our books for the amount due from the prior manager under the expense reimbursement agreement, and the prior manager recognized a liability on its books in the same amount. The expense reimbursement agreement allowed the prior manager and us to offset the related receivables from and payables to each other resulting in a net receivable, or payable position. Our prior manager was obligated to reimburse us for $0.0 million in 2015, $0.0 million in 2014 and $0.8 million in 2013.

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

As of December 31, 2015, our Manager had accrued $0.01 million in Expense reimbursement, which is included in Due from related party on the statements of assets and liabilities.

During the year ended December 31, 2014, our Manager paid in full the Due from related party balance of $1.3 million. In addition, during the year ended December 31, 2014, we accrued $0.1 million of interest on such amount at the rate of 7.35% per annum.

Net Investment Income

Our net investment income totaled $0.8 million, $0.8 million and $0.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. Our net investment income was attributable to investment income less operating expenses for the period. For the year ended December 31, 2015, total investment income was $3.5 million. For the year ended December 31, 2015, the total investment income includes $0.6 million of nonrecurring interest, captured in fee income and other income.

The increase in net investment income for the year ended December 31, 2015 as compared to the year ended December 31, 2014 is primarily due to an increase in other income resulting from origination fees received from Relativity Media, LLC, a reduction in offering expenses, offset by an increase in professional, administrative and G&A expenses. For the years ended December 31, 2015, 2014 and 2013, total expenses before expense reimbursements were $2.7 million, $2.4 million and $1.6 million, respectively.

Net Realized Gains or Losses from Investments

For the years ended December 31, 2015, 2014 and 2013, we had $19.7 million, $11.8 million and $10.3 million of principal repayments, resulting in $0.4 million, $0.2 million and $0.4 million of realized gains, respectively.

Net Change in Unrealized Appreciation or Depreciation on Investments

For the years ended December 31, 2015, 2014 and 2013, we experienced $14.6 million, $6.3 million and $0.5 million of unrealized depreciation, respectively. The increase in unrealized depreciation during fiscal 2015 was due to two main factors. First, the high yield corporate bond market declined just over 5% mainly due to tremendous defaults in the high yield energy market. Additionally, the historically loose monetary policy didn’t end as expected, as several weaker economic data prints kept the Fed on hold with rate-hike lift-off until December, as compared to expectations of March 2015 at this point last year. Second, the Fund decided to write down to zero a $10.4 million investment in Relativity Media, LLC Series E preferred stock in 2015. We have reached a settlement with Relativity which would involve the receipt of warrants in reorganized Relativity that we believe will have substantial value. However, the settlement is subject to the approval of the bankruptcy court, and potential objections by creditors, and until it is approved we have elected to value the investment at zero. On the other hand, another one of our portfolio investments, Ansgar Media, LLC, in which we initially acquired a 25% equity interest, has raised initial equity financing at a pre-money equity valuation of $40 million. While Ansgar is ahead of its business plan to ramp its operations, given its brief history of operations, we have used a conservative enterprise valuation of $12.0 million, resulting in an implied equity valuation of $11.2 million, and applied a further 30% illiquidity discount to give a conservative projected equity valuation of $8.6 million. Such conservative estimates have reduced the fair value of our investments significantly. Below is a table to shows our pro forma NAV per share assuming that the settlement with Relativity Media, LLC is approved by the bankruptcy court, and that our investment in Ansgar is valued at full value:

Adjusted NAV per share (non GAAP)

Current NAV per share	$4.61
Relativity Media Equity Ownership post settlement (in millions)	$4.16
Ansgar Equity Ownership post Equity raise (in millions)	$10.00
Adjusted NAV per share	$6.55

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

Changes in Net Assets from Operations

For the years ended December 31, 2015, 2014 and 2013, we recorded a net increase (decrease) in net assets resulting from operations of $(13.4) million, $(5.3) million and $0.7 million, respectively. This decrease is largely due to the reduction in fair value of our investment portfolio as well as the write-down of a significant investment in Relativity Media, LLC. Consistent with the high yield bond market, the portfolio experienced a market value reduction, with a net unrealized depreciation on investments of $14.6 million for the year ended December 31, 2015. Based on 6,077,127, 4,281,647 and 2,150,019 weighted average common shares outstanding for the years ended December 31, 2015, 2014 and 2013, respectively, our per share net increase (decrease) in net assets resulting from operations was $(2.20), $(1.23) and $0.32, respectively.

Liquidity and Capital Resources

On August 4, 2015, the Fund entered into an agreement with Wells Fargo Advisors, LLC for the purpose of obtaining a revolving line of credit. The amount the Fund can borrow is based upon the value of cash deposited in an account at Wells Fargo Advisors, LLC, which serve as collateral for the loan.  On August 28, 2015, the Fund drew down $2.0 million. As of December 31, 2015, the outstanding balance under this credit line was $4.5 million. The interest rate on the outstanding balance is currently 3.00%.

On September 10, 2015, the Fund entered into an agreement with the Morgan Stanley Private Bank, N.A. The amount the Fund can borrow is based upon the value of cash deposited in an account at Morgan Stanley Private Bank, N.A., which serve as collateral for the loan. The maximum amount which the Fund may borrow under the line of credit is $1.8 million. As of December 31, 2015, there was no outstanding balance under this credit line.  The interest rate on borrowings under the line of credit will be determined at the time of the borrowing.

We generate cash primarily from the net proceeds of our ongoing continuous public offering and from cash flows from fees, interest and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. On July 10, 2012, we satisfied our minimum offering requirement of raising gross offering proceeds in excess of $1.0 million from persons who are not affiliated with us or our Manager, and commenced operations. As of December 31, 2015, we had issued 6.2 million shares of common stock, including 0.4 million shares under our distribution reinvestment plan (“DRIP”) less 0.3 million shares redeemed under our tender offer. As of December 31, 2015, we had received gross proceeds from our continuous offering of total $61.3 million, including $3.4 million under our DRIP less $2.9 million paid to redeem shares in our quarterly tenders.

We currently sell our shares on a continuous basis. On November 24, 2015, the Board of Directors of the Fund and the Pricing Committee of the Board made a final decision to approve a price reduction from $9.75 to $9.25 per share effective for the Funds next closing date and next declared distribution date. To the extent that our net asset value per share increases, we will sell at a price necessary to ensure that our shares are not sold at a price, after deduction of selling commissions and dealer manager fees, that is below our net asset value per share. However, since April 30, 2015, we have not been able to sell any shares in our continuous offering because our registration statement has been under review by the SEC.

Prior to investing in portfolio securities, we invest the net proceeds from our continuous offering primarily in money market funds that invest in U.S. government securities and high-quality debt instruments maturing in one year or less from the time of investment. As of December 31, 2015 and 2014, we had $6.2 million and $3.1 million, respectively, invested in money market investments pending investment in debt instruments.

For the year ended December 31, 2015, we experienced a net increase in money market investments of $3.1 million. For the year ended December 31, 2015, approximately $5.9 million was generated from our financing activities, which primarily consisted of $6.2 million in net offering proceeds received and $4.5 million received through priority credit line, partially offset by $4.9 million in distributions and treasury capital redemptions. We used approximately $5.9 million of cash in our operating activities mainly as the result of the purchase of new portfolio debt investments of $23.2 million, partially offset by the receipt of proceeds from the sale of, repayment of and principal payments on portfolio debt investments of $19.7 million.

Distributions

Subject to our board of director’s discretion and applicable legal restrictions, we have historically authorized and declared ordinary cash distributions on a semi-monthly basis and paid such distributions on a semi-monthly basis. However, at the August 17, 2015 Board of Directors meeting, the Board determined that monthly distributions, at the same annual rate, would reduce costs and would be in the best interest of the shareholders. The distribution paid to shareholders on September 30, 2015, with a record date of August 30, 2015, represented the first monthly distribution. Any distributions to our shareholders will be declared out of assets legally available for distribution. We may fund our cash distributions to shareholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, and dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies. We have not established limits on the amount of funds we may use from available sources to make distributions.

When we commenced operations, we initiated a policy of declaring semi-monthly distributions at an annual distribution rate of 7.35% per annum of our offering price. We have authorized, declared and paid distributions to our shareholders at that rate on a semi-monthly basis beginning in July 2012, then changed to a monthly distribution beginning in August 2015. Based upon our current level of operations, we estimate that about 72% of our distributions will constitute a return of capital. Our distributions historically have not been based on our investment performance. Prior to September 2013, our distributions were supported by our Manager in the form of operating expense support payments to us, and a portion of our distributions constituted a return of capital. Since September 2013, we have not had an expense support agreement with our Manager and as a result a greater portion of our distributions have constituted a return of capital. A return of capital generally is a return of your investment rather than a return of earnings or gains derived from our investment activities constitutes the return of capital previously paid to us for shares of our common stock.

The following table shows the percentage of our distributions which have been funded from net investment income, realized capital gains and paid in capital since the inception of operations:

		Net	Realized
		Investment	Gain From	Return of
Period	Per Share	Income	Investments	Capital
July 12, 2012 - September 30, 2012	$0.183750	64%	0%	36%
October 1, 2012 - December 31, 2012*	0.260750	59%	0%	41%
January 1, 2013 - March 31, 2013*	0.262586	67%	13%	20%
April 1, 2013 - June 30, 2013	0.186504	77%	14%	9%
July 1, 2013 - September 30, 2013	0.186504	51%	10%	39%
October 1, 2013 - December 31, 2013	0.186504	4%	47%	49%
January 1, 2014 - March 31, 2014	0.186504	27%	13%	60%
April 1, 2014 - June 30, 2014	0.186504	49%	0%	51%
July 1, 2014 - September 30, 2014	0.184668	17%	3%	80%
October 1, 2014 - December 31, 2014	0.181467	15%	6%	79%
January 1, 2015 - March 31, 2015	0.179154	15%	5%	80%
April 1, 2015 - June 30, 2015	0.179154	63%	15%	22%
July 1, 2015 - September 30, 2015	0.209015	19%	11%	70%
October 1, 2015 - December 31, 2015	0.170315	—%	6%	94%

* Includes a special distribution of $0.077 per share.

** For the period from October 31, 2015 to December 31, 2015, the Fund had a net investment loss of approximately $268 thousand. That amount is reflected on the Source of Distributions table below in the distributions from paid in capital amount.

We expect to continue making distributions at the same distribution rate, based on the current offering price, unless our results of operations, our general financial condition, general economic conditions, or other factors prohibit us from doing so. From time to time, but not less than quarterly, we review our accounts to determine whether distributions to our shareholders are appropriate. There can be no assurance that we will be able to sustain distributions at any particular level.

Each year a statement on Internal Revenue Service Form 1099-DIV (or such successor form) identifying the source of the distribution (i.e., paid from ordinary income, paid from net capital gain on the sale of securities, or a return of capital) will be mailed to our shareholders. We expect to continue paying distributions at the same distribution rate, based on the current offering price, and that a substantial part of those distributions will constitute a return of capital for the foreseeable future. Furthermore, our ability to generate net investment income sufficient to cover our monthly dividend has been hindered by the fact that we have a number of portfolio investments that are on non-accrual status, and because we hold more equity investments that do not generate regular interest or dividend income. Our distributions will continue to constitute a return of capital until our net investment income is sufficient to support our distribution rate, which will probably not occur until our Manager enters into an expense support agreement with us, our mix of interest and dividend paying assets increase, or our assets increase enough to lower our expense ratio, which we do not expect to occur until we have significantly more net assets than we do at present. As a result, for the foreseeable future, a portion of the distributions we make will represent a return of capital for tax purposes. The tax basis of shares must be reduced by the amount of any return of capital distributions, which will result in an increase in the amount of any taxable gain (or a reduction in any deductible loss) on the sale of shares.

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

We have elected to be treated, beginning with our taxable year ended December 31, 2013, as a RIC under the Code. To obtain and maintain RIC tax treatment, we must, among other things, distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our shareholders. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of: (i) 98% of our ordinary income for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period generally ended on October 31 of the calendar year (unless an election is made by us to use our taxable year) and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no federal income tax.

The following table reflects the sources of the cash distributions on a tax basis that the Fund has paid on its common stock (dollars in thousands) during the fiscal years ended December 31, 2015, 2014 and 2013:

	Year ended		Year ended		Year ended
Source of Distributions:	December 31, 2015		December 31, 2014		December 31, 2013
Distributions from net investment income	$830	18.5%	$819	26.1%	$798	47.0%
Distributions from realized gains	425	9.5%	166	5.3%	395	23.3%
Distributions from paid In capital	3,235	72.0%	2,153	68.6%	504	29.7%
Total	$4,490	100.0%	$3,138	100.0%	$1,697	100.0%

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

We are in a fund raising stage. As such, we incur offering expenses of 1.5% of the gross offering proceeds. The chart below shows the percentages of distributions from Net Investment Income excluding offering costs:

	Offering Expenses	Net Investment Income excluding offering costs	% Distribution from Net Investment Income excluding offering costs	% Distributions from Realized Gains excluding offering costs	% Distributions from Paid In Capital excluding offering costs
2015	$96	$926	21%	9%	70%
2014	$352	$1,171	37%	5%	58%
2013	$322	$1,120	66%	23%	11%
2012	$142	$292	100%	0%	0%

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

Related-Party Transactions and Agreements

We have entered into agreements with the Manager, whereby we pay certain fees and reimbursements. These include payments to our Manager for reimbursement of organization and offering costs. In addition, we make, payments for certain services that include, but are not limited to, the identification, execution, and management of our investments and also the management of our day-to-day operations provided to us by our Manager, pursuant to various agreements that we have entered into. See Note 4 to the financial statements included elsewhere in this annual report on Form 10-K for additional information regarding such contractual obligations.

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

Assuming that our current financial condition were to remain constant and no actions were taken to alter our existing interest rate sensitivity, a 100 basis point move in interest rates up or down from their December 31, 2015 levels would result in an increase or decrease in net asset value of $0.4 million or 1.27%.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

VII Peaks Co-Optivist Income BDC II, Inc.

We have audited the accompanying statements of assets and liabilities of VII Peaks Co-Optivist Income BDC II, Inc. (the “Fund”), including the schedules of investments, as of December 31, 2015 and 2014, and the related statements of operations, changes in net assets and cash flows for each of the years in the three-year period ended December 31, 2015. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2015, by correspondence with the custodian. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VII Peaks Co-Optivist Income BDC II, Inc. as of December 31, 2015 and 2014, and the results of its operations, changes in its net assets and its cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Burr Pilger Mayer, Inc.

San Francisco, California

April 14, 2016

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share data)

	As of
	December 31, 2015	December 31, 2014

ASSETS

Investments, at fair value
Non-controlled/non-affiliate investments (cost of $46,210 and $44,302, respectively)	$22,620	$37,428
Affiliate investments (cost of $2,000 and $0, respectively)	4,102	-
Investments, money market at fair value (cost of $6,210 and $3,104, respectively)	6,210	3,104
Total investments, at fair value	32,932	40,532
Interest receivable	529	1,050
Prepaid expenses	12	18
Origination fee receivable	63	-
Due from related party	153	167
Receivable for common stock purchased	-	614
Total assets	$33,689	$42,381

LIABILITIES
Priority credit line	$4,531	$-
Interest payable	1	-
Payable for unsettled trades	-	1,340
Deferred loan fee	50	-
Management fees payable	-	7
Accounts payable and accrued liabilities	267	183
Stockholder distributions payable	350	163
Total liabilities	$5,199	$1,693

NET ASSETS
Common stock, par value, $.001 per share, 200,000,000 authorized; 6,181,515 and 5,546,292 shares issued and outstanding, respectively	6	6
Paid-in capital in excess of par value	58,860	51,096
Treasury stock at cost, 301,413 and 79,667 shares, respectively	(2,891)	(778)
Accumulated distribution in excess of net investment income and net realized gain on investments	(5,997)	(2,762)
Net unrealized depreciation on investments	(21,488)	(6,874)
Total net assets	28,490	40,688
Total liabilities and net assets	$33,689	$42,381

Net asset value per share	$4.61	$7.34

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2015	2014	2013

Investment income:
Interest from investments
Non-controlled/non-affiliate investments	$2,863	$3,157	$1,657
Affiliate investments	80	-	-
Interest from cash and cash equivalents
Non-controlled/non-affiliate investments	1	-	1
Fee income
Non-controlled/non-affiliate investments	545	-	-
Affiliate investments	10	-	-
Other income
Non-controlled/non-affiliate investments	13	-	1
Affiliate investments	-	103	-
Total investment income	$3,512	$3,260	$1,659

Operating expenses:
Professional fees	521	258	334
Directors fees	50	49	42
Insurance	96	95	83
Interest expense	33	-	-
Management fees	784	732	429
Administrative services - related parties	216	108	-
General and administrative (includes $228, $275 and $78 of related party expenses for accounting and travel, respectively)	721	664	318
Transfer agent fees	165	183	109
Offering expense	96	352	322
Operating expenses before expense waivers and reimbursements	2,682	2,441	1,637
Expense Reimbursement	-	-	(776)
Total operating expenses net of expense waivers and reimbursements	2,682	2,441	861

Net investment income	830	819	798

Realized and unrealized gain (loss) on investments:
Net realized gain from investments	425	166	395
Net unrealized depreciation on investments	(14,614)	(6,259)	(496)
Net realized and unrealized gain (loss) on investments	(14,189)	(6,093)	(101)

Net increase (decrease) in net assets resulting from operations	$(13,359)	$(5,274)	$697

Per share information - basic and diluted:
Net investment income	$0.14	$0.19	$0.37
Net increase (decrease) in net assets resulting from operations	$(2.20)	$(1.23)	$0.32
Weighted average common shares outstanding	$6,077,127	$4,281,647	$2,150,019

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share and per share data)

	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013

Operations:
Net investment income	$830	$819	$798
Net realized gain from investments	425	166	395
Net unrealized depreciation on investments	(14,614)	(6,259)	(496)
Net increase (decrease) in net assets from operations	(13,359)	(5,274)	697
Stockholder distributions:
Distributions from net investment income	(830)	(819)	(798)
Distributions from net realized gain on investments	(425)	(166)	(395)
Distributions from paid in capital	(3,235)	(2,153)	(504)
Net decrease in net assets from stockholder distributions	(4,490)	(3,138)	(1,697)
Capital share transactions:
Issuance of common stock, net of issuance costs	6,232	20,562	19,412
Reinvestment of stockholder distributions	1,532	1,134	681
Total investment contributions tranferred in-kind	-	758	-
Treasury capital/redemptions	(2,113)	(778)	(5)
Net increase in net assets from capital share transactions	5,651	21,676	20,088

Total increase (decrease) in net assets	(12,198)	13,264	19,088
Net assets at beginning of period	40,688	27,424	8,336
Net assets at end of period	$28,490	$40,688	$27,424

Net asset value per common share	$4.61	$7.34	$8.70
Common shares outstanding at end of period	$6,181,515	5,546,292	3,151,376

Accumulated distribution in excess of net investment income and net realized gain on investments	$(5,997)	$(2,762)	$(609)

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF CASH FLOWS

(in thousands, except share and per share data)

	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013

Operating activities:
Net increase (decrease) in net assets from operations	$(13,359)	$(5,274)	$697
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Paid-in-kind interest income	—	(19)	-
Net accretion of premium/(discount) on investments	74	(67)	(61)
Repayments of investments	19,688	11,765	10,314
Purchase of investments	(23,245)	(31,308)	(27,685)
Repayments of investments - money market	44,215	34,047	29,777
Purchase of investments - money market	(47,319)	(35,507)	(30,117)
Net realized gain from investments	(425)	(166)	(395)
Net unrealized depreciation on investments	14,614	6,259	496
Proceeds from loan fees received	60	-	-
Accretion of deferred loan fees	(10)	-	-
(Increase) decrease in operating assets:
Interest receivable	521	(471)	(447)
Prepaid expenses	6	(10)	(3)
Due from related party	14	1,228	(850)
Origination fee receivable	(63)	-	-
Receivable for common stock purchased	614	361	(245)
Increase (decrease) in operating liabilities:
Payable for unsettled trades	(1,340)	1,236	104
Management fees payable	(7)	(1)	(13)
Accounts payable and accrued liabilities	84	54	58
Interest payable	1	-	-
Net cash used in operating activities	(5,877)	(17,873)	(18,370)

Financing activities:
Proceeds from issuance of shares of common stock, net	6,232	20,562	19,412
Stockholder distributions	(2,773)	(1,958)	(1,037)
Treasury stock, net redemption of common stock	(2,113)	(731)	(5)
Borrowings - priority credit line	4,531	-	-
Net cash provided by financing activities	5,877	17,873	18,370

Net increase in cash and cash equivalents	-	-	-
Cash and cash equivalents, beginning of period	-	-	-
Cash and cash equivalents, end of period	$-	$-	$-

Supplemental non-cash information:
DRIP distribution payable	$123	$102	$35
Cash distribution payable	$227	$61	$64
DRIP distribution	$1,532	$1,116	$680

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

SCHEDULE OF INVESTMENTS

(dollars in thousands)

December 31, 2015

Portfolio Company	Industry	Investment Coupon Rate, Maturity Date	Principal / No. of Shares	Amortized Cost	Fair Value	% of Net Assets
Senior Secured First Lien Debt - 31.6% (b)
American Media, Inc.	Media: Advertising, Printing & Publishing	11.50%, 12/15/2017	$1,320	$1,363	$1,300	4.6%
Ansgar Media, LLC (f)	Media: Broadcasting & Subscription	12.00%, 9/8/2017	2,000	2,000	2,000	7.0%
APX Group, Inc.	Services: Consumer	6.38%, 12/1/2019	825	825	796	2.8%
Caesars Entertainment Operating Co., Inc. (a)(d)	Hotel, Gaming & Leisure	11.25%, 6/1/2017	860	751	639	2.2%
EarthLink Holdings Corp.	Telecommunications	7.38%, 6/1/2020	40	41	41	0.1%
Endeavour International Corp. (d)	Energy: Oil & Gas	12.00%, 3/1/2018	525	551	525	1.8%
Goodman Networks, Inc.	Telecommunications	12.13%, 7/1/2018	800	837	216	0.8%
Kratos Defense & Security Solutions, Inc.	Aerospace and Defense	7.00%, 5/15/2019	1,112	981	758	2.7%
Ryerson Inc./Joseph T Ryerson & Son, Inc.	Metals & Mining	9.00%, 10/15/2017	1,315	1,355	1,018	3.6%
Titan International Inc.	Automoile	6.88%, 10/1/2020	1,500	1,390	1,095	3.8%
Toys R Us Property Co II LLC	Retail	8.50%, 12/1/2017	725	732	620	2.2%
Sub Total Senior Secured First Lien Debt			$11,022	$10,826	$9,008	31.6%

Senior Secured Second Lien Debt - 6.3% (b)
Aspect Software, Inc.	Telecommunications	10.63%, 5/15/2017	$1,302	$1,314	$1,016	3.5%
Claire’s Stores, Inc.	Retail	8.88%, 3/15/2019	825	809	190	0.7%
Endeavour International Corp. (d)	Energy: Oil & Gas	12.00%, 6/1/2018	725	708	8	0.0%
Logan’s Roadhouse, Inc.	Beverage, Food & Tobacco	10.75%, 10/15/2017	770	748	531	1.9%
Saratoga Resources, Inc. (d)	Energy: Oil & Gas	12.50%, 7/1/2016	885	912	44	0.2%
Sub Total Senior Secured Second Lien Debt			$4,507	$4,491	$1,789	6.3%

Senior Unsecured Debt - 22.0% (b)
APX Group, Inc.	Services: Consumer	8.75%, 12/1/2020	$575	$556	$472	1.6%
Caesar’s Entertainment Corp. (a)(d)	Hotel, Gaming & Leisure	10.75%, 2/1/2016	495	451	126	0.4%
Clear Channel Communications	Media: Broadcasting & Subscription	10.00%, 1/15/2018	1,400	1,354	539	1.9%
Colt Defense LLC (d)	Aerospace and Defense	8.75%, 11/15/2017	1,253	1,029	132	0.5%
DynCorp International Inc.	Aerospace and Defense	10.38%, 7/1/2017	1,135	1,143	846	3.0%
EarthLink Holdings Corp.	Telecommunications	8.88%, 5/15/2019	279	274	284	1.0%
Gymboree Corp.	Retail	9.13%, 12/1/2018	810	774	182	0.6%
Nuverra Environmental Solutions, Inc.	Environmental Industries	9.88%, 4/15/2018	1,325	1,351	457	1.6%
Ryerson Inc./Joseph T Ryerson & Son, Inc.	Metals & Mining	11.25%, 10/15/2018	1,500	1,528	1,117	3.9%
Seitel, Inc.	Energy: Oil & Gas	9.50%, 4/15/2019	1,575	1,574	1,016	3.6%
Suntech Power Holdings Company, Ltd. (a)(c)(d)	Environmental Industries	3.00%, 5/15/2013	100	109	-	0.0%
Toys R Us Inc.	Retail	10.38%, 8/15/2017	860	820	619	2.2%
UCI International Inc	Automobile	8.63%, 2/15/2019	1,400	1,367	483	1.7%
Sub Total Senior Unsecured Debt			$12,707	$12,330	$6,273	22.0%

Senior Subordinated Debt - 5.2% (b)
Claires Stores, Inc	Retail	10.50%, 6/1/2017	$715	$713	$357	1.2%
DJO Finance, LLC.	Healthcare & Pharmaceuticals	10.75%, 4/15/2020	1,265	1,322	1,139	4.0%
QuickSilver Resources, Inc. (d)	Energy: Oil & Gas	7.13%, 4/1/2016	890	843	-	0.0%
Sub Total Senior Subordinated Debt			$2,870	$2,878	$1,496	5.2%

Equity Securities - 11.3% (b)
Affinion Group, Inc. (d)	Media: Advertising, Printing & Publishing	Common Stock	13	$689	$816	2.9%
Ansgar Media, LLC (d)(f)	Media: Broadcasting & Subscription	Common Stock	-	-	2,102	7.4%
Education Management LLC (d)	Services: Consumer	Common Stock	2,530	5	177	0.6%
Education Management LLC (d)	Services: Consumer	Warrants	1,554	876	31	0.1%
NII Holdings, Inc. (a)(d)	Telecommunications	Common Stock	17	768	84	0.3%
Relativity Media, LLC (d)(e)	Media: Broadcasting & Subscription	Preferred stock	855	10,400	-	0.0%
Sub Total Equity Securities				$12,738	$3,210	11.3%

U.S. Government Securities -17.4% (b)
U.S. Treasury Bill		0.18%, 4/28/2016	$4,950	$4,947	$4,946	17.4%
Sub Total U.S. Government Securities				$4,947	$4,946	17.4%

Investments - Money Market - 21.8% (b)
Investments - Morgan Stanley Money Market		0.01%	$3,191	$3,191	$3,191	11.2%
Investments - U.S. Bank Money Market		0.02%	-	-	-	0.0%
Investments - Wells Fargo Money Market		0.01%	3,019	3,019	3,019	10.6%
Sub Total Investments - Money Market				$6,210	$6,210	21.8%

TOTAL INVESTMENTS - 115.6% (b)				$54,420	$32,932	115.6%

(a) Represents a non-qualifying investment as defined under Section 55 (a) of the Investment Company Act of 1940, as amended. Non-qualifying investments represent 2.6% of the Fund’s portfolio at fair value. As a BDC, the Fund can only invest 30% of its portfolio in non-qualifying asstes.

(b) Percentages are based on net assets of $28,490 as of December 31, 2015.

(c) Non-U.S. company. The principal place of business for Suntech Power Holdings Company, Ltd. Is China.

(d) Non-income producing as of December 31, 2015.

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

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

SCHEDULE OF INVESTMENTS

(dollars in thousands)

December 31, 2014

Portfolio Company	Industry	Investment Coupon Rate, Maturity Date	Principal No. of Shares	Amortized Cost	Fair Value	% of Net Assets
Senior Secured First Lien Debt - 28.8% (b)
Accuride Corp.	Consumer Goods: Durable	9.50%, 8/1/2018	$1,400	$1,435	$1,442	3.5%
American Media, Inc.	Media: Advertising, Printing & Publishing	11.50%, 12/15/2017	1,320	1,382	1,307	3.2%
APX Group, Inc.	Services: Consumer	6.38%, 12/1/2019	825	825	790	1.9%
Caesars Entertainment Operating Co., Inc. (a)	Hotel, Gaming & Leisure	11.25%, 6/1/2017	860	765	630	1.5%
Cambrium Learning Group, Inc.	Services: Consumer	9.75%, 2/15/2017	1,375	1,392	1,347	3.3%
EarthLink Holdings Corp. (a)	Telecommunications	7.38%, 6/1/2020	40	41	41	0.1%
Endeavour International Corp. (d)	Energy: Oil & Gas	12.00%, 3/1/2018	525	551	578	1.4%
EuraMax International, Inc.	Metals & Mining	9.50%, 4/1/2016	1,475	1,464	1,371	3.4%
Goodman Networks, Inc.	Telecommunications	12.13%, 7/1/2018	800	849	826	2.0%
Kratos Defense & Security Solutions, Inc. (a)	Aerospace and Defense	7.00%, 5/15/2019	1,550	1,325	1,318	3.3%
Ryerson Inc./Joseph T Ryerson & Son, Inc.	Metals & Mining	9.00%, 10/15/2017	1,315	1,376	1,351	3.4%
Toys R Us Property Co II LLC	Retail	8.50%, 12/1/2017	725	736	720	1.8%
Sub Total Senior Secured First Lien Debt			$12,210	$12,141	$11,721	28.8%

Senior Secured Second Lien Debt - 14.0% (b)
Aspect Software, Inc.	Telecommunications	10.63%, 5/15/2017	$1,302	$1,322	$1,230	3.0%
Bon-ton Department Stores, Inc.	Retail	10.63%, 7/15/2017	1,390	1,384	1,383	3.4%
Claire’s Stores, Inc.	Retail	8.88%, 3/15/2019	825	805	668	1.6%
Endeavour International Corp. (d)	Energy: Oil & Gas	12.00%, 6/1/2018	725	708	239	0.6%
Logan’s Roadhouse, Inc.	Beverage, Food & Tobacco	10.75%, 10/15/2017	770	738	566	1.4%
Radiation Therapy Services, Inc.	Healthcare & Pharmaceuticals	8.88%, 1/15/2017	1,285	1,277	1,298	3.2%
Saratoga Resources, Inc.	Energy: Oil & Gas	12.50%, 7/1/2016	885	897	310	0.8%
Sub Total Senior Secured Second Lien Debt			$7,182	$7,131	$5,694	14.0%

Senior Unsecured Debt - 37.2% (b)
APX Group, Inc.	Services: Consumer	8.75%, 12/1/2020	$575	$553	$486	1.2%
Armored Autogroup, Inc.	Consumer Goods: Durable	9.25%, 11/1/2018	1,250	1,247	1,244	3.1%
Caesar’s Entertainment Corp. (a)	Hotel, Gaming & Leisure	10.75%, 2/1/2016	495	475	74	0.2%
Cenveo Corp.	Services: Business	11.50%, 5/15/2017	1,571	1,576	1,430	3.5%
Clear Channel Communications	Media: Broadcasting & Subscription	10.00%, 1/15/2018	1,400	1,335	1,200	2.9%
Colt Defense LLC	Aerospace and Defense	8.75%, 11/15/2017	1,253	1,073	507	1.2%
DynCorp International Inc.	Aerospace and Defense	10.38%, 7/1/2017	1,135	1,148	965	2.4%
EarthLink Holdings Corp. (a)	Telecommunications	8.88%, 5/15/2019	375	366	370	0.9%
Gentiva Health Services, Inc.	Healthcare & Pharmaceuticals	11.50%, 9/1/2018	925	967	984	2.4%
Gymboree Corp.	Retail	9.13%, 12/1/2018	810	764	312	0.8%
Hutchinson Technology, Inc.	High Tech Industries	8.50%, 1/15/2026, puttable on 01/15/2015	858	819	858	2.1%
NII Capital Corp. (d)	Telecommunications	10.00%, 8/15/2016	960	921	331	0.8%
Nuverra Environmental Solutions, Inc.	Environmental Industries	9.88%, 4/15/2018	1,325	1,361	795	2.0%
Seitel, Inc.	Energy: Oil & Gas	9.50%, 4/15/2019	1,575	1,574	1,307	3.2%
Sitel LLC / Sitel Finance Corp	Media: Advertising, Printing & Publishing	11.50%, 4/1/2018	1,450	1,413	1,138	2.8%
Suntech Power Holdings Company, Ltd. (a)(c)	Environmental Industries	3.00%, 5/15/2013	100	107	1	0.0%
Toys R Us Inc.	Retail	10.38%, 8/15/2017	860	821	684	1.7%
UCI International Inc	Automobile	8.63%, 2/15/2019	1,400	1,358	1,337	3.3%
Visant Corp.	Media: Advertising, Printing & Publishing	10.00%, 10/1/2017	1,275	1,238	1,106	2.7%
Sub Total Senior Unsecured Debt			$19,592	$19,116	$15,129	37.2%

Senior Subordinated Debt - 9.8% (b)
Affinion Group, Inc.	Media: Advertising, Printing & Publishing	13.50%, 8/15/2018	$816	$707	$612	1.5%
Central Garden and Pet Co.	Retail	8.25%, 3/1/2018	1,400	1,440	1,411	3.4%
Claires Stores, Inc	Retail	10.50%, 6/1/2017	715	711	651	1.6%
DJO Finance, LLC.	Healthcare & Pharmaceuticals	9.75%, 10/15/2017	1,265	1,313	1,265	3.1%
QuickSilver Resources, Inc.	Energy: Oil & Gas	7.13%, 4/1/2016	890	863	71	0.2%
Sub Total Senior Subordinated Debt			$5,086	$5,034	$4,010	9.8%

Equity Securities - 2.1% (b)
Education Management LLC	Services: Consumer	Common stock	874	$880	$874	2.1%
Sub Total Equity Securities				$880	$874	2.1%

Investments - Money Market - 7.7% (b)
Investments - U.S. Bank Money Market		0.03%	$3,104	$3,104	$3,104	7.7%
Sub Total Investments - Money Market				$3,104	$3,104	7.7%

TOTAL INVESTMENTS - 99.6% (b)				$47,406	$40,532	99.6%

(a) All of our investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, except for Caesar’s Entertainment Corp., Earthlink Holdings Corp., Kratos Defense & Security Solutions, Inc., and Suntech Power Holdings Company, Ltd. Non-qualifying assets represent 6.0% of the Fund’s portfolio at fair value. As a BDC, the Fund can only invest 30% of its portfolio in non-qualifying assets.

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

December 31, 2015

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

We invest in discounted corporate debt and equity-linked debt securities of public and private companies that trade on the secondary loan market for institutional investors and provide distributions to investors. The debt is generally high-yield and non-investment grade. At the same time, we actively work with the target company’s management to restructure the underlying securities and improve the liquidity position of the target company’s balance sheet. We employ a proprietary “Co-Optivist”TM approach (“cooperative activism”, Co-OptivistTM is a registered trademark of VII Peaks Capital, LLC, or (“VII Peaks” or our “Manager”), and is being used with their permission) in executing our investment strategy, which entails proactively engaging the target company management on average 24 months prior to a redemption event (typically a put or maturity event) to create an opportunity for growth in the investments. Our strategy is not dependent on restructuring to generate distributions. Capital appreciation on securities is generally not realized evenly over the holding period. In some instances market prices for securities may continue to reflect a discount until a relatively short time period prior to a redemption event. The potential capital gain typically occurs during the end of the holding period of a bond in our portfolio when securities are either called by the company or exchanged to new securities during refinance. We have tendered certain debt securities well above the market-traded deep discount.

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

We are managed by VII Peaks Capital, LLC, which is registered as an investment adviser with the Securities and Exchange Commission, or (“SEC”). Our Manager is responsible for sourcing potential investments, analyzing investment opportunities, structuring our investments, and monitoring our investments and portfolio companies on an ongoing basis.

On August 9, 2011, we filed a registration statement on Form N-2 to sell up to 75,000,000 shares of common stock, $0.001 par value per share, at an initial public offering price of $10.00 per share. The registration statement was declared effective by the SEC on March 1, 2012. We commenced operations when we raised gross offering proceeds of over $1.0 million, all of which was from persons who were not affiliated with us or our manager by one year from the date the registration statement was declared effective by the SEC. Prior to the successful satisfaction of that condition, all subscription payments were placed in an account held by the escrow agent, UMB Bank, N.A., in trust for the benefit of our subscribers, pending release to us. We achieved the minimum offering requirement on July 10, 2012 and commenced operations on such date. As of December 31, 2015, we issued 6.5 million shares of common stock, including 0.4 million shares under our distribution reinvestment plan (“DRIP”) and less 0.3 million shares redeemed under our tender offer. Gross proceeds from our common stock issuances total $64.2 million, including $3.4 million under our DRIP less $2.9 million paid to redeem shares in our quarterly tender offers.

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

The Fund has evaluated the implications of Accounting Standards Codification (“ASC”) Topic 740, Accounting for Income Taxes, for all open tax years and in all major tax jurisdictions, and determined that there is no material impact on the financial statements. The Fund continues to remain subject to examination by U.S. federal and state authorities for the years 2011 through 2015.

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

In May, 2014, the FASB issued ASU No. 2014-09, “Revenue with Contracts from Customers”. ASU No. 2014-09 provides clarification on the principles to recognize revenue and to develop a common standard between GAAP and IFRS. The standard is effective for the Fund for annual reporting periods beginning after December 15, 2016, including interim periods. In August 2015, the FASB issued ASU 2015-14 which defers the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.

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

Our total investment income was $3.5 million for the year ended December 31, 2015, as compared to $3.3 million for the year ended December 31, 2014 and $1.7 million for the year ended December 31, 2013, respectively. The increase is primarily due to the origination fees earned by the fund on its Relativity Media investment. At December 31, 2015, the weighted average coupon yield was 7.6%, 10.7% for both December 31, 2014 and 2013, respectively. For the year ended December 31, 2015, the average net assets were $39.2 million, as compared to $36.7 million for the year ended December 31, 2014 and $21.4 million for the year ended December 31, 2013.

For the year ended December 31, 2015, fourteen of the investments in the portfolio did not accrue interest as the issuers were in default of the coupon payment for more than the thirty day grace period. Interest income was accrued through the date of the last coupon payment received for these investments. These fourteen are Colt Defense LLC, 8.75%, November 15, 2017; Caesars Entertainment Corp, 11.25%, June 1, 2017; Caesars Entertainment Corp, 10.75%, February 1, 2016; Endeavour International Corp., 12%, March 1, 2018; Endeavour International Corp., 12%, June 1, 2018; QuickSilver Resources, Inc., 7.13%, April 1, 2016; Saratoga Resources, Inc., 12.50% July 1, 2016; Suntech Power Holdings Company, Ltd., 3%, May 15, 2013; Affinion Group, common stock; Ansgar Media, LLC, common stock; Education Management, LLC, common stock and warrant; NII Holdings, Inc., common stock; and Relativity Media LLC, preferred stock. These instruments do not accrue or pay interest.

Expense Reimbursement Agreement

We entered into an expense reimbursement agreement with our prior manager under which the prior manager agreed to reimburse us for certain U.S. GAAP compliant expenses recognized on our quarterly financial statements for 2012, retroactive to the date of formation on August 3, 2011. In 2013, the expense reimbursement agreement was modified to exclude management fees and incentive fees payable to the prior manager effective as of January 1, 2013. The expense reimbursement agreement allowed the prior manager and us to offset the related receivables from and payables to each other resulting in a net receivable, or payable position. The prior manager was obligated to reimburse the Fund for $0.0 million in 2015, $0.0 million in 2014 and $0.8 million in 2013.

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

As of December 31, 2015, our Manager had accrued $0.01 million in Expense reimbursement, which is included in Due from related party on the statements of assets and liabilities.

During the year ended December 31, 2014, our Manager paid in full the Due from related party balance of $1.3 million. In addition, during the year ended December 31, 2014, we accrued $0.1 million of interest on such amount at the rate of 7.35% per annum.

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

The investment portfolio is recorded on a trade date basis. The Fund determines the net asset value of its investment portfolio each quarter. Securities that are publicly-traded are valued at the reported closing price on the valuation date. Thirty-one of the thirty-nine investments were valued using the closing market price at year end December 31, 2015. The exceptions were the two equity investments in Education Management LLC, a common stock and a warrant, the two notes from Endeavour International Corp., one with a 12.00% interest rate and maturity date of March 1, 2018, the second with a 12.00% interest rate and maturity date of June 1, 2018, the two investments in Ansgar Media, LLC, one common stock, the second a note with a 12.00% interest rate and maturity date of September 8, 2017, the common stock equity investment for Affinion Group, the preferred equity investment for Relativity Media, LLC and a 8.75% senior unsecured note of Colt Defense LLC, due November 15, 2017.

Securities that are not publicly-traded are valued at fair value as determined in good faith by the Board of Directors, or a committee thereof. In connection with that determination, the Manager will prepare portfolio company valuations using relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, the most recent portfolio company financial statements and forecasts, and valuations prepared by third-party valuation services. With respect to investments for which market quotations are not readily available, the Fund undertake a multi-step valuation process each quarter, as described below:

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

The following table presents fair value measurements of investments, by major class, as of December 31, 2015 according to the fair value hierarchy (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Investments – Money Market	$6,210	$—	$—	$6,210
Senior Secured First Lien Debt	—	6,483	2,525	9,008
Senior Secured Second Lien Debt	—	1,781	8	1,789
Senior Unsecured Debt	—	6,141	132	6,273
Senior Subordinated Debt	—	1,496	—	1,496
U.S. Government Securities	—	4,946	—	4,946
Equity Securities	—	84	3,126	3,210
Total	$6,210	$20,931	$5,791	$32,932

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

There were two transfers between levels for the year ended December 31, 2015. One transfer was Affinion Group, Inc., originally, 13.5%, August 15, 2018. The interest bearing note was restructured by the company to a non-interest bearing private equity holding and hence transferred to Level 3. The other transfers was Colt Defence, LLC, originally 8.75% senior unsecured notes, due November 15, 2017 which got exchanged for the 8.00% senior unsecured notes due December 15, 2020 at $105.08 for every $1,000 of old notes. Although the restructuring process completed after December 31, 2015, the plan for reorganization was already proposed prior to year end.

During the year ended December 31, 2015, the following were the transfers in or out of levels:

	Level 1	Level 2	Level 3	Total
Senior Unsecured Debt	$—	$(132)	$132	$—
Senior Subordinated Debt	—	(816)	—	(816)
Equity Securities	—	—	816	816
Total	$—	$(948)	$948	$—

There were three transfers between levels for the year ended December 31, 2014. One transfer was Education Management, LLC., originally, 15%, July 1, 2018. The interest bearing note was restructured by the company to a non-interest bearing private equity holding. The other transfers were two Endeavour International notes. The first note had a March 1, 2018 maturity date and 12% coupon. The second note had a June 1, 2018 maturity date and 12% coupon.

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

Changes in Level 3 assets measured at fair value for the year ended December 31, 2015 are as follows:

	Fair Value at December 31, 2014	Transfers in/(out) of Level 3	Purchases (Sales and Settlement)(1)	Amortization and Accretion of Fixed Income Premiums and Discounts	Realized and Unrealized Gains (Losses)	Fair Value at December 31, 2015	Change in Unrealized Gains and (Losses) for Investments held as of December 31, 2015
Senior Secured First Lien Debt	$578	$—	$2,000	$—	$(53)	$2,525	$(53)
Senior Secured Second Lien Debt	239	—	—	—	(231)	8	(231)
Senior Unsecured Debt	—	132	—	(43)	43	132	43
Equity Securities	874	816	10,400	(18)	(8,946)	3,126	(8,946)
Total	$1,691	$948	$12,400	$(61)	$(9,187)	$5,791	$(9,187)

(1)  Includes purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization, PIK interest, net proceeds from investments sold and principal paydowns received.

Realized and unrealized gains and losses are included in net realized gain (loss) on investments and net change in unrealized gain (loss) on investments in the statement of operations. The change in unrealized gains for Level 3 investments still held as of December 31, 2015 of $(9.2) million is included in net change in net unrealized gain (loss) on investments in the statement of changes in net assets for the year ended December 31, 2015.

Changes in Level 3 assets measured at fair value for the year ended December 31, 2014 are as follows:

	Fair Value at December 31, 2013	Transfers in/(out) of Level 3	Purchases (Sales and Settlement)	Amortization and Accretion of Fixed Income Premiums and Discounts	Realized and Unrealized Gains (Losses)	Fair Value at December 31, 2014	Change in Unrealized Gains and (Losses) for Investments held as of December 31, 2014
Senior Secured First Lien Debt	$—	$578	$—	$—	$—	$578	$—
Senior Secured Second Lien Debt	—	239	—	—	—	239	—
Equity Securities	—	879	—	—	—	874	—
Total	$—	$1,691	$—	$—	$—	$1,691	$—

Realized and unrealized gains and losses are included in net realized gain (loss) on investments and net change in unrealized gain (loss) on investments in the Statement of Operations. There was no change in unrealized losses for Level 3 investments still held as of December 31, 2014.

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2015 (dollars in thousands):

					Range
	Fair Value	Valuation Technique	Unobservable Input	Mean	Minimum	Maximum
Senior Secured First Lien Debt	$2,525	Liquidation	Transaction Value	$2,525	$2,525	$2,525
Senior Secured Second Lien Debt	8	Liquidation	Transaction Value	8	8	8
Senior Unsecured Debt	132	Liquidation	Transaction Value	132	132	132
Equity Securities	3,126	Liquidation	Transaction Value / Discounted Cash Flows	9,155	3,126	15,184
Total	$5,791

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2014 (dollars in thousands):

					Range
	Fair Value	Valuation Technique	Unobservable Input	Mean	Minimum	Maximum
Senior Secured First Lien Debt	$578	Liquidation	Transaction Value	$578	$578	$578
Senior Secured Second Lien Debt	239	Liquidation	Transaction Value	258	239	275
Equity Securities	874	Liquidation	Transaction Value	1,143	870	1,416
Total	$1,691

The primary significant unobservable input used in the fair value measurement of the Fund’s equity securities is the fair value of the issuer’s equity securities exchanged with the unsecured note in the year ended December 31, 2015. Significant increases or decreases in the fair value of the issuer’s equity securities would result in a significantly lower or higher fair value measurement. The primary significant unobservable input used in the fair value measurement of the Fund’s Senior Secured First Lien and Senior Secured Second Lien was the terms of the restructuring offered by the issuer, not yet final.

The composition of the Fund’s investments as of December 31, 2015, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Investments – Money Market	$6,210	$6,210	18.9%
Senior Secured First Lien Debt	10,826	9,008	27.4
Senior Secured Second Lien Debt	4,491	1,789	5.4
Senior Unsecured Debt	12,330	6,273	19.0
Senior Subordinated Debt	2,878	1,496	4.5
U.S. Government Securities	4,947	4,946	15.0
Equity Securities	12,738	3,210	9.8
Total	$54,420	$32,932	100.0%

The composition of the Fund’s investments as of December 31, 2014, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Investments – Money Market	$3,104	$3,104	7.7%
Senior Secured First Lien Debt	12,141	11,721	28.9
Senior Secured Second Lien Debt	7,131	5,694	14.0
Senior Unsecured Debt	19,116	15,129	37.3
Senior Subordinated Debt	5,034	4,010	9.9
Equity Securities	880	874	2.2
Total	$47,406	$40,532	100.0%

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

Investment Advisory Agreement

The Fund has entered into an investment advisory agreement with the Manager to manage the Fund’s investment activities. Pursuant to the investment advisory agreement, the Manager implements the Fund’s business strategy on a day-to-day basis and performs certain services for us, subject to oversight by our Board of Directors, or a committee thereof. The Manager is responsible for, among other duties, determining investment criteria, sourcing, analyzing and executing investment transactions, asset sales, financings and performing asset management duties. The investment advisory agreement must be re-approved at least every two years by a majority of the non-interested Board Members. The initial contract was signed on August 20, 2013. On August 17, 2015, the non-interested Board Members re-approved the agreement between the Manager and the Fund under the agreement’s existing terms.

Under the investment advisory agreement, the Manager is entitled to a base management and incentive fee as outlined in the investment advisory agreement with the Fund. The base management fee is 2% of net assets below $100 million; 1.75% of net assets between $100 million and $250 million; and 1.5% of net assets over $250 million. For the years ended December 31, 2015, 2014 and 2013, the Fund incurred $0.8 million, $0.7 million and $0.4 million of base management fees, respectively.

The incentive fee has two parts. The first part, the subordinated incentive fee on income, is calculated and payable quarterly in arrears based upon the Fund’s “pre-incentive fee net investment income” for the immediately preceding quarter. The subordinated incentive fee on income is 20% of pre-incentive net investment income subject to a quarterly return to investors, expressed as a rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, of 2.0% (8.0% annualized). The second part of the incentive fee, the incentive fee on capital gains, is an incentive fee on capital gains earned on liquidated investments from the portfolio and is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement). This fee equals 20% of the Fund’s incentive fee capital gains, which will equal the Fund’s realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. For the years ended December 31, 2015, 2014 and 2013, the Fund did not incur any incentive fees related to net investment income or capital gains.

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

The Manager agreed to assume and pay the Fund all amounts due the Fund from the prior manager as reflected in the Fund’s books and records as of August 20, 2013, including any amounts due under the expense reimbursement agreement between the Fund and the prior manager. The Fund agreed to pay the Manager any reimbursable organization and offering expenses incurred by prior manager which the Fund would otherwise be obligated to reimburse prior manager from future sales of the Fund’s securities, beginning with any sales of securities occurring after August 20, 2013, subject to the limitation that such organization and offering costs may only be reimbursed to the extent of 1.5% of offering proceeds.

From time to time, the Fund has paid directly certain expenses that were classified as organization or offering expenses that should have been borne by the prior manager and for which the prior manager is obligated to reimburse the Fund. As of December 31, 2015, 2014 and 2013, the unreimbursed amount of organization and offering expenses was $0.2 million, $0.2 million and $0.2 million, respectively, which amount is included in “Due from related party” on the Fund’s balance sheet as of that date.

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

Under the administration agreement, our Manager will also provide on our behalf managerial assistance to portfolio companies that request such assistance. The amounts of reimbursement to our Manager or services charged directly are captured in the Statement of Operations under “Administrative Services”. During the years ended December 31, 2015, 2014 and 2013, the Fund reimbursed the Manager or was charged directly for $0.2 million, $0.1 million and $0.0 million in administration expenses under the administration agreement, respectively.

Note 5.  Common Stock

Initially, the Manager purchased 111 and 22,222 shares of common stock on August 31, 2011 and December 31, 2011, respectively. These shares were purchased at a price of $9.00 per share, which represents the initial public offering (“IPO”) price of $10.00 per share, net of selling commissions and dealer manager fees. The Manager sold these shares on June 27, 2014.

On July 10, 2012, the Fund had raised sufficient proceeds to break escrow on its IPO and through December 31, 2015, the Fund has sold 5.5 million shares of common stock for gross proceeds of $55.5 million including the purchases made by the Manager.

During the year ended December 31, 2015, the Fund sold 690,331 shares of common stock in its offering for net proceeds of $6.1 million. Also, for the year ended December 31, 2015, 221,746 treasury shares were repurchased at $8.775 for the total consideration of $1.95 million.

Note 6. Borrowings

Wells Fargo Credit Facility

On August 4, 2015, the Fund entered into an agreement with the Wells Fargo Advisors, LLC for the purpose of obtaining a revolving line of credit. The amount the Fund can borrow is based upon the value of cash deposited in an account at Wells Fargo Advisors, LLC, which serve as collateral for the loan. On August 28, 2015, the Fund drew down $2.0 million. As of December 31, 2015, the outstanding balance under this credit line was $4.5 million. The interest rate on the outstanding balance is currently 3.00%.

Morgan Stanley Credit Facility

On September 10, 2015, the Fund entered into an agreement with the Morgan Stanley Private Bank, N.A. The amount the Fund can borrow is based upon the value of cash deposited in an account at Morgan Stanley Private Bank, N.A., which serve as collateral for the loan. The maximum amount which the Fund may borrow under the line of credit is $1.8 million. As of December 31, 2015, there was no outstanding balance under this credit line. The interest rate on borrowings under the line of credit will be determined at the time of the borrowing.

Note 7.  Income Taxes

The Fund has elected to be treated as a RIC under Subchapter M of the Code. As a RIC, the Fund is not taxed on any investment company taxable income or capital gains which it distributes to shareholders. The Fund intends to make the requisite distributions to its stockholders which will relieve the Fund from U.S. federal income taxes. Accordingly, no provision for U.S. federal income tax has been made in the consolidated financial statements.

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal tax regulations, which may differ from amounts in accordance with U.S. GAAP and those differences could be material.

Note 8.  Earnings (Loss) Per Share

In accordance with the provisions of FASB ASC 260, Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.

The following information sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets per share from operations for the years ended December 31, 2015, 2014 and 2013 (dollars in thousands except share and per share amounts):

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2015	2014	2013
Basic and diluted:
Net increase (decrease) in net assets resulting from operations	$(13,359)	$(5,274)	$697
Weighted average common shares outstanding	6,077,127	4,281,647	2,150,019
Net increase (decrease) in net assets resulting from operations per share	$(2.20)	$(1.23)	$0.32

  The Fund had no potentially dilutive securities as of December 31, 2015, 2014 or 2013, resulting in the same number of shares for basic and diluted.

Note 9. Tender Offer Program

We do not currently intend to list our shares on any securities exchange and do not expect a public market for them to develop in the foreseeable future. Therefore, shareholders should not expect to be able to sell their shares promptly or at a desired price. Beginning with fourth calendar quarter of 2013 and on a quarterly basis thereafter, as approved by the Board of Directors, we intend to offer to repurchase shares of our common stock at a price equal to 90% of our offering price on the date of repurchase. We currently intend to limit the number of shares to be repurchased during any calendar year to 20% of the weighted average number of shares outstanding in the prior calendar year, or 5.0% in each quarter, though the actual number of shares that we offer to repurchase may be less in light of the limitations noted above. We will offer to repurchase such shares on each date of repurchase at a price equal to 90% of our offering price. For the year ended December 31, 2015, 221,746 treasury shares were repurchased at $8.775 for the total consideration of $1.95 million. In the third and fourth quarters of 2015, no tender offer was approved by the Board of Directors.

The following table reflects certain information regarding the tender offers that we have conducted to date:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percent of Shares Tendered that were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares (‘000s)*
December 13, 2013	December 12, 2013	548	100%	$9.135	$5
March 31, 2014	March 14, 2014	550	100%	$9.135	5
June 30, 2014	June 27, 2014	34,025	100%	$9.135	319
September 30, 2014	September 30, 2014	38,482	100%	$9.000	346
December 31, 2014	December 30, 2014	6,061	100%	$8.775	55
March 31, 2015	March 30, 2015	5,811	100%	$8.775	51
June 30, 2015	June 29, 2015	215,935	69%	$8.775	1,895
September 30, 2015	September 30, 2015**	—	—	—	—
December 31, 2015	December 31, 2015**	—	—	—	—
					$2,676

* The difference between increase in treasury capital and aggregate consideration for repurchased shares is allocated to the capital/owners, equity account dealer fees.

**The Board of Directors did not declare a tender offer for the quarters ended September 30, 2015 and December 31, 2015.

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

Note 10.  Distributions

Subject to our board of director’s discretion and applicable legal restrictions, we have historically authorized and declared ordinary cash distributions on a semi-monthly basis and paid such distributions on a semi-monthly basis. However, at the August 17, 2015 Board of Directors meeting, the Board determined that monthly distributions, at the same annual rate, would reduce costs and would be in the best interest of the shareholders. The distribution paid to shareholders on September 30, 2015, with a record date of August 30, 2015, represented the first monthly distribution. We may fund our cash distributions to shareholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, and dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies. We have not established limits on the amount of funds we may use from available sources to make distributions.

When we commenced operations, we initiated a policy of declaring semi-monthly distributions at an annual distribution rate of 7.35% per annum of our offering price. We have authorized, declared and paid distributions to our shareholders at that rate on a semi-monthly basis beginning in July 2012, then changed to a monthly distribution beginning in August 2015. Our distributions historically have not been based on our investment performance. Prior to September 2013, our distributions were supported by our Manager in the form of operating expense support payments to us, and a portion of our distributions constituted a return of capital. Since September 2013, we have not had an expense support agreement with our Manager and as a result a greater portion of our distributions have constituted a return of capital. A return of capital generally is a return of your investment rather than a return of earnings or gains derived from our investment activities.

As of December 31, 2015, the Fund has accrued $0.3 million in stockholder distributions, that were unpaid. All amounts with record dates in December 2015 and paid in January 2016 have been accrued in the December 31, 2015 financial statements. As of December 31, 2014, the Fund has accrued $0.2 million in stockholder distributions that were unpaid. All amounts with record dates in December 2014 and paid in January 2015 have been accrued in the December 31, 2014 financial statements.

The following table reflects the distributions per share paid or payable in cash or with the distribution reinvestment plan (“DRIP”) on the Fund’s common stock to date (dollars in thousands except per share amounts), as well as the source of the distributions:

Source of Distribution by Cash vs. DRIP:

		Net	Realized
		Investment	Gain From	Return of		Paid in
Period	Per Share	Income	Investments	Capital	Total	Cash	DRIP
July 12, 2012 - September 30, 2012	$0.183750	32	-	18	50	34	16
October 1, 2012 - December 31, 2012*	0.260750	118	-	82	200	123	77
January 1, 2013 - March 31, 2013*	0.262586	247	47	75	369	221	148
April 1, 2013 - June 30, 2013	0.186504	235	43	27	305	186	119
July 1, 2013 - September 30, 2013	0.186504	244	47	183	474	274	200
October 1, 2013 - December 31, 2013	0.186504	72	258	219	549	345	204
January 1, 2014 - March 31, 2014	0.186504	168	85	379	632	405	227
April 1, 2014 - June 30, 2014	0.186504	372	-	382	754	491	263
July 1, 2014 - September 30, 2014	0.184668	135	29	644	808	511	297
October 1, 2014 - December 31, 2014	0.181467	144	52	748	944	584	360
January 1, 2015 - March 31, 2015	0.179154	153	52	824	1,029	652	377
April 1, 2015 - June 30, 2015	0.179154	705	163	243	1,111	719	392
July 1, 2015 - September 30, 2015	0.209015	240	142	904	1,286	836	450
October 1, 2015 - December 31, 2015**	0.170315	—	68	996	1,064	685	379
TOTAL	$2.743379	2,865	986	5,724	9,575	6,066	3,509

* Includes a special distribution of $0.077 per share.

** For the period from October 31, 2015 to December 31, 2015, the Fund had a net investment loss of approximately $268 thousand. That amount is reflected on the Source of Distributions table below in the distributions from paid in capital amount.

The following table shows the percentage of our distributions, which have been funded from net investment income, realized capital gains and paid in capital since the inception of operations:

Percentage of Distributions by Source:

		Net	Realized
		Investment	Gain From	Return of
Period	Per Share	Income	Investments	Capital
July 12, 2012 - September 30, 2012	$0.183750	64%	0%	36%
October 1, 2012 - December 31, 2012*	0.260750	59%	0%	41%
January 1, 2013 - March 31, 2013*	0.262586	67%	13%	20%
April 1, 2013 - June 30, 2013	0.186504	77%	14%	9%
July 1, 2013 - September 30, 2013	0.186504	51%	10%	39%
October 1, 2013 - December 31, 2013	0.186504	4%	47%	49%
January 1, 2014 - March 31, 2014	0.186504	27%	13%	60%
April 1, 2014 - June 30, 2014	0.186504	49%	0%	51%
July 1, 2014 - September 30, 2014	0.184668	17%	3%	80%
October 1, 2014 - December 31, 2014	0.181467	15%	6%	79%
January 1, 2015 - March 31, 2015	0.179154	15%	5%	80%
April 1, 2015 - June 30, 2015	0.179154	63%	15%	22%
July 1, 2015 - September 30, 2015	0.209015	19%	11%	70%
October 1, 2015 - December 31, 2015	0.170315	—%	6%	94%

* Includes a special distribution of $0.077 per share.

The following table reflects the sources of the cash distributions on a tax basis that the Fund has paid on its common stock (dollars in thousands) during the fiscal years ended December 31, 2015, 2014, 2013 and 2012:

	Year ended		Year ended		Year ended		Year ended
Source of Distributions:	December 31, 2015		December 31, 2014		December 31, 2013		December 31, 2012
Distributions from net investment income	$830	18.5%	$819	26.1%	$798	47.0%	$150	60.0%
Distributions from realized gains	425	9.5%	166	5.3%	395	23.3%	-	0.0%
Distributions from paid In capital	3,235	72.0%	2,153	68.6%	504	29.7%	100	40.0%
Total	$4,490	100.0%	$3,138	100.0%	$1,697	100.0%	$250	100.0%

There were no distributions paid with borrowings, non-capital gain proceeds from sale of assets, distribution on account of preferred and common equity or expense reimbursement from sponsor.

We expect to continue paying distributions at the same distribution rate, based on the current offering price, and that a substantial part of those distributions will constitute a return of capital for the foreseeable future. Our distributions will continue to constitute return of capital until our net investment income is sufficient to support our distribution rate, which will probably not occur until our Manager enters into an expense support agreement with us, our mix of interest and dividend paying assets increase, or our assets increase enough to lower our expense ratio, which we do not expect to occur until we have significantly more net assets than we do at present.

We are in a fund raising stage. As such, we incur offering expenses of 1.5% of the gross offering proceeds. The chart below shows the percentages of distributions from Net Investment Income excluding offering costs:

	Offering Expenses	Net Investment Income excluding offering costs	% Distribution from Net Investment Income excluding offering costs	% Distributions from Realized Gains excluding offering costs	% Distributions from Paid In Capital excluding offering costs
2015	$96	$926	21%	9%	70%
2014	$352	$1,171	37%	5%	58%
2013	$322	$1,120	66%	23%	11%
2012	$142	$292	100%	0%	0%

Note 11.  Financial Highlights

The following is a schedule of financial highlights for the years ended December 31, 2015, 2014, 2013 and 2012:

	For the year ended December 31, 2015	For the year ended December 31, 2014	For the year ended December 31, 2013	For the year ended December 31, 2012

Per share data:
Net asset value, beginning of period	$7.34	$8.70	$8.77	$8.82

Results of operations (1)
Net investment income	0.14	0.19	0.37	0.61
Net realized gain on investments	0.06	0.04	0.18	-
Net unrealized loss on investments	(2.40)	(1.46)	(0.23)	(0.48)
Net increase(decrease) in net assets resulting from operations	(2.20)	(1.23)	0.32	0.13

Stockholder distributions (2)
Distributions from net investment income	(0.14)	(0.19)	(0.37)	(0.59)
Distributions from realized gains	(0.06)	(0.04)	(0.18)	-
Distributions from capital	(0.54)	(0.50)	(0.24)	(0.43)
Net decrease in net assets resulting from stockholder distributions	(0.74)	(0.73)	(0.79)	(1.02)

Capital share transactions
Impact from issuance of common stock (3)	0.21	0.60	0.40	0.84
Net increase in net assets resulting from capital share transactions	0.21	0.60	0.40	0.84
Net asset value, end of period	$4.61	$7.34	$8.70	$8.77
Shares outstanding at end of period	6,181,515	5,546,292	3,151,376	950,733
Total return (5)	(31.96)%	(8.88)%	7.72%	10.98%
Ratio/Supplemental data:
Net assets, end of period (in thousands)	$28,490	$40,688	$27,424	$8,336
Average net assets (in thousands)	$39,246	$36,686	$21,372	$5,831
Ratio of net investment income to average net assets (4)(7)	2.12%	2.23%	3.73%	5.14%
Ratio of operating expenses to average net assets (4)(7)	6.83%	6.65%	4.03%	-%
Ratio of expenses reimbursed to average net assets (7)	-	-%	3.63%	(17.97)%
Portfolio turnover ratio (6)	56.67%	36.08%	59.80%	30.60%

_________________________

(1)	The per share amounts were derived by using the weighted average shares outstanding during the period. There was no expense waiver and reimbursement for the years ended December 31, 2015 and December 31, 2014. Net investment income per share excluding the expense reimbursements equals ($0.06) for the year ended December, 31, 2013. Net investment income per share excluding the expense reimbursements equals ($1.52) for the year ended December, 31, 2012.
(2)	The per share data for distributions reflects the actual amount of distributions declared per share during the period.
(3)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Fund’s continuous offering.
(4)	The ratios are after giving effect to amounts reimbursed by the Manager under an expense reimbursement agreement. See “Note 4 – Related Party Transactions.” For the years ended December 31, 2015 and December 31, 2014, there was no expense waiver and reimbursement. For the year ended December 31, 2013, excluding the expense reimbursement, the ratio of net investment income and operating expenses to average net assets is (0.14)% and 7.90%, respectively. For the year ended December 31, 2012, excluding the expense reimbursement, the ratio of net investment income and operating expenses to average net assets is (12.83)% and 17.84%, respectively.
(5)	Total return is calculated assuming a purchase of shares at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. For the years ended December 31, 2015 and December 31, 2014, there was no expense reimbursement. The total return based on net asset value for the year ended December 31, 2013, includes the effect of the expense reimbursement which equaled 3.63%. The total return based on net asset value for the year ended December 31, 2012, includes the effect of the expense reimbursement which equaled 6.24%.
(6)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or purchases over the average of the invested assets at fair value. Not annualized.
(7)	Ratios are annualized based on average net assets using current and prior 3 quarters net assets.

Note 12.  Selected Quarterly Data (Unaudited)

The following is the quarterly results of operations for the years ended December 31, 2015, 2014, 2013 and 2012. The operating results for any quarter are not necessarily indicative of results for any future period (dollars in thousands except share and per share amounts):

	Quarter Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Investment income	$335	$851	$1,412	$914
Operating expenses
Total Expenses	603	611	707	761
Less: Waiver of incentive fees	-	-	-	-
Less: Expense reimbursements	-	-	-	-
Net expenses	603	611	707	761
Net investment income	(268)	240	705	153
Realized and unrealized gain (loss), net	(9,521)	(4,333)	(363)	28
Net increase (decrease) in net assets resulting from operations	$(9,789)	$(4,093)	$342	$181
Per share information - basic and diluted
Net investment income	$0.04	$0.04	$0.11	$0.03
Net increase (decrease) in net assets resulting from operations	$(1.59)	$(0.66)	$0.06	$0.03
Weighted average shares outstanding	6,153,563	6,193,309	6,199,493	5,763,005

	Quarter Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Investment income	$855	$744	$951	$710
Operating expenses
Total Expenses	711	609	579	542
Less: Waiver of incentive fees	-	-	-	-
Less: Expense reimbursements	-	-	-	-
Net expenses	711	609	579	542
Net investment income	144	135	372	168
Realized and unrealized gain (loss), net	(2,551)	(2,410)	(951)	(181)
Net decrease in net assets resulting from operations	$(2,407)	$(2,275)	$(579)	$(13)
Per share information - basic and diluted
Net investment income	$0.03	$0.03	$0.09	$0.05
Net decrease in net assets resulting from operations	$(0.46)	$(0.52)	$(0.14)	$(0.00)
Weighted average shares outstanding	5,227,766	4,365,342	4,054,473	3,442,074

	Quarter Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Investment income	$558	$456	$401	$244
Operating expenses
Total Expenses	438	502	349	348
Less: Waiver of incentive fees	-	-	-	-
Less: Expense reimbursements	(41)	(201)	(285)	(249)
Net expenses	397	301	64	99
Net investment income	161	155	337	145
Realized and unrealized gain (loss), net	(253)	182	(266)	236
Net increase (decrease) in net assets resulting from operations	$(92)	$337	$71	$381
Per share information - basic and diluted
Net investment income	$0.05	$0.06	$0.18	$0.11
Net increase (decrease) in net assets resulting from operations	$(0.03)	$0.14	$0.04	$0.29
Weighted average shares outstanding	2,928,299	2,443,182	1,914,889	1,292,508

	Quarter Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Investment income	$114	$32	$-	$-
Operating expenses
Total Expenses	243	186	56	35
Less: Waiver of incentive fees	-	-	-	-
Less: Expense reimbursements	(242)	(282)	-	-
Net expenses	1	(96)	56	35
Net investment income	113	128	(56)	(35)
Realized and unrealized gain (loss), net	(47)	(72)	-	-
Net increase (decrease) in net assets resulting from operations	$66	$56	$(56)	$(35)
Per share information - basic and diluted
Net investment income	$0.16	$0.52	$(2.51)	$(1.57)
Net increase (decrease) in net assets resulting from operations	$0.10	$0.23	$(2.51)	$(1.57)
Weighted average shares outstanding	691,405	243,985	22,333	22,333

Note 13.  Subsequent Events

Management of the Fund has evaluated subsequent events in the preparation of the Fund’s financial statements and has determined that no events require recognition or disclosure in the financial statements except for the following:

On January 6, 2016, the Fund made an investment of $2.0 million to Landing Cove, LLC at an interest rate of 12.00%. The full loan amount including all accrued interest was repaid on April 8, 2016.

On January 11, 2016, the Fund made an additional investment of $2.0 million to Ansgar Media, LLC’s senior secured first lien debt. Terms of the investment are same as that of the previous investment made in September 2015, except that the Fund did not receive an equity interest in Ansgar as consideration for making the loan. The Fund also received the first year’s prepaid interest of $0.2 million on January 22, 2016.

On January 15, 2016, Endeavor 12.00% first lien bonds, due March 1, 2018 were converted at par to pro rata shares of the newly created entity Aspire Holdings, LLC. The shares of the stock are still held in escrow and not received in our custodial accounts yet.

On January 19, 2016, there was a mandatory exchange offer to exchange all of the Colt Defense, LLC 8.75% Senior Unsecured Notes to 8.00% PIK third lien notes which will have third priority lien on substantially all of the assets of the reorganized debtors. Holders received $105.08 principal amount of new 8.00% notes for each $1,000 principal amount of old 8.75% notes. VII Peaks received $0.1 million par value of 8.00% PIK bonds in exchange of $1.3 million 8.75% Senior Unsecured Bonds.

On February 3, 2016, Endeavour International Corp. made a payment of $0.01 million to the Fund in full satisfaction of $0.7 million par value of 12.00% second lien bonds, due June 1, 2018. This priced the bonds at $1.07 per bond.

On March 15, 2016, American Media, Inc. launched a consent solicitation seeking the consent of holders of the First Lien Notes to amend the First Lien Indenture and execute the First Lien Supplemental Indenture. By March 17, 2016, the issuer had received consents from a majority of the holders of the First Lien Notes. Our Fund delivered a consent on March 16, 2016 and received cash consideration equal to 1.00% of the principal amount of First Lien Notes on March 21, 2016.

On March 16, 2016, Nuverra Environmental Solutions, Inc. announced that it has commenced an offer to exchange new Second-Lien Notes Due April 15, 2021 (interest payable on October 15, 2016 will be paid in kind at an annual rate of 12.50%; interest payable after October 15, 2016 and through April 15, 2018 will be paid at a rate of 10.00% with 50% in kind and 50% in cash; interest payable after April 15, 2018 will be paid in cash at a rate of 10% until maturity) issued at par value and shares of common stock of the Company at a weighted market-average conversion price per share for any and all of its existing 9.88% Senior Notes due 2018. The Fund validly tendered in the Exchange Offer on March 29, 2016.

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

Management’s report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rules 13a-15(f) and 15d-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, and effected by the Fund’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Based on our management’s evaluation under the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), management concluded that our internal controls over financial reporting were effective as of December 31, 2015.

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

Change in Internal Control Over Financial Reporting

During the year ended December 31, 2015, we determined that a material weakness in internal control over financial reporting existed relating to the determination of offering expenses that should have been borne by our Fund manager instead of us, and reimbursed to our manager at the rate of 1.5% of gross offering proceeds in accordance with our investment management agreement with the Fund manager, and that the material weakness existed from the fourth quarter of 2013 to the end of fiscal 2014, including at December 31, 2013 and 2014 when management had previously concluded that its internal controls were effective. In response, in 2015 we implemented additional controls whereby officers will map out financial statement line items to the relevant portions of the agreements with our Fund manager to ensure compliance and proper accounting for amounts due thereunder. We believe the material weakness has been remediated by the additional controls and procedures that have been implemented.

ITEM 9B. OTHER INFORMATION

None.

Part III

We will file a definitive Proxy Statement for our 2016 Annual Meeting of Stockholders with the Securities and Exchange Commission (the “SEC”), pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction 6(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.	The following documents are filed as part of this Annual Report:

The following financial statements are set forth in Item 8:

b.	Exhibits:

The following exhibits are included, or incorporated by reference to exhibits previously filed with the SEC, in this Annual Report on Form 10-K for the year ended December 31, 2015 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description of Document
3.1	Articles of Incorporation of VII Peaks-KBR Co-Optivist Income BDC II, Inc. ( Incorporated by reference to Exhibit (a)(1) to Amendment No. 1 to registration statement on Form N-2 filed on December 19, 2011 )
3.2	Articles of Amendment and Restatement of of VII Peaks-KBR Co-Optivist Income BDC II, Inc. ( Incorporated by reference to Exhibit (a)(2) to Amendment No. 1 to registration statement on Form N-2 filed on March 1, 2012 )
3.3	Second Articles of Amendment and Restatement to Articles of Incorporation of VII Peaks-KBR Co-Optivist Income BDC II, Inc. ( Incorporated by reference to Exhibit 3.1 to Form 8-K filed on June 28, 2012 )
3.4	Articles of Amendment to Articles of Incorporation of VII Peaks Co-Optivist Income BDC II, Inc. ( Incorporated by reference to Exhibit (a) to Form 8-K filed on September 16, 2013 )
3.5	Bylaws of the Registrant ( Incorporated by reference to Exhibit (b) to Amendment No. 1 to registration statement on Form N-2 filed on December 19, 2011 )
4.1	Form of Subscription Agreement ( Incorporated by reference to Exhibit (d) toAmendment No. 7 to registration statement on Form N-2 filed on July 28, 2014 )
4.2	Form of Additional Subscription Agreement ( Incorporated by reference to Exhibit (d) toAmendment No. 7 to registration statement on Form N-2 filed on July 28, 2014 )
4.3	Distribution Reinvestment Plan ( Incorporated by reference to Exhibit (e) to Amendment No. 2 to the registration statement on Form N-2 filed on February 15, 2012 )
10.1	Investment Advisory Agreement between VII Peaks Co-Optivist Income BDC II, Inc. and VII Peaks Capital, LLC dated August 20, 2013 ( Incorporated by reference to Exhibit (g) to Form 8-K filed on August 23, 2013 )
10.2	Dealer Manager Agreement between VII Peaks Co-Optivist Income BDC II, Inc. and Arete Wealth Management, LLC ( Incorporated by reference to Exhibit (h) to Form 8-K filed on March 11, 2016 )
10.3	Form of Selected Dealer Agreement (Included as Exhibit A to the Dealer Manager Agreement) ( Incorporated by reference to Exhibit (h) to Form 8-K filed on March 11, 2016 )
10.4	Form of Custody Agreement ( Incorporated by reference to Exhibit (j) to Amendment No. 2 to the registration statement on Form N-2 filed on February 15, 2012 )
10.5	Administration Agreement between VII Peaks Co-Optivist Income BDC II, Inc. and VII Peaks Capital, LLC dated February 24, 2014 ( Incorporated by reference to the Annual Report on Form 10-K filed on March 11, 2014 )
10.6	License Agreement between VII Peaks Capital, LLC, VII Peaks-KBR BDC Advisor II, LLC and VII Peaks Co-Optivist Income BDC II, Inc. ( Incorporated by reference to Exhibit (k)(2) to Amendment No. 2 to the registration statement on Form N-2 filed on February 15, 2012 )
14	Code of Ethics ( Incorporated by reference to Exhibit (r) to Amendment No. 2 to the registration statement on Form N-2 filed on February 15, 2012 )
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

VII Peaks Co-Optivist Income BDC II, Inc.

Date: April 14, 2016	By	/s/ Gurpreet S. Chandhoke
Gurpreet S. Chandhoke
Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VII Peaks Co-Optivist Income BDC II, Inc.

Date: April 14, 2016	By	/s/ Gurpreet S. Chandhoke
Gurpreet S. Chandhoke
Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)

VII Peaks Co-Optivist Income BDC II, Inc.

Date: April 14, 2016	By	/s/ Michelle Kleier
Michelle Kleier Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

Date: April 14, 2016	By	/s/ Stephen Shea
Stephen Shea (Interested Director)

Date: April 14, 2016	By	/s/ Jeya Kumar
Jeya Kumar (Independent Director)

Date: April 14, 2016	By	/s/ Amit Mahajan
Amit Mahajan (Independent Director)

Date: April 14, 2016	By	/s/ Robert Winspear
Robert Winspear (Independent Director)