Form 10-Q
period 2016-03-31
VII Peaks Co-Optivist Income BDC II, Inc.
filed 2016-05-16
CIK 1527385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding as of May 16, 2016 was 6,237,188.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2016

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share data)

	As of
	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS

Investments, at fair value
Non-controlled/non-affiliate investments (cost of $52,699 and $46,210, respectively)	$30,380	$22,620
Affiliate investments (cost of $4,000 and $2,000, respectively)	6,102	4,102
Investments, money market at fair value (cost of $439 and $6,210, respectively)	439	6,210
Total investments, at fair value	36,921	32,932
Interest receivable	761	529
Prepaid expenses	16	12
Origination fee receivable	63	63
Due from related party	255	153
Total assets	$38,016	$33,689

LIABILITIES
Priority credit line -Wells Fargo	$7,082	$4,531
Priority credit line - Morgan Stanley	1,816	-
Interest payable	3	1
Deferred loan fee	42	50
Accounts payable and accrued liabilities	336	267
Stockholder distributions payable	352	350
Total liabilities	$9,631	$5,199

NET ASSETS
Common stock, par value, $.001 per share, 200,000,000 authorized;
6,223,414 and 6,181,515 shares issued and outstanding, respectively	$6	$6
Paid-in capital in excess of par value	59,229	58,860
Treasury stock at cost, 301,413 and 301,413 shares, respectively	(2,891)	(2,891)
Accumulated distribution in excess of net investment income and net realized gain on investments	(7,742)	(5,997)
Net unrealized depreciation on investments	(20,217)	(21,488)
Total net assets	28,385	28,490
Total liabilities and net assets	$38,016	$33,689

Net asset value per share	$4.56	$4.61

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2016	2015

Investment income:
Interest from investments
Non-controlled/non-affiliate investments	$503	$914
Affiliate investments	113	-
Fee income
Affiliate investments	21	-
Total investment income	637	914

Operating expenses:
Professional fees	178	96
Directors fees	8	18
Insurance	27	24
Interest expense	75	-
Management fees - related parties	142	215
Administrative services - related parties	54	54
General and administrative (includes $42 and $57 of related party expenses for accounting and travel, respectively)	117	252
Transfer agent fees	28	46
Offering expense	-	56
Total operating expenses	629	761

Net investment income	8	153

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) from investments	(700)	52
Net unrealized appreciation (depreciation) on investments	1,271	(24)
Net realized and unrealized gain on investments	571	28

Net increase in net assets resulting from operations	$579	$181

Per share information - basic and diluted:
Net investment income	$0.00	$0.03
Net increase in net assets resulting from operations	$0.09	$0.03
Weighted average common shares outstanding	$6,196,289	$5,763,005

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015

Operations:
Net investment income	$8	$153
Net realized gain (loss) from investments	(700)	52
Net unrealized appreciation (depreciation) on investments	1,271	(24)
Net increase in net assets from operations	579	181
Stockholder distributions:
Distributions from net investment income	(8)	(153)
Distributions from net realized gain on investments	-	(52)
Distributions from paid in capital	(1,045)	(824)
Net decrease in net assets from stockholder distributions	(1,053)	(1,029)
Capital share transactions:
Issuance of common stock, net of issuance costs	-	3,525
Reinvestment of stockholder distributions	369	375
Treasury capital/redemptions	-	(59)
Net increase in net assets from capital share transactions	369	3,841

Total increase (decrease) in net assets	(105)	2,993
Net assets at beginning of period	28,490	40,687
Net assets at end of period	$28,385	$43,680

Net asset value per common share	$4.56	$7.30
Common shares outstanding at end of period	$6,223,414	5,981,388

Accumulated distribution in excess of net investment income and net realized gain on investments	$(7,742)	$(3,587)

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015

Operating activities:
Net increase in net assets from operations	$579	$181
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Net accretion of discount on investments	(14)	(22)
Repayments from investments	4,408	1,993
Purchase of investments	(13,583)	(2,909)
Repayments of investments - money market	7,156	5,936
Purchase of investments - money market	(1,385)	(6,579)
Net realized (gain) loss from investments	700	(52)
Net unrealized (appreciation) depreciation on investments	(1,271)	24
Accretion of deferred loan fees	(8)	-
(Increase) decrease in operating assets:
Interest receivable	(232)	(278)
Prepaid expenses	(4)	(31)
Due from related party	(102)	(16)
Receivable for common stock purchased	-	200
Increase (decrease) in operating liabilities:
Payable for unsettled trades	-	(1,340)
Accounts payable and accrued liabilities	69	66
Interest payable	2	-
Net cash used in operating activities	(3,685)	(2,827)

Financing activities:
Proceeds from issuance of shares of common stock, net	-	3,526
Stockholder distributions	(682)	(640)
Treasury stock, net of redemption of common stock	-	(59)
Borrowings - priority credit lines	7,567	-
Repayments - priority credit lines	(3,200)	-
Net cash provided by financing activities	3,685	2,827

Net increase in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

Supplemental non-cash information:
DRIP distribution payable	$121	$62
Cash distribution payable	$231	$115
DRIP distribution paid	$369	$375

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

SCHEDULE OF INVESTMENTS

(dollars and shares in thousands)

(unaudited)

March 31, 2016

Portfolio Company	Industry	Investment Coupon Rate, Maturity Date	Principal / No. of Shares	Amortized Cost	Fair Value	% of Net Assets
Senior Secured First Lien Debt - 46.2% (b)
American Media, Inc.	Media: Advertising, Printing & Publishing	11.50%, 12/15/2017	$1,320	$1,358	$1,333	4.7%
Ansgar Media, LLC (f)	Media: Broadcasting & Subscription	12.00%, 9/8/2017	4,000	4,000	4,000	14.1%
APX Group, Inc.	Services: Consumer	6.38%, 12/1/2019	825	825	827	2.9%
Caesars Entertainment Operating Co., Inc. (a)(d)	Hotel, Gaming & Leisure	11.25%, 6/1/2017	860	751	718	2.5%
EarthLink Holdings Corp.	Telecommunications	7.38%, 6/1/2020	40	41	42	0.2%
Goodman Networks, Inc.	Telecommunications	12.13%, 7/1/2018	800	834	245	0.9%
Kratos Defense & Security Solutions, Inc.	Aerospace and Defense	7.00%, 5/15/2019	1,112	989	884	3.1%
Landing Cove Investors LLC	Real Estate	12.00%, 4/8/2016	2,000	2,000	2,000	7.0%
Ryerson Inc./Joseph T Ryerson & Son, Inc.	Metals & Mining	9.00%, 10/15/2017	1,315	1,350	1,130	4.0%
Titan International Inc.	Automoile	6.88%, 10/1/2020	1,500	1,395	1,215	4.3%
Toys R Us Property Co II LLC	Retail	8.50%, 12/1/2017	725	732	708	2.5%
Sub Total Senior Secured First Lien Debt			$14,497	$14,275	$13,102	46.2%

Senior Secured Second Lien Debt - 7.8% (b)
Aspect Software, Inc.	Telecommunications	10.63%, 5/15/2017	$1,302	$1,312	$456	1.6%
Claire's Stores, Inc.	Retail	8.88%, 3/15/2019	825	810	231	0.8%
Logan's Roadhouse, Inc.	Beverage, Food & Tobacco	10.75%, 10/15/2017	770	751	208	0.7%
Nuverra Environmental Solutions, Inc.	Environmental Industries	9.88%, 4/15/2018	1,325	1,367	1,325	4.7%
Saratoga Resources, Inc. (d)	Energy: Oil & Gas	12.50%, 7/1/2016	885	912	1	0.0%
Sub Total Senior Secured Second Lien Debt			$5,107	$5,152	$2,221	7.8%

Senior Unsecured Debt - 20.4% (b)
APX Group, Inc.	Services: Consumer	8.75%, 12/1/2020	$575	$557	$496	1.8%
Caesar's Entertainment Corp. (a)(d)(g)	Hotel, Gaming & Leisure	10.75%, 2/1/2016	495	451	236	0.8%
Clear Channel Communications	Media: Broadcasting & Subscription	10.00%, 1/15/2018	1,400	1,359	461	1.6%
Colt Defense LLC	Aerospace and Defense	8.00%, 12/15/2020	132	1,030	132	0.5%
DynCorp International Inc.	Aerospace and Defense	10.38%, 7/1/2017	1,135	1,142	908	3.2%
EarthLink Holdings Corp.	Telecommunications	8.88%, 5/15/2019	279	274	282	1.0%
Gymboree Corp.	Retail	9.13%, 12/1/2018	810	777	259	0.9%
Ryerson Inc./Joseph T Ryerson & Son, Inc.	Metals & Mining	11.25%, 10/15/2018	1,500	1,525	1,005	3.6%
Seitel, Inc.	Energy: Oil & Gas	9.50%, 4/15/2019	1,575	1,574	1,032	3.6%
Suntech Power Holdings Company, Ltd. (a)(c)(d)(g)	Environmental Industries	3.00%, 5/15/2013	100	111	1	0.0%
Toys R Us Inc.	Retail	10.38%, 8/15/2017	860	820	785	2.7%
UCI International Inc (d)	Automobile	8.63%, 2/15/2019	1,400	1,354	210	0.7%
Sub Total Senior Unsecured Debt			$10,261	$10,974	$5,807	20.4%

Senior Subordinated Debt - 5.2% (b)
Claires Stores, Inc	Retail	10.50%, 6/1/2017	$715	$713	$393	1.4%
DJO Finance, LLC.	Healthcare & Pharmaceuticals	10.75%, 4/15/2020	1,265	1,320	1,075	3.8%
QuickSilver Resources, Inc. (d)	Energy: Oil & Gas	7.13%, 4/1/2016	890	843	-	0.0%
Sub Total Senior Subordinated Debt			$2,870	$2,876	$1,468	5.2%

Equity Securities - 13.2% (b)
Affinion Group, Inc. (d)	Media: Advertising, Printing & Publishing		13	$689	$816	2.9%
Aspire Holdings (d)	Energy: Oil & Gas		5	551	525	1.9%
Education Management LLC (d)	Services: Consumer		2,530	4	202	0.7%
NII Holdings, Inc. (a)(d)	Telecommunications		17	768	92	0.3%
Total Common Stock				2,012	1,635	5.8%

Ansgar Media, LLC - Class B Units (d)(f)(h)	Media: Broadcasting & Subscription		3	-	2,102	7.4%
Relativity Media, LLC - Class E Units (d)(e)	Media: Broadcasting & Subscription		832	10,400	-	0.0%
Total Preferred Stock				10,400	2,102	7.4%

Education Management LLC (d)	Services: Consumer		1,554	876	-	0.0%
Total Warrants				876	-	0.0%

Sub Total Equity Securities				$13,288	$3,737	13.2%

U.S. Government Securities - 35.8% (b)
U.S. Treasury Note		0.96%, 10/31/2017	$3,000	$2,990	$3,001	10.6%
U.S. Treasury Bill		0.39%, 10/13/2016	2,200	2,195	2,197	7.7%
U.S. Treasury Bill		0.18%, 4/28/2016	4,950	4,949	4,949	17.5%
Sub Total U.S. Government Securities			$10,150	$10,134	$10,147	35.8%

Investments - Money Market - 1.5% (b)
Investments - Morgan Stanley Money Market		0.01%	$144	$144	$144	0.5%
Investments - U.S. Bank Money Market		0.10%	8	8	8	0.0%
Investments - Wells Fargo Money Market		0.01%	287	287	287	1.0%
Sub Total Investments - Money Market			$439	$439	$439	1.5%

TOTAL INVESTMENTS - 130.1% (b)				$57,138	$36,921	130.1%

(a)	Represents a non-qualifying investment as defined under Section 55 (a) of the Investment Company Act of 1940, as amended. Non-qualifying investments represent 2.8% of the Company's portfolio at fair value. As a BDC, the Company can only invest 30% of its portfolio in non-qualifying assets.
(b)	Percentages are based on net assets of $28,385 as of March 31, 2016.
(c)	Non-U.S. company. The principal place of business for Suntech Power Holdings Company, Ltd. is China.
(d)	Non-income producing as of March 31, 2016.
(e)	The Class E Units are entitled to PIK dividends at the rate of 12.5% per annum, payable in additional Class E Units. The PIK dividends accrue quarterly in advance on the first day of each quarter, but are only issuable immediately prior to the mandatory redemption of the Class E Units, and are not issuable upon a conversion of the Class E Units to other equity interests of the issuer. We stopped accruing dividends starting July 30, 2015 when Relativity Media LLC and certain of its subsidiaries filed voluntarily petitions under Chapter 11 of the United States Bankruptcy Code.
(f)	As defined in the 1940 Act, Affiliated Investments are defined as those Non-Control Investments in companies in which we own between 5.0% and 25.0% of the voting securities.
(g)	In maturity default.
(h)	2,500 Class B Units, which are not entitled to an allocation of profits or losses until the earlier to occur of 9/30/2020 or a change of control of Ansgar.

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

SCHEDULE OF INVESTMENTS

(dollars and shares in thousands)

December 31, 2015

Portfolio Company	Industry	Investment Coupon Rate, Maturity Date	Principal / No. of Shares	Amortized Cost	Fair Value	% of Net Assets
Senior Secured First Lien Debt - 31.6% (b)
American Media, Inc.	Media: Advertising, Printing & Publishing	11.50%, 12/15/2017	$1,320	$1,363	$1,300	4.6%
Ansgar Media, LLC (f)	Media: Broadcasting & Subscription	12.00%, 9/8/2017	2,000	2,000	2,000	7.0%
APX Group, Inc.	Services: Consumer	6.38%, 12/1/2019	825	825	796	2.8%
Caesars Entertainment Operating Co., Inc. (a)(d)	Hotel, Gaming & Leisure	11.25%, 6/1/2017	860	751	639	2.2%
EarthLink Holdings Corp.	Telecommunications	7.38%, 6/1/2020	40	41	41	0.1%
Endeavour International Corp. (d)	Energy: Oil & Gas	12.00%, 3/1/2018	525	551	525	1.8%
Goodman Networks, Inc.	Telecommunications	12.13%, 7/1/2018	800	837	216	0.8%
Kratos Defense & Security Solutions, Inc.	Aerospace and Defense	7.00%, 5/15/2019	1,112	981	758	2.7%
Ryerson Inc./Joseph T Ryerson & Son, Inc.	Metals & Mining	9.00%, 10/15/2017	1,315	1,355	1,018	3.6%
Titan International Inc.	Automoile	6.88%, 10/1/2020	1,500	1,390	1,095	3.8%
Toys R Us Property Co II LLC	Retail	8.50%, 12/1/2017	725	732	620	2.2%
Sub Total Senior Secured First Lien Debt			$11,022	$10,826	$9,008	31.6%

Senior Secured Second Lien Debt - 6.3% (b)
Aspect Software, Inc.	Telecommunications	10.63%, 5/15/2017	$1,302	$1,314	$1,016	3.5%
Claire’s Stores, Inc.	Retail	8.88%, 3/15/2019	825	809	190	0.7%
Endeavour International Corp. (d)	Energy: Oil & Gas	12.00%, 6/1/2018	725	708	8	0.0%
Logan’s Roadhouse, Inc.	Beverage, Food & Tobacco	10.75%, 10/15/2017	770	748	531	1.9%
Saratoga Resources, Inc. (d)	Energy: Oil & Gas	12.50%, 7/1/2016	885	912	44	0.2%
Sub Total Senior Secured Second Lien Debt			$4,507	$4,491	$1,789	6.3%

Senior Unsecured Debt - 22.0% (b)
APX Group, Inc.	Services: Consumer	8.75%, 12/1/2020	$575	$556	$472	1.6%
Caesar’s Entertainment Corp. (a)(d)	Hotel, Gaming & Leisure	10.75%, 2/1/2016	495	451	126	0.4%
Clear Channel Communications	Media: Broadcasting & Subscription	10.00%, 1/15/2018	1,400	1,354	539	1.9%
Colt Defense LLC (d)	Aerospace and Defense	8.75%, 11/15/2017	1,253	1,029	132	0.5%
DynCorp International Inc.	Aerospace and Defense	10.38%, 7/1/2017	1,135	1,143	846	3.0%
EarthLink Holdings Corp.	Telecommunications	8.88%, 5/15/2019	279	274	284	1.0%
Gymboree Corp.	Retail	9.13%, 12/1/2018	810	774	182	0.6%
Nuverra Environmental Solutions, Inc.	Environmental Industries	9.88%, 4/15/2018	1,325	1,351	457	1.6%
Ryerson Inc./Joseph T Ryerson & Son, Inc.	Metals & Mining	11.25%, 10/15/2018	1,500	1,528	1,117	3.9%
Seitel, Inc.	Energy: Oil & Gas	9.50%, 4/15/2019	1,575	1,574	1,016	3.6%
Suntech Power Holdings Company, Ltd. (a)(c)(d)	Environmental Industries	3.00%, 5/15/2013	100	109	-	0.0%
Toys R Us Inc.	Retail	10.38%, 8/15/2017	860	820	619	2.2%
UCI International Inc	Automobile	8.63%, 2/15/2019	1,400	1,367	483	1.7%
Sub Total Senior Unsecured Debt			$12,707	$12,330	$6,273	22.0%

Senior Subordinated Debt - 5.2% (b)
Claires Stores, Inc	Retail	10.50%, 6/1/2017	$715	$713	$357	1.2%
DJO Finance, LLC.	Healthcare & Pharmaceuticals	10.75%, 4/15/2020	1,265	1,322	1,139	4.0%
QuickSilver Resources, Inc. (d)	Energy: Oil & Gas	7.13%, 4/1/2016	890	843	-	0.0%
Sub Total Senior Subordinated Debt			$2,870	$2,878	$1,496	5.2%

Equity Securities - 11.3% (b)
Affinion Group, Inc. (d)	Media: Advertising, Printing & Publishing		$13	$689	$816	2.9%
Ansgar Media, LLC (d)(f)	Media: Broadcasting & Subscription		-	-	2,102	7.4%
Education Management LLC (d)	Services: Consumer		2,530	5	177	0.6%
NII Holdings, Inc. (a)(d)	Telecommunications		17	768	84	0.3%
Total Common Stock				1,462	3,179	11.2%

Relativity Media, LLC (d)(e)	Media: Broadcasting & Subscription		855	10,400	-	0.0%
Total Preferred Stock				10,400	-	0.0%

Education Management LLC (d)	Services: Consumer		1,554	876	31	0.1%
Total Warrants				876	31	0.1%

Sub Total Equity Securities				$12,738	$3,210	11.3%

U.S. Government Securities -17.4% (b)
U.S. Treasury Bill		0.18%, 4/28/2016	$4,950	$4,947	$4,946	17.4%
Sub Total U.S. Government Securities			$4,950	$4,947	$4,946	17.4%

Investments - Money Market - 21.8% (b)
Investments - Morgan Stanley Money Market		0.01%	$3,191	$3,191	$3,191	11.2%
Investments - U.S. Bank Money Market		0.02%	-	-	-	0.0%
Investments - Wells Fargo Money Market		0.01%	3,019	3,019	3,019	10.6%
Sub Total Investments - Money Market			$6,210	$6,210	$6,210	21.8%

TOTAL INVESTMENTS - 115.6% (b)				$54,420	$32,932	115.6%

(a)	Represents a non-qualifying investment as defined under Section 55 (a) of the Investment Company Act of 1940, as amended. Non-qualifying investments represent 2.6% of the Fund’s portfolio at fair value. As a BDC, the Fund can only invest 30% of its portfolio in non-qualifying assets.
(b)	Percentages are based on net assets of $28,490 as of December 31, 2015.
(c)	Non-U.S. company. The principal place of business for Suntech Power Holdings Company, Ltd. is China.
(d)	Non-income producing as of December 31, 2015.
(e)	The Class E Units are entitled to PIK dividends at the rate of 12.5% per annum, payable in additional Class E Units. The PIK dividends accrue quarterly in advance on the first day of each quarter, but are only issuable immediately prior to the mandatory redemption of the Class E Units, and are not issuable upon a conversion of the Class E Units to other equity interests of the issuer. We stopped accruing dividends starting July 30, 2015 when Relativity Media LLC and certain of its subsidiaries filed voluntarily petitions under Chapter 11 of the United States Bankruptcy Code.
(f)	As defined in the 1940 Act, Affiliated Investments are defined as those Non-Control Investments in companies in which we own between 5.0% and 25.0% of the voting securities.

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2016

(unaudited)

Note 1.  Nature of Operations

VII Peaks Co-Optivist TM Income BDC II, Inc. (the “Fund”, “our” or “we”), a Maryland corporation formed in August 3, 2011, is an externally managed, non-diversified closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended or (“1940 Act”). In addition, we have elected to be treated for federal income tax purpose, and intend to qualify annually, as a regulated investment company, or (“RIC”), under Subchapter M of the Internal Revenue Code of 1986, as amended, or (the “Code”).

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

On August 9, 2011, we filed a registration statement on Form N-2 to sell up to 75,000,000 shares of common stock, $0.001 par value per share, at an initial public offering price of $10.00 per share. The registration statement was declared effective by the SEC on March 1, 2012. We commenced operations when we raised gross offering proceeds of over $1.0 million, all of which was from persons who were not affiliated with us or our manager by one year from the date the registration statement was declared effective by the SEC. Prior to the successful satisfaction of that condition, all subscription payments were placed in an account held by the escrow agent, UMB Bank, N.A., in trust for the benefit of our subscribers, pending release to us. We achieved the minimum offering requirement on July 10, 2012 and commenced operations on such date. As of March 31, 2016, we issued 6.5 million shares of common stock, including 0.4 million shares under our distribution reinvestment plan (“DRIP”) and less 0.3 million shares redeemed under our tender offer. Gross proceeds from our common stock issuances total $64.6 million, including $3.8 million under our DRIP less $2.9 million paid to redeem shares in our quarterly tender offers.

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Fund included herein were prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, necessary for a fair presentation of the results for the interim period. This Form 10-Q should be read in conjunction with the Fund’s annual report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on April 14, 2016. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2016.

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

Organizational and Offering Costs

The Fund is a closed-end fund with a continuous offering period. Under the investment advisory agreement between the Fund and the Manager, our Manager fronts the initial cost of the organizational and offering expenses which are reimbursable by the Fund with up to 1.5% of the gross offering proceeds. The Fund expenses organizational and offering costs as they become payable under the investment advisory agreement. Organizational costs are expensed as incurred, and offering costs are deducted from offering proceeds.

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

The Fund has evaluated the implications of Accounting Standards Codification (“ASC”) Topic 740, Accounting for Income Taxes, (“ASC Topic 740”) for all open tax years and in all major tax jurisdictions, and determined that there is no material impact on the financial statements. The Fund continues to remain subject to examination by U.S. federal and state authorities for the years 2011 through 2015.

New Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Amendments to the Leases - FASB ASC Topic 842”, which will require for all operating leases the recognition of a right-of-use asset and a lease liability, in the statement of financial position. The lease cost will be allocated over the lease term on a straight-line basis. This guidance is effective for annual and interim periods beginning after December 15, 2018. Management is currently evaluating the impact this guidance will have on the Fund’s financial statements.

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”, which will significantly change the income statement impact of equity investments, and the recognition of changes in fair value of financial liabilities. This guidance is effective for annual and interim periods beginning after December 15, 2017. Management is currently evaluating the impact this guidance will have on the Fund’s financial statements.

In May 2015, the FASB issued ASU No. 2015-07, “Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent)”. The guidance removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the NAV per share practical expedient. Sufficient information must be provided to permit reconciliation of the fair value of assets categorized within the fair value hierarchy to the amounts presented in the Statements of Assets and Liabilities. The guidance is required to be presented for annual periods beginning after December 15, 2015, and for interim periods within those fiscal years. Management is currently reviewing the requirements and believes the adoption of the ASU will not have a material impact on the Fund’s financial statements.

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

Revenue Recognition

We generate investment income in the form of interest, dividend and fees earned on senior secured loans, senior secured notes, subordinated debt, senior unsecured debt and collateralized securities in our portfolio. The level of income we receive is directly related to the balance of collectible income producing investments multiplied by the weighted average yield of our investments. Coupon interest income is adjusted for the amortization of premiums and accretion of discounts. We record interest income on an accrual basis to the extent that we expect to collect such amounts. The Fund stops accruing upon non-accrual status. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases.

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

Our total investment income was $0.6 million for the three months ended March 31, 2016, as compared to $0.9 million for the three months ended March 31, 2015, respectively. The decrease in 2016 as compared to 2015 was attributable to an increase in debt investments placed on non-accrual status, restructuring of certain debt investments into equity investments as well as a reallocation of portfolio investments from debt investments to preferred stock investments in 2015. At March 31, 2016, the weighted average coupon yield was 7.1%, as compared to 8.9% as of March 31, 2015. Based on current and prior three quarter’s net assets, average net assets as of March 31, 2016 were $35.4 million, as compared to $39.0 million as of March 31, 2015.

For the three months ended March 31, 2016, thirteen of the investments in the portfolio did not accrue interest as the issuers were in default of the coupon payment for more than the thirty day grace period. Interest income was accrued through the date of the last coupon payment received for these investments. These thirteen investments are Caesars Entertainment Corp, 11.25%, June 1, 2017; Caesars Entertainment Corp, 10.75%, February 1, 2016; QuickSilver Resources, Inc., 7.13%, April 1, 2016; Saratoga Resources, Inc., 12.50%, July 1, 2016; Suntech Power Holdings Company, Ltd., 3%, May 15, 2013; UCI International, Inc., 8.625%, February 15, 2019; Affinion Group, common stock; Ansgar Media, LLC, Class B Units; Aspire Holdings, LLC, common stock (converted from exchange of 12.00% Endeavour International Corp First Lien Bonds); Education Management, LLC, common stock and warrant; NII Holdings, Inc., common stock; and Relativity Media LLC, preferred stock. These instruments do not accrue or pay interest or dividends.

Expense Reimbursement Agreement

The Fund entered into an expense reimbursement agreement with the prior manager under which the prior manager agreed to reimburse the Fund for certain U.S. GAAP compliant expenses recognized on the quarterly financial statements for 2012, retroactive to the date of formation on August 3, 2011. In 2013, the expense reimbursement agreement was modified to exclude management fees and incentive fees payable to the prior manager effective as of January 1, 2013. The expense reimbursement agreement allowed the prior manager and the Fund to offset the related receivables from and payables to each other resulting in a net receivable, or payable position. The prior manager was not obligated to reimburse the Fund in 2015 and 2014.

On August 20, 2013, the Fund terminated the investment management agreement and expense reimbursement agreement with the prior manager, and entered into a new investment management agreement with the current Manager. The current Manager has not entered into an expense reimbursement agreement with the Fund, but agreed to assume the prior manager’s obligation to pay the $1.3 million which had accrued under the prior manager’s expense reimbursement agreement. During the year ended December 31, 2014, our manager paid in full the Due from related party balance of $1.3 million. In consideration for such assumption, the Fund has agreed to pay the current Manager any amounts otherwise due to the prior manager for organization and offering expenses funded by the prior manager, subject to the limitation that such organization and offering costs may only be reimbursed to the extent of 1.5% of offering proceeds.

As of March 31, 2016, the Manager had accrued $0.01 million in Expense reimbursement, which is included in Due from related party on the statements of assets and liabilities.

As of December 31, 2015, the Manager had accrued $0.01 million in Expense reimbursement, which is included in Due from related party on the statements of assets and liabilities.

Note 3. Valuation of Portfolio Investments

The Fund has adopted FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements.

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

The investment portfolio is recorded on a trade date basis. The Fund determines the net asset value of its investment portfolio each quarter. Securities that are publicly-traded are valued at the reported closing price on the valuation date. Twenty-nine of the thirty-nine investments were valued using the closing market price at period end March 31, 2016. The exceptions were the common stock equity investment for Affinion Group; the two investments in Ansgar Media, LLC, Class B Units and a note with a 12.00% interest rate and maturity date of September 8, 2017; the common stock equity investment in Aspire Holdings, LLC (converted from exchange of 12.00% Endeavour International Corp First Lien Bonds); a 8.00% senior unsecured note of Colt Defense LLC, due December 15, 2020; the two equity investments in Education Management LLC, a common stock and a warrant; a 12.00% senior secured first lien note of Landing Cove, LLC, due April 8, 2016 (see Note 11. Subsequent Events); a 9.88% senior secured second lien note of Nuverra Environmental Solutions, Inc., due April 15, 2018; and the preferred equity investment for Relativity Media, LLC.

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

The following table presents fair value measurements of investments, by major class, as of March 31, 2016 according to the fair value hierarchy (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Investments – Money Market	$439	$—	$—	$439
Senior Secured First Lien Debt	—	7,102	6,000	13,102
Senior Secured Second Lien Debt	—	896	1,325	2,221
Senior Unsecured Debt	—	5,675	132	5,807
Senior Subordinated Debt	—	1,468	—	1,468
U.S. Government Securities	—	10,147	—	10,147
Equity Securities	—	92	3,645	3,737
Total	$439	$25,380	$11,102	$36,921

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

There was one transfer between levels for the three months ended March 31, 2016. Nuverra Environmental Solutions, Inc.’s original 9.875% senior unsecured notes due April 15, 2018, got exchanged for the 12.50% second lien notes due April 15, 2021, at $1,000 for every $1,000 of old notes. Although the restructuring process completed after March 31, 2016, the plan for reorganization was already proposed and executed piror to quarter end.

During the three months ended March 31, 2016, the following was the transfers in or out of levels (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Senior Secured Second Lien Debt	$-	$(1,325)	$1,325	$-
Total	$-	$(1,325)	$1,325	$-

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

During the year ended December 31, 2015, the following were the transfers in or out of levels (dollars in thousands):

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

Changes in Level 3 assets measured at fair value for the three months ended March 31, 2016 are as follows (dollars in thousands):

	Fair Value at December 31, 2015	Transfers in/out	Reclassification	Purchases (Sales and Settlement)	Amortization and Accretion of Fixed Income Premiums and Discounts	Realized and Unrealized Gains (Losses)	Fair Value at March 31, 2016	Change in Unrealized Gains and (Losses) for Investments held as of March 31, 2016
Senior Secured First Lien Debt	$2,525	$-	$(525)	$4,000	$-	$-	$6,000	$26
Senior Secured Second Lien Debt	8	1,325	-	(8)	16	(16)	1,325	(16)
Senior Unsecured Debt	132	-	-	-	1	(1)	132	(1)
Equity Securities	3,126	-	525	-	-	(6)	3,645	(32)
Total	$5,791	$1,325	$-	$3,992	$17	$(23)	$11,102	$(23)

(1)  Includes purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization, PIK interest, net proceeds from investments sold and principal payments received.

Realized and unrealized gains and losses are included in net realized gain or loss on investments and net change in unrealized gain (loss) on investments in the statement of operations. The change in unrealized losses for Level 3 investments still held as of March 31, 2016 of $23 thousand is included in net change in net unrealized loss on investments in the statement of changes in net assets for the three months March 31, 2016.

Changes in Level 3 assets measured at fair value for the year ended December 31, 2015 are as follows (dollars in thousands):

	Fair Value at December 31, 2014	Transfers in/(out)	Purchases (Sales and Settlement) (1)	Amortization and Accretion of Fixed Income Premiums and Discounts	Realized and Unrealized Gains (Losses)	Fair Value at December 31, 2015	Change in Unrealized Gains and (Losses) for Investments held as of December 31, 2015
Senior Secured First Lien Debt	$578	$—	$2,000	$—	$(53)	$2,525	$(53)
Senior Secured Second Lien Debt	239	—	—	—	(231)	8	(231)
Senior Unsecured Debt	—	132	—	(43)	43	132	43
Equity Securities	874	816	10,400	(18)	(8,946)	3,126	(8,946)
Total	$1,691	$948	$12,400	$(61)	$(9,187)	$5,791	$(9,187)

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

The following table provides quantitative information regarding Level 3 fair value measurements as of March 31, 2016 (dollars in thousands):

					Range
	Fair Value	Valuation Technique	Unobservable Input	Mean	Minimum	Maximum
Senior Secured First Lien Debt	$6,000	Liquidation	Transaction Value	$6,000	$6,000	$6,000
Senior Secured Second Lien Debt	1,325	Liquidation	Transaction Value	1,325	1,325	1,325
Senior Unsecured Debt	132	Liquidation	Transaction Value	132	132	132
Equity Securities	3,645	Liquidation	Transaction Value / Discounted Cash Flows	9,674	3,646	15,703
Total	$9,777

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2015 (dollars in thousands):

					Range
	Fair Value	Valuation Technique	Unobservable Input	Mean	Minimum	Maximum
Senior Secured First Lien Debt	$2,525	Liquidation	Transaction Value	$2,525	$2,525	$2,525
Senior Secured Second Lien Debt	8	Liquidation	Transaction Value	8	8	8
Senior Unsecured Debt	132	Liquidation	Transaction Value	132	132	132
Equity Securities	3,126	Liquidation	Transaction Value / Discounted Cash Flows	9,155	3,126	15,184
Total	$5,791

The primary significant unobservable input used in the fair value measurement of the Fund’s equity securities are the fair value estimates of the issuer’s equity securities received in exchange of the bonds held earlier (Affinion Group, Inc., Aspire Holdings LLC and Education Management LLC) and conservative management’s estimates of fair value of investments in Relativity Media LLC and Ansgar Media LLC. Significant increases or decreases in the fair value of the issuer’s equity securities would result in a significantly lower or higher fair value measurement. The two senior secured first lien notes (Ansgar Media LLC and Landing Cove Investors LLC) are being held at par since we expect full payment for senior secured first lien type bonds, as compared to senior secured second-lien or unsecured bonds. The primary significant unobservable input used in the fair value measurement of the Fund’s senior secured second lien debt and senior unsecured debt was the fair value of the exchanged bonds offered by the issuer (Nuverra Environmental Solutions, Inc. and Colt Defense, LLC).

The composition of the Fund’s investments as of March 31, 2016, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Investments – Money Market	$439	$439	1.2%
Senior Secured First Lien Debt	14,275	13,102	35.5
Senior Secured Second Lien Debt	5,152	2,221	6.0
Senior Unsecured Debt	10,974	5,807	15.7
Senior Subordinated Debt	2,876	1,468	4.0
U.S. Government Securities	10,134	10,147	27.5
Equity Securities	13,288	3,737	10.1
Total	$57,138	$36,921	100.0%

The composition of the Fund’s investments as of December 31, 2015, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Investments – Money Market	$6,210	$6,210	18.9%
Senior Secured First Lien Debt	10,826	9,008	27.4
Senior Secured Second Lien Debt	4,491	1,789	5.4
Senior Unsecured Debt	12,330	6,273	19.0
Senior Subordinated Debt	2,878	1,496	4.5
U.S. Government Securities	4,947	4,946	15.0
Equity Securities	12,738	3,210	9.8
Total	$54,420	$32,932	100.0%

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

As a business development company, we are subject to certain regulatory restrictions in making our investments. For example, we generally are not permitted to co-invest with certain entities affiliated with our Manager in transactions originated by our Manager or its affiliates unless we obtain an exemptive relief order from the SEC or co-invest alongside our Manager or its affiliates in accordance with existing regulatory guidance and our allocation policy. Under existing regulatory guidance, we are permitted to, and may co-invest in syndicated deals and secondary loan market transactions where price is the only negotiated point.

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

Under the investment advisory agreement, the Manager is entitled to a base management and incentive fee as outlined in the investment advisory agreement with the Fund. The base management fee is 2% of net assets below $100 million; 1.75% of net assets between $100 million and $250 million; and 1.5% of net assets over $250 million. For the three months ended March 31, 2016 and 2015, the Fund incurred $0.1 million and $0.2 million of base management fees, respectively.

The incentive fee has two parts. The first part, the subordinated incentive fee on income, is calculated and payable quarterly in arrears based upon the Fund’s “pre-incentive fee net investment income” for the immediately preceding quarter. The subordinated incentive fee on income is 20% of pre-incentive net investment income subject to a quarterly return to investors, expressed as a rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, of 2.0% (8.0% annualized). The second part of the incentive fee, the incentive fee on capital gains, is an incentive fee on capital gains earned on liquidated investments from the portfolio and is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement). This fee equals 20% of the Fund’s incentive fee capital gains, which will equal the Fund’s realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. For the three months ended March 31, 2016 and 2015, the Fund did not incur any incentive fees related to net investment income or capital gains.

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

 Administration Agreement

Our Manager serves as our administrator. Pursuant to an administration agreement, our Manager furnishes us with office facilities, equipment, clerical, bookkeeping and record keeping services at such facilities. Under the administration agreement, our Manager also performs, or oversees the performance of our required administrative services, which include, among other things, transfer agency and other service providers supervision and oversight, preparation and supervision of the financial records for which we are required to maintain for SEC reporting, stockholder reporting and other Fund needs, implementation and supervision of a robust compliance program and oversight and administration of the quarterly share repurchase program. In addition, our Manager assists us in activities which include, among other things, performance and supervision of investor relations, the Fund’s Board of Director communication and reporting, determining and publishing our net asset value, overseeing the preparation and filing of our tax returns, the communication, printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and other events such as distributions, and the performance of administrative and professional services rendered to us by others. Under the administration agreement, we are obligated to reimburse our Manager for our allocable portion of our Manager’s overhead in performing its obligations under the administration agreement, including rent, the fees and expenses associated with overseeing and performing the compliance functions and our allocable portion of the compensation of our chief financial officer, chief compliance officer and any administrative support staff; however, to date, cost of the chief financial officer, fund administration accounting and the chief compliance officer are charged directly to the Fund. Under the administration agreement, our Manager will also provide on our behalf managerial assistance to those portfolio companies that request such assistance. The administration agreement also provides the reimbursement to the Fund by the Manager for the Manager’s share of the Directors and Officers insurance, which is paid by the Fund in full. The administration agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

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

On July 10, 2012, the Fund had raised sufficient proceeds to break escrow on its IPO and through March 31, 2016, the Fund has sold 6.5 million shares of common stock for gross proceeds of $64.6 million including the purchases made by the Manager.

During the three months ended March 31, 2016, the Fund did not sell any shares of common stock as its prospectus was not effective. Also, for the three months ended March 31, 2016, there were no treasury shares repurchased.

Note 6. Borrowings

Wells Fargo Credit Facility

On August 4, 2015, the Fund entered into an agreement with the Wells Fargo Advisors, LLC for the purpose of obtaining a revolving line of credit. The amount the Fund can borrow is based upon the value of cash deposited in an account at Wells Fargo Advisors, LLC, which serves as collateral for the loan. On August 28, 2015, the Fund drew down an additional $2.0 million. As of March 31, 2016, the outstanding balance under this credit line was $7.1 million. The interest rate on the outstanding balance is currently 3.00%.

Morgan Stanley Credit Facility

On September 10, 2015, the Fund entered into an agreement with the Morgan Stanley Private Bank, N.A. The amount the Fund can borrow is based upon the value of cash deposited in an account at Morgan Stanley Private Bank, N.A., which serve as collateral for the loan. The maximum amount which the Fund may borrow under the line of credit is $1.8 million. As of March 31, 2016, the outstanding balance under this credit line was $1.8 million. The interest rate on the outstanding balance is currently 5.375%.

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

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three months ended March 31, 2016 and 2015 (dollars in thousands, except share and per share amounts):

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015
Basic and diluted:
Net increase in net assets resulting from operations	$579	$181
Weighted average common shares outstanding	6,196,289	5,763,005
Net increase in net assets resulting from operations per share	$0.09	$0.03

  The Fund had no potentially dilutive securities as of March 31, 2016 and March 31, 2015, resulting in the same number of shares for basic and diluted.

Note 8. Tender Offer Program

We do not currently intend to list our shares on any securities exchange and do not expect a public market for them to develop in the foreseeable future. Therefore, shareholders should not expect to be able to sell their shares promptly or at a desired price. Beginning with fourth calendar quarter of 2013, and on a quarterly basis through June 30, 2015, the Board approved a Tender Offer to repurchase shares of our common stock at a price equal to 90% of our offering price on the date of repurchase. In the third quarter of 2015, the Board decided to suspend the repurchase program, as the fund was not raising any new capital. When a tender offer is approved by the Board, we intend to limit the number of shares to be repurchased during any calendar year to 20% of the weighted average number of shares outstanding in the prior calendar year, or 5.0% in each quarter, though the actual number of shares that we offer to repurchase may be less in light of the limitations noted above. We will offer to repurchase such shares on each date of repurchase at a price equal to 90% of our offering price. For the three months ended March 31, 2016, no tender offer was approved by the Board of Directors.

The following table reflects certain information regarding the tender offers that we have conducted to date:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percent of Shares Tendered that were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares (‘000s)*
December 13, 2013	December 12, 2013	548	100%	$9.135	$5
March 31, 2014	March 14, 2014	550	100%	$9.135	5
June 30, 2014	June 27, 2014	34,025	100%	$9.135	319
September 30, 2014	September 30, 2014	38,482	100%	$9.000	346
December 31, 2014	December 30, 2014	6,061	100%	$8.775	55
March 31, 2015	March 30, 2015	5,811	100%	$8.775	51
June 30, 2015	June 29, 2015	215,935	69%	$8.775	1,895
September 30, 2015	September 30, 2015**	—	—	—	—
December 31, 2015	December 31, 2015**	—	—	—	—
March 31, 2016	March 31, 2016**	—	—	—	—
					$2,676

* The difference between an increase in treasury capital and aggregate consideration for repurchased shares is allocated to the capital/owners, equity account dealer fees.

**The Board of Directors did not declare a tender offer for the quarters ended September 30, 2015, December 31, 2015 and March 31, 2016.

 Our quarterly repurchases will be conducted on such terms as may be determined by our Board of Directors, or a committee thereof, in its complete and absolute discretion unless, in the judgment of the independent directors of our Board of Directors, or a committee thereof, such repurchases would not be in the best interests of our stockholders or would violate applicable law. We will conduct such repurchase offers in accordance with the requirements of Rule 13e-4 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the 1940 Act. In the months in which we repurchase shares, we will conduct repurchases on the same date that we hold our first monthly closing for the sale of shares in this offering. Any offer to repurchase shares will be conducted solely through tender offer materials mailed to each stockholder.

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

As of March 31, 2016, the Fund has accrued $0.4 million in stockholder distributions that were unpaid. All amounts with record dates in March 2016 and paid in April 2016 have been accrued in the March 31, 2016 financial statements. As of December 31, 2015, the Fund had accrued $0.3 million in stockholder distributions that were unpaid. All amounts with record dates in December 2015 and paid in January 2016 had been accrued in the December 31, 2015 financial statements.

The following table reflects the distributions per share paid or payable in cash or with the distribution reinvestment plan (“DRIP”) on the Fund’s common stock to date (dollars in thousands except per share amounts), as well as the source of the distributions:

Source of Distribution by Cash vs. DRIP:

		Net	Realized
		Investment	Gain From	Return of		Paid in
Period	Per Share	Income	Investments	Capital	Total	Cash	DRIP
July 12, 2012 - September 30, 2012	$0.183750	32	-	18	50	34	16
October 1, 2012 - December 31, 2012*	0.260750	118	-	82	200	123	77
January 1, 2013 - March 31, 2013*	0.262586	247	47	75	369	221	148
April 1, 2013 - June 30, 2013	0.186504	235	43	27	305	186	119
July 1, 2013 - September 30, 2013	0.186504	244	47	183	474	274	200
October 1, 2013 - December 31, 2013	0.186504	72	258	219	549	345	204
January 1, 2014 - March 31, 2014	0.186504	168	85	379	632	405	227
April 1, 2014 - June 30, 2014	0.186504	372	-	382	754	491	263
July 1, 2014 - September 30, 2014	0.184668	135	29	644	808	511	297
October 1, 2014 - December 31, 2014	0.181467	144	52	748	944	584	360
January 1, 2015 - March 31, 2015	0.179154	153	52	824	1,029	654	375
April 1, 2015 - June 30, 2015	0.179154	705	163	243	1,111	719	392
July 1, 2015 - September 30, 2015	0.209015	240	142	904	1,286	836	450
October 1, 2015 - December 31, 2015**	0.170315	—	68	996	1,064	685	379
January 1, 2016 – March 31, 2016 ***	0.169969	8	—	1,045	1,053	684	369
TOTAL	$2.913348	2,873	986	6,770	10,628	6,752	3,876

* Includes a special distribution of $0.077 per share.

** For the period from October 31, 2015 to December 31, 2015, the Fund had a net investment loss of approximately $268 thousand. That amount is reflected on the Source of Distributions table below in the distributions from paid in capital amount.

*** For the period from January 1, 2016 to March 31, 2016, the Fund had a realized loss from investments of approximately $700 thousand. That amount is reflected on the Source of Distributions table below in the distributions from paid in capital amount.

The following table shows the percentage of our distributions, which have been funded from net investment income, realized capital gains and paid in capital since the inception of operations:

Percentage of Distributions by Source:

		Net	Realized
		Investment	Gain From	Return of
Period	Per Share	Income	Investments	Capital
July 12, 2012 - September 30, 2012	$0.183750	64%	0%	36%
October 1, 2012 - December 31, 2012*	0.260750	59%	0%	41%
January 1, 2013 - March 31, 2013*	0.262586	67%	13%	20%
April 1, 2013 - June 30, 2013	0.186504	77%	14%	9%
July 1, 2013 - September 30, 2013	0.186504	51%	10%	39%
October 1, 2013 - December 31, 2013	0.186504	4%	47%	49%
January 1, 2014 - March 31, 2014	0.186504	27%	13%	60%
April 1, 2014 - June 30, 2014	0.186504	49%	0%	51%
July 1, 2014 - September 30, 2014	0.184668	17%	3%	80%
October 1, 2014 - December 31, 2014	0.181467	15%	6%	79%
January 1, 2015 - March 31, 2015	0.179154	15%	5%	80%
April 1, 2015 - June 30, 2015	0.179154	63%	15%	22%
July 1, 2015 - September 30, 2015	0.209015	19%	11%	70%
October 1, 2015 - December 31, 2015	0.170315	—%	6%	94%
January 1, 2016 – March 31, 2016	0.169969	1%	—%	99%

* Includes a special distribution of $0.077 per share.

The following table reflects the sources of the cash distributions on a tax basis that the Fund has paid on its common stock (dollars in thousands) during the three months ended March 31, 2016 and the fiscal years ended December 31, 2015, 2014 and 2013:

Source of Distributions:	Three months ended March 31, 2016		Year ended December 31, 2015		Year ended December 31, 2014		Year ended December 31, 2013
Distributions from net investment income	$8	0.8%	$830	18.5%	$819	26.1%	$798	47.0%
Distributions from realized gains	—	—	425	9.5	166	5.3	395	23.3
Distributions from paid In capital	1,045	99.2	3,235	72.0	2,153	68.6	504	29.7
Total	$1,053	100.0%	$4,490	100.0%	$3,138	100.0%	$1,697	100.0%

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

We are in a fund raising stage. As such, we incur offering expenses of 1.5% of the gross offering proceeds. The chart below shows the percentages of distributions from Net Investment Income excluding offering costs:

	Offering Expenses	Net Investment Income excluding offering costs	% Distribution from Net Investment Income excluding offering costs	% Distributions from Realized Gains excluding offering costs	% Distributions from Paid In Capital excluding offering costs
2016	$—	$8	1%	—%	99%
2015	$96	$926	21%	9%	70%
2014	$352	$1,171	37%	5%	58%
2013	$322	$1,120	66%	23%	11%
2012	$142	$292	100%	0%	0%

Note 10.  Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2016 and 2015:

	For the three months ended March 31, 2016	For the three months ended March 31, 2015

Per share data:
Net asset value, beginning of period	$4.61	$7.34

Results of operations (1)
Net investment income	0.00	0.03
Net realized gain (loss) on investments	(0.11)	0.01
Net unrealized gain (loss) on investments	0.20	(0.00)
Net increase in net assets resulting from operations	0.09	0.04

Stockholder distributions (2)
Distributions from net investment income	-	(0.03)
Distributions from realized gains	-	(0.01)
Distributions from capital	(0.17)	(0.14)

Net decrease in net assets resulting from stockholder distributions	(0.17)	(0.18)

Capital share transactions
Impact from issuance of common stock (3)	0.00	0.10

Net increase in net assets resulting from capital share transactions	0.00	0.10
Other (8)	0.03	0.00

Net asset value, end of period	$4.56	$7.30

Shares outstanding at end of period	$6,223,414	$5,981,388
Total return (5)	0.84%	1.39%

Ratio/Supplemental data:
Net assets, end of period (in thousands)	$28,384	$43,680
Average net assets (in thousands)	$35,422	$39,074
Ratio of net investment income to average net assets (4)(7)	0.08%	1.59%
Ratio of operating expenses to average net assets (4)(7)	7.15%	7.90%
Ratio of expenses reimbursed to average net assets (7)	-%	-%
Portfolio turnover ratio (6)	12.87%	5.72%

_________________________

(1)	The per share amounts were derived by using the weighted average shares outstanding during the period. There was no expense waiver and reimbursement for the three months ended March 31, 2016 and March 31, 2015.
(2)	The per share data for distributions reflects the actual amount of distributions declared per share during the period.
(3)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Fund’s continuous offering.
(4)	The ratios are after giving effect to amounts reimbursed by the Manager under an expense reimbursement agreement. See “Note 4 – Related Party Transactions.” For the three months ended March 31, 2016 and 2015, there was no expense waiver and reimbursement.
(5)	Total return is calculated assuming a purchase of shares at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. For the three months ended March 31, 2016 and 2015, there was no expense reimbursement.
(6)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or purchases over the average of the invested assets at fair value. Not annualized.
(7)	Ratios are annualized and calculated based on average net assets using current and prior 3 quarters net assets.
(8)	Represents the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares.

Note 11.  Subsequent Events

On April 15, 2016, in connection with the previously announced closing of its private exchange offer, Nuverra Environmental Solutions, Inc. issued $327,221,000 aggregate principal amount of its 12.5%/10.0% Senior Secured Second Lien Notes due April 12, 2021 in exchange of its 9.875% Senior Notes due 2018. As part of the exchange, the Fund received $1.33 million par value of the new notes and 14,752 warrants.

On April 8, 2016, the Fund received repayment plus interest from its loan to Landing Cove, LLC. The Fund received $2,000,000 in principal and $60,000 in interest per the terms of the Promissory Note dated January 8, 2016.

On April 26, 2016, Aspect Software issued a restructuring plan where the Fund will receive a rights offering in exchange for our current bonds. This rights offering will entitle us to a new bond in the reorganized company.

On April 27, 2016, the Fund made a $1,500,000 Senior Secured First Lien Loan to GeoCommerce, Inc. The loan bears interest at a rate of 12% per annum and the Fund received the first year’s interest prepaid of $180,000. The Fund also received a loan origination fee of $45,000.

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

Valuation of Portfolio Investments

We have adopted Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”), Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”) (formerly Statement of Financial Accounting Standards No. 157, Fair Value Measurements ), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements.

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

The investment portfolio is recorded on a trade date basis. We determine the net asset value of our investment portfolio each quarter. Securities that are publicly-traded are valued at the reported closing price on the valuation date. Twenty-nine of the thirty-nine investments were valued using the closing market price at period end March 31, 2016. The exceptions were the common stock equity investment for Affinion Group; the two investments in Ansgar Media, LLC, Class B Units and a note with a 12.00% interest rate and maturity date of September 8, 2017; the common stock equity investment in Aspire Holdings, LLC (converted from exchange of 12.00% Endeavour International Corp First Lien Bonds); a 8.00% senior unsecured note of Colt Defense LLC, due December 15, 2020; the two equity investments in Education Management LLC, a common stock and a warrant; a 12.00% senior secured first lien note of Landing Cove, LLC, due April 8, 2016 (see Note 11. Subsequent Events); a 9.88% senior secured second lien note of Nuverra Environmental Solutions, Inc., due April 15, 2018; and the preferred equity investment for Relativity Media, LLC.

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

The Fund has evaluated the implications of ASC Topic 740, Accounting for Income Taxes (“ASC Topic 740”), for all open tax years and in all major tax jurisdictions, and determined that there is no material impact on the financial statements. The Fund continues to remain subject to examination by U.S. federal and state authorities for the years 2011 through 2015.

Portfolio and Investment Activity

During the three months ended March 31, 2016, we made $13.6 million of investments in new and existing portfolio companies and had $4.4 million in aggregate amount of exits and repayments, resulting in net investments of $9.2 million for the period. During the three months ended March 31, 2015, we made $2.9 million of investments in new and existing portfolio companies and had $2.0 million in aggregate amount of exits and repayments, resulting in net investments of $0.9 million for the period. As of March 31, 2016, we had two portfolio investments in maturity default with a fair value of $0.2 million which represented a negligible amount of our portfolio.

As of March 31, 2016, we have invested an aggregate of approximately $57.1 million in 44 investment positions in 36 portfolio companies. On March 31, 2016, the fair value of our investment positions was $37.7 million (including money market investments and the accrued interest of $0.8 million). As of such date, our estimated gross annual portfolio yield was 7.1% and gross annual portfolio yield to maturity was 7.1% (excluding equity investments and non-accrual investments) based on the purchase price of our investments. The average duration of our debt portfolio was approximately 1.3 years. During the three months ended March 31, 2016, we exited one portfolio company partially for aggregate sales proceeds of $0.01 million. As of March 31, 2016, we had two portfolio investments in default of payment of its par value at maturity date, Suntech Power Holdings Company, with a fair value of $643 and 10.75% Caesars Entertainment Corp, with a fair value of $0.2 million, which represented a negligible amount of our total portfolio. As of March 31, 2016, in addition to the investment in maturity date default, four additional debt investments had not paid coupon interest as due beyond the thirty day grace period. These investments are Caesars Entertainment Corp, 11.25%, June 1, 2017; QuickSilver Resources, Inc., 7.13%, April 1, 2016; Saratoga Resources, Inc., 12.50%, July 1, 2016; and UCI International, Inc., 8.625%, February 15, 2019. Interest on these investments was accrued through the date that the last coupon payment was received. There are seven equity investments which are non-income producing as of December 31, 2015. These seven are Affinion Group, common stock; Ansgar Media, LLC, Class B Units; Aspire Holdings, LLC, Common Stock (converted from exchange of 12.00% Endeavour International Corp First Lien Bonds); Education Management, LLC, common stock and warrant; NII Holdings, Inc., common stock; and Relativity Media LLC, preferred stock.

 The following table shows the weighted average yield of our portfolio composition based on fair value at March 31, 2016:

	At March 31, 2016
	Percentage of Total Portfolio	Weighted Average Current Coupon Yield
Investments – Money Market	1.2%	—%
Senior Secured First Lien Debt	35.5	10.2
Senior Secured Second Lien Debt	6.0	11.4
Senior Unsecured Debt	15.7	10.2
Senior Subordinated Debt	4.0	9.6
U.S. Government Securities	27.5	0.4
Equity Securities	10.1	n/a
Total	100.0%	7.1	%*

 * 7.1% yield is on non-defaulted, non-equity positions and excludes money market investments.

As of March 31, 2016, our non-defaulted, non-equity portfolio had a yield to maturity of 7.1%, and an average duration of 1.30 years.

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

As of December 31, 2015, our non-defaulted, non-equity portfolio had a yield to maturity of 7.6%, and an average duration of 1.80 years.

The following table shows the portfolio composition by industry grouping at fair value at March 31, 2016 (dollars in thousands):

	At March 31, 2016
	Investments at Fair Value	Percentage of Total Portfolio
U.S. Government Securities	$10,147	27.5%
Media: Broadcasting & Subscription	6,563	17.8
Retail	2,376	6.4
Media: Advertising, Printing & Publishing	2,149	5.8
Metals & Mining	2,136	5.8
Real Estate	2,000	5.4
Aerospace and Defense	1,924	5.2
Energy: Oil & Gas	1,558	4.2
Services: Consumer	1,526	4.2
Automobile	1,425	3.9
Environmental Industries	1,325	3.6
Telecommunications	1,116	3.0
Healthcare & Pharmaceuticals	1,075	2.8
Hotel, Gaming & Leisure	954	2.6
Investments – Money Market	439	1.2
Beverage, Food & Tobacco	208	0.6
Total	$36,921	100.0%

The following table shows the portfolio composition by industry grouping at fair value at December 31, 2015 (dollars in thousands):

	At December 31, 2015
	Investments at Fair Value	Percentage of Total Portfolio
Investments – Money Market	$6,210	18.9%
U.S. Government Securities	4,946	15.0
Media: Broadcasting & Subscription	4,641	14.1
Metals & Mining	2,137	6.5
Media: Advertising, Printing & Publishing	2,116	6.4
Retail	1,969	6.0
Aerospace and Defense	1,734	5.3
Telecommunications	1,640	5.0
Energy: Oil & Gas	1,593	4.8
Automobile	1,578	4.8
Services: Consumer	1,476	4.5
Healthcare & Pharmaceuticals	1,139	3.4
Hotel, Gaming & Leisure	765	2.3
Beverage, Food & Tobacco	531	1.6
Environmental Industries	457	1.4
Total	$32,932	100.0%

Our fair value of total investments was $36.9 million as of March 31, 2016 as compared to $32.9 million as of December 31, 2015. The increase in the fair value of our investments was attributable to two factors: a) high-yield bonds began the first quarter on a down note, but a subsequent rally enabled the asset class to close in positive territory; b) a second round of investment in the senior secured first lien notes of Ansgar Media, LLC and an investment in the senior secured first lien notes of Landing Cove, LLC.

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

Operating results for the three months ended March 31, 2016 and 2015 were as follows (dollars in thousands):

	For the three months ended March 31, 2016	For the three months ended March 31, 2015
Total investment income	$637	$914
Total operating expenses	629	761
Net investment income	8	153
Net realized gain (loss) from investments	(700)	52
Net unrealized appreciation (depreciation) on investments	1,271	(24)

Net increase in net assets resulting from operations	$579	$181

Revenues

We generated investment income of $0.6 million for the three months ended March 31, 2016, as compared to $0.9 million for the three months ended March 31, 2015. Interest revenue was $0.6 million for the three months ended March 31, 2016, as compared to $0.9 million for the three months ended March 31, 2015. The decrease in interest revenue in 2016 as compared to 2015 was attributable to an increase in debt investments placed on non-accrual status, restructuring of certain debt investments into equity investments as well as a reallocation of portfolio investments from debt investments to preferred stock investments in 2015. Fee income was $0.02 million for the three months ended March 31, 2016, as compared to zero for the three months ended March 31, 2015. The increase in fee income in 2016 as compared to 2015 was attributable to a facility fee earned on the Fund’s investment in Ansgar Media and a consent fee earned on the Fund’s investment in American Media, Inc. in 2016.

Interest from debt investments is in the form of interest and fees earned on senior secured loans, senior secured notes, subordinated debt, senior unsecured debt and collateralized securities in our debt portfolio. Our debt portfolio constituted approximately 88.7% of investment portfolio at March 31, 2016 (excluding money market investments). The level of interest income we receive is directly related to the balance of collectible income producing investments multiplied by the weighted average yield of our investments, offset by debt investments held in nonaccrual status. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases. The average balance of the debt portfolio during the three months ended March 31, 2016 was lower than the three months ended March 31, 2015, which was attributable to an increase in debt investments held on nonaccrual status, the restructuring of certain debt instruments into equity instruments as well as a reallocation of portfolio investments from debt investments to preferred stock investments in 2015, which resulted in the decrease in interest income in 2016 as compared to 2015. At March 31, 2016, the weighted average coupon yield of our debt investments was 7.1%, as compared to 8.9% as of March 31, 2015. For the three months ended March 31, 2016, the average net assets were $35.4 million, as compared to $39.0 million for the three months ended March 31, 2015.

As of March 31, 2016, we had two portfolio investments in default of payment of its par value at maturity date, Suntech Power Holdings Company, with a fair value of $643 and 10.75% Caesars Entertainment Corp, with a fair value of $0.2 million which represented a negligible amount of our total portfolio. As of March 31, 2016, in addition to the investment in maturity date default, four additional debt investments had not paid coupon interest as due beyond the thirty day grace period. These investments are Caesars Entertainment Corp, 11.25%, June 1, 2017; QuickSilver Resources, Inc., 7.13%, April 1; 2016; Saratoga Resources, Inc., 12.50%, July 1, 2016; and UCI International, Inc., 8.625%, February 15, 2019. Interest on these investments was accrued through the date that the last coupon payment was received. There are seven equity investments which are non-income producing as of March 31, 2016. These seven are Affinion Group, common stock; Ansgar Media, LLC, Class B Units; Aspire Holdings, LLC, common stock (converted from exchange of 12.00% Endeavour International Corp First Lien Bonds); Education Management, LLC, common stock and warrant; NII Holdings, Inc., common stock; and Relativity Media LLC, preferred stock.

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

Expenses

The composition of our operating expenses for the three months ended March 31, 2016 and 2015 was as follows (dollars in thousands):

	For the three months ended March 31, 2016	For the three months ended March 31, 2015

Professional fees	$178	$96
Director fees	8	18
Insurance	27	24
Interest Expense	75	-
Management fees – related parties	142	215
Administrative services – related parties	54	54
General and administrative (includes $42 and $57 of related party expenses for accounting and travel, respectively)	117	252
Transfer Agent Fees	28	46
Offering expense	-	56
Total operating expenses	$629	$761

For the three months ended March 31, 2016 and 2015, our operating expenses were $0.6 million and $0.8 million, respectively. In general and administrative, the related party expenses include our chief financial officer’s salary and travel expenses reimbursed to the manager, which were $0.04 million and $0.06 million, respectively, for the three months ended March 31, 2016 and 2015. The decrease in expenses in the period ended March 31, 2016 as compared to March 31, 2015 was also due primarily to the fact that the fund has not raised new capital since April 30, 2015 as our registration statement has not been declared effective by the SEC. With no additional capital coming into the fund, no offering expenses were incurred, and general and administrative expenses were less as there was less travel and conference fees. Management fees were lower as the portfolio value has declined. Professional fees were higher in 2016 due to the Relativity Media ongoing litigation.

The management fees for the three months ended March 31, 2016 and 2015 remain at 2% of the net asset value. The offering costs are consistent at 1.5% of the gross closing proceeds for the three months ended March 31, 2016 and 2015.

Expense Reimbursement

We entered into an expense reimbursement agreement with our prior manager under which the prior manager agreed to reimburse us for all U.S. GAAP compliant expenses recognized on our quarterly financial statements for 2012, retroactive to the date of formation on August 3, 2011. In 2013, the expense reimbursement agreement was modified to exclude management fees and incentive fees payable to the Manager effective as of January 1, 2013. We recognized a receivable on our books for the amount due from the prior manager under the expense reimbursement agreement, and the prior manager recognized a liability on its books in the same amount. The expense reimbursement agreement allowed the prior manager and us to offset the related receivables from and payables to each other resulting in a net receivable, or payable position. Our prior manager was not obligated to reimburse us for 2015 and 2014.

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

As of March 31, 2016, our Manager had accrued $0.01 million in expense reimbursement, which is included in Due from related party on the statements of assets and liabilities. As of December 31, 2015, our Manager had accrued $0.01 million in expense reimbursement, which is included in Due from related party on the statements of assets and liabilities.

 Net Investment Income

Our net investment income totaled $8 thousand and $0.2 million for the three months ended March 31, 2016 and 2015, respectively. Our net investment income was attributable to investment income less operating expenses for the period. For the three months ended March 31, 2016 and 2015, total investment income was $0.6 million and $0.9 million, respectively. For the same periods, the total investment income included $0.02 million and zero of nonrecurring interest, respectively, captured in fee income.

The decrease in net investment income for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 was primarily due to the decrease in interest revenue attributable to an increase in debt investments placed on non-accrual status, restructuring of certain debt investments into equity investments as well as a reallocation of portfolio investments from debt investments to preferred stock investments in 2015, partially offset by a decrease in total expenses. For the three months ended March 31, 2016 and 2015, total operating expenses were $0.6 million and $0.8 million, respectively.

Net Realized Gains or Losses from Investments

For the three months ended March 31, 2016 and 2015, we had $4.4 million and $2.0 million of principal repayments, resulting in $0.7 million of realized loss and $0.05 million of realized gain, respectively.

Net Change in Unrealized Appreciation or Depreciation on Investments

For the three months ended March 31, 2016, we experienced $1.3 million of unrealized appreciation. For the three months ended March 31, 2015, we experienced $0.01 million of unrealized depreciation. The increase in unrealized appreciation during this first quarter of 2016 was due to two main factors. First, high-yield bond funds had a strong start to 2016 with a first-quarter gain of 2.0%. The increase was majorly impacted by oil prices as they oscillated wildly in the recent months. Crude oil prices fell till mid-February, and have then rallied by more than 45.0%. Despite the volatility, over the entire quarter high-yield notes gained 2.0% in the first three months of 2016, their best quarter in more than two years, according to Bank of America Merrill Lynch index data. March had a 4.42% increase, making it best month since October 2011. Second, one of the fund’s investment bonds completed its restructuring plan and exchanged its old bonds for new ones at par. The old bonds were trading in the mid to high 30’s before the restructuring, while the new ones are trading at par. Although, there was an increase in unrealized appreciation, our NAV declined significantly since March, 2015 mainly due to two factors. First, the Fund decided to write down to zero a $10.4 million investment in Relativity Media, LLC Series E preferred stock in 2015. We have reached a settlement with Relativity which would involve the receipt of warrants in reorganized Relativity that we believe will have substantial value. However, the settlement is subject to the approval of the bankruptcy court, and potential objections by creditors, and until it is approved, we have elected to value the investment at zero. On the other hand, another one of our portfolio investments, Ansgar Media, LLC, in which we initially acquired a 25% equity interest, has raised initial equity financing at a pre-money equity valuation of $40.0 million. While Ansgar is ahead of its business plan operationally, we have used an enterprise valuation of $12.0 million, which has resulted in a net equity ownership value of $2.1 million based upon a current 24.4% equity ownership interest in Ansgar and after applying a liquidity discount. Below is a table that shows our pro forma NAV per share assuming that the settlement with Relativity Media, LLC is approved by the bankruptcy court, and that our investment in Ansgar is valued at full value:

Adjusted Pro Forma NAV per share (non GAAP)

Current NAV per share	$4.56
Relativity Media Equity Ownership post settlement (in millions)	$4.16
Ansgar Equity Ownership post Equity raise (in millions)	$10.00
Adjusted NAV per share	$6.50

In addition, we encountered greater than average declines in certain positions that were caused by conditions unique to the company or industry. In particular, we had a number of positions that either initiated a restructuring of their indebtedness (either in Chapter 11 bankruptcy or prepackaged bankruptcy) or announced that they were considering a restructuring. Such announcements generally reduce liquidity in the secondary market creating greater mispricing in underlying bonds. Until the bankruptcy or other restructuring process is complete, it becomes difficult to ascertain whether some of these positions will result in a loss of principal or full recovery of principal given their position in the capital structure of the issuer and the underlying asset values. Generally, we expect much higher recoveries or full payment for senior secured first lien type bonds, as compared to senior secured second-lien or unsecured bonds for defaulted bonds.

Changes in Net Assets from Operations

For the three months ended March 31, 2016 and 2015, we recorded a net increase in net assets resulting from operations of $0.6 million and $0.2 million, respectively. This increase is largely due to strong rally in high yield markets because of positive oil movement and completion of restructuring plans by a few of our bond investment companies. Overall, the portfolio experienced a market value increase, with an increase in net unrealized appreciation on investments of $1.3 million for the three months ended March 31, 2016. Based on 6,196,289 and 5,763,005 weighted average common shares outstanding for the three months ended March 31, 2016 and 2015, respectively, our per share net increase in net assets resulting from operations was $0.09 and $0.03, respectively.

Liquidity and Capital Resources

On August 4, 2015, the Fund entered into an agreement with Wells Fargo Advisors, LLC for the purpose of obtaining a revolving line of credit. The amount the Fund can borrow is based upon the value of cash deposited in an account at Wells Fargo Advisors, LLC, which serves as collateral for the loan. On August 28, 2015, the Fund drew down an additional $2.0 million. As of March 31, 2016, the outstanding balance under this credit line was $7.1 million. The interest rate on the outstanding balance is currently 3.00%.

On September 10, 2015, the Fund entered into an agreement with the Morgan Stanley Private Bank, N.A. The amount the Fund can borrow is based upon the value of cash deposited in an account at Morgan Stanley Private Bank, N.A., which serves as collateral for the loan. The maximum amount which the Fund may borrow under the line of credit is $1.8 million. As of March 31, 2016, the outstanding balance under this credit line was $1.8 million. The interest rate on the outstanding balance is currently 5.375%.

We generate cash primarily from the net proceeds of our ongoing continuous public offering and from cash flows from fees, interest and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. On July 10, 2012, we satisfied our minimum offering requirement of raising gross offering proceeds in excess of $1.0 million from persons who are not affiliated with us or our Manager, and commenced operations. As of March 31, 2016, we had issued 6.5 million shares of common stock, including 0.4 million shares under our distribution reinvestment plan (“DRIP”) less 0.3 million shares redeemed under our tender offer. As of March 31, 2016, we had received gross proceeds from our continuous offering of total $64.6 million, including $3.8 million under our DRIP less $2.9 million paid to redeem shares in our quarterly tenders.

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

Prior to investing in portfolio securities, we invest the net proceeds from our continuous offering primarily in money market funds that invest in U.S. government securities and high-quality debt instruments maturing in one year or less from the time of investment. As of March 31, 2016 and December 31, 2015, we had $0.4 million and $6.2 million, respectively, invested in money market investments pending investment in debt instruments.

For the three months ended March 31, 2016, we experienced a net decrease in money market investments of $5.8 million. For the three months ended March 31, 2016, approximately $3.7 million was generated from our financing activities, which primarily consisted of $7.6 million received through the priority credit line, partially offset by $3.2 million repayments of the priority credit line and $0.7 million in distributions. We used approximately $3.7 million of cash in our operating activities mainly as the result of the purchase of new portfolio debt investments of $13.6 million, partially offset by the receipt of proceeds from the sale of, repayment of and principal payments on portfolio debt investments of $4.4 million.

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

When we commenced operations, we initiated a policy of declaring semi-monthly distributions at an annual distribution rate of 7.35% per annum of our offering price. We have authorized, declared and paid distributions to our shareholders at that rate on a semi-monthly basis beginning in July 2012, then changed to a monthly distribution beginning in August 2015. Based upon our current level of operations, we estimate that about 99.0% of our distributions will constitute a return of capital. Our distributions historically have not been based on our investment performance. Prior to September 2013, our distributions were supported by our Manager in the form of operating expense support payments to us, and a portion of our distributions constituted a return of capital. Since September 2013, we have not had an expense support agreement with our Manager and as a result a greater portion of our distributions have constituted a return of capital. A return of capital generally is a return of your investment rather than a return of earnings or gains derived from our investment activities constitutes the return of capital previously paid to us for shares of our common stock.

The following table shows the percentage of our distributions which have been funded from net investment income, realized capital gains and paid in capital since the inception of operations:

		Net	Realized
		Investment	Gain From	Return of
Period	Per Share	Income	Investments	Capital
July 12, 2012 - September 30, 2012	$0.183750	64%	0%	36%
October 1, 2012 - December 31, 2012*	0.260750	59%	0%	41%
January 1, 2013 - March 31, 2013*	0.262586	67%	13%	20%
April 1, 2013 - June 30, 2013	0.186504	77%	14%	9%
July 1, 2013 - September 30, 2013	0.186504	51%	10%	39%
October 1, 2013 - December 31, 2013	0.186504	4%	47%	49%
January 1, 2014 - March 31, 2014	0.186504	27%	13%	60%
April 1, 2014 - June 30, 2014	0.186504	49%	0%	51%
July 1, 2014 - September 30, 2014	0.184668	17%	3%	80%
October 1, 2014 - December 31, 2014	0.181467	15%	6%	79%
January 1, 2015 - March 31, 2015	0.179154	15%	5%	80%
April 1, 2015 - June 30, 2015	0.179154	63%	15%	22%
July 1, 2015 - September 30, 2015	0.209015	19%	11%	70%
October 1, 2015 - December 31, 2015 **	0.170315	—%	6%	94%
January 1, 2016 – March 31, 2016 ***	0.169968	1%	—%	99%

* Includes a special distribution of $0.077 per share.

** For the period from October 31, 2015 to December 31, 2015, the Fund had a net investment loss of approximately $268 thousand. That amount is reflected on the Source of Distributions table below in the distributions from paid in capital amount.

*** For the period from January 1, 2016 to March 31, 2016, the Fund had a realized loss from investments of approximately $700 thousand. That amount is reflected on the Source of Distributions table below in the distributions from paid in capital amount.

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

Each year a statement on Internal Revenue Service Form 1099-DIV (or such successor form) identifying the source of the distribution (i.e., paid from ordinary income, paid from net capital gain on the sale of securities, or a return of capital) will be mailed to our shareholders. We expect to continue paying distributions at the same distribution rate, based on the current offering price, and that a substantial part of those distributions will constitute a return of capital for the foreseeable future. Furthermore, our ability to generate net investment income sufficient to cover our monthly dividend has been hindered by the fact that we have a number of portfolio investments that are on non-accrual status, and because we hold more equity investments that do not generate regular interest or dividend income. Our distributions will continue to constitute a return of capital until our net investment income is sufficient to support our distribution rate, which will probably not occur until our Manager enters into an expense support agreement with us, our mix of interest and dividend paying assets increase, or our assets increase enough to lower our expense ratio, which we do not expect to occur until we have significantly more net assets than we do at present. As a result, for the foreseeable future, a significant portion of the distributions we make will represent a return of capital for tax purposes. The tax basis of shares must be reduced by the amount of any return of capital distributions, which will result in an increase in the amount of any taxable gain (or a reduction in any deductible loss) on the sale of shares.

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

The following table reflects the sources of the cash distributions on a tax basis that the Fund has paid on its common stock (dollars in thousands) during the three months ended March 31, 2016 and fiscal years ended December 31, 2015, 2014 and 2013:

Source of Distributions:	Three months ended March 31, 2016		Year ended December 31, 2015		Year ended December 31, 2014		Year ended December 31, 2013
Distributions from net investment income	$8	0.8%	$830	18.5%	$819	26.1%	$798	47.0%
Distributions from realized gains	—	—	425	9.5	166	5.3	395	23.3
Distributions from paid In capital	1,045	99.2	3,235	72.0	2,153	68.6	504	29.7
Total	$1,053	100.0%	$4,490	100.0%	$3,138	100.0%	$1,697	100.0%

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

We are in a fund raising stage. As such, we incur offering expenses of 1.5% of the gross offering proceeds. The chart below shows the percentages of distributions from Net Investment Income excluding offering costs:

	Offering Expenses	Net Investment Income excluding offering costs	% Distribution from Net Investment Income excluding offering costs	% Distributions from Realized Gains excluding offering costs	% Distributions from Paid In Capital excluding offering costs
2016	$—	$8	1%	—%	99%
2015	$96	$926	21%	9%	70%
2014	$352	$1,171	37%	5%	58%
2013	$322	$1,120	66%	23%	11%
2012	$142	$292	100%	0%	0%

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

As a business development company (“BDC”), we are subject to certain regulatory restrictions in making our investments. For example, we generally are not permitted to co-invest with certain entities affiliated with our Manager in transactions originated by our Manager or its affiliates unless we obtain an exemptive order from the SEC or co-invest alongside our Manager or its affiliates in accordance with existing regulatory guidance and our allocation policy. Under existing regulatory guidance, we are permitted to, and may co-invest in syndicated deals and secondary loan market transactions where price is the only negotiated point. We may seek exemptive relief from the SEC to engage in co-investment transactions with our Manager and/or its affiliates. However, there can be no assurance that we will obtain such exemptive relief, if requested. Even if we receive exemptive relief, neither our Manager nor its affiliates are obligated to offer us the right to participate in any transactions originated by them. Prior to obtaining exemptive relief, we may co-invest alongside our Manager or its affiliates only in accordance with existing regulatory guidance and our allocation policy.

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

Assuming that our current financial condition were to remain constant and no actions were taken to alter our existing interest rate sensitivity, a 100 basis point move in interest rates up or down from their March 31, 2016 levels would result in an increase or decrease in net asset value of $0.4 million or 1.51%.

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

Change in Internal Control over Financial Reporting

No change in internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Part II

OTHER INFORMATION

Item 1. Legal Proceedings

On July 30, 2015, Relativity Media, LLC (“Relativity”) filed a voluntary Chapter 11 case in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The Fund owns 855,079 shares of Series E Preferred Stock of Relativity. On October 19, 2015, Relativity filed an adversary proceeding against VII Peaks Capital, LLC (“VII Peaks”) in the Bankruptcy Court, styled Relativity Fashion, LLC, et al. v. VII Peaks Capital, LLC, Adversary No. 15-1361 (the “Adversary Proceeding”), alleging that our investment manager, VII Peaks breached a commitment to provide $30 million of financing as part of a proposed reorganization of Relativity. The Fund was not named as a defendant in the Adversary Proceeding. On October 20, 2015, Relativity sought and obtained from the Bankruptcy Court an ex parte temporary restraining order (the “TRO”) that barred VII Peaks and “its agents, servants, officers, employees and attorneys, and all persons in active concert or participation with them from transferring, assigning, encumbering, or taking any other action with respect to any and all funds” in the US Bank and Wells Fargo accounts which belong to the Fund. Neither the Fund nor VII Peaks were provided with prior notice of the hearing on the TRO or was present at the hearing. The two accounts affected by the TRO contained substantially all of the Fund’s assets. The TRO was dissolved pursuant to a Stipulation and Agreed Order entered by the Bankruptcy Court on October 28, 2015 (the “Stipulation”), pursuant to which the parties agreed to engage in negotiations to resolve their dispute. As part of the Stipulation, VII Peaks agreed to cause its clients to deposit $3 million in escrow with its counsel while negotiations are pending, of which $2.5 million was provided by the Fund. The negotiations did not result in a settlement, and the funds in escrow were returned to VII Peaks as of December 15, 2015.

Relativity then filed a reorganization plan which provided that the Series E preferred stock would receive no consideration under the plan. The Fund filed an objection to the plan. On February 2, 2016, at the hearing on confirmation Relativity’s plan, VII Peaks and Relativity reached a memorandum of understanding regarding a settlement of Relativity’s claims against the VII Peaks and the Fund, as well as the Fund’s objection to the plan. Under the settlement, VII Peaks or the funds it manages, including the Fund, would receive warrants in the reorganized debtor and certain film distribution rights. VII Peaks or funds it manages would make a new $5 million loan to the reorganized debtor. Pending completion of the settlement, on March 1, 2016, VII Peaks filed a motion for summary judgment to dismiss Relativity’s adversarial complaint. On March 18, 2016, the Bankruptcy Court approved Relativity’s plan of reorganization. The settlement with Relativity is still subject to the completion of definitive documentation to evidence the terms, and has not yet been approved by the bankruptcy court. The next bankruptcy court hearing is scheduled for May 18, 2016, but that date could be postponed. If the settlement is not approved, Relativity’s claims against VII Peaks will be assigned to a litigation trust created to hold and prosecute a variety of claims held by Relativity’s bankruptcy estate. We do not believe that the Fund has any exposure in the lawsuit since no claims have been asserted against the Fund and it has not been named in the case.

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2015.

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

VII Peaks Co-Optivist Income BDC II, Inc.

Date: May 16, 2016	By	/s/ Gurpreet S. Chandhoke
Gurpreet S. Chandhoke
Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)

VII Peaks Co-Optivist Income BDC II, Inc.

Date: May 16, 2016	By	/s/ Michelle Kleier
Michelle Kleier Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)