Form 10-Q
period 2016-06-30
VII Peaks Co-Optivist Income BDC II, Inc.
filed 2016-08-17
CIK 1527385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding as of August 17, 2016 was 6,275,853.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2016

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share data)

	As of
	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS

Investments, at fair value
Non-controlled/non-affiliate investments (cost of $35,082 and $46,210, respectively)	$29,583	$22,620
Affiliate investments (cost of $4,000 and $2,000, respectively)	6,102	4,102
Investments, money market at fair value (cost of $1,736 and $6,210, respectively)	1,736	6,210
Total investments, at fair value	37,421	32,932
Interest receivable	442	529
Prepaid expenses	19	12
Origination fee receivable	60	63
Due from related party, net	257	153
Total assets	$38,199	$33,689

LIABILITIES
Priority credit line -Wells Fargo	$5,130	$4,531
Interest payable	2	1
Deferred loan fee	161	50
Prepaid interest from investments (includes prepaid interest of $217 from Nima, LLC, $249 from GeoCommerce, Inc. and $167 from Ansgar Media, LLC)	633	-
Accounts payable and accrued liabilities	92	267
Stockholder distributions payable	-	350
Total liabilities	$6,018	$5,199

NET ASSETS
Common stock, par value, $.001 per share, 200,000,000 authorized;
6,263,323 and 6,181,515 shares issued and outstanding, respectively	$6	$6
Paid-in capital in excess of par value	59,567	58,860
Treasury stock at cost, 301,413 and 301,413 shares, respectively	(2,891)	(2,891)
Accumulated distribution in excess of net investment income and net realized gain/loss on investments	(21,104)	(5,997)
Net unrealized depreciation on investments	(3,397)	(21,488)
Total net assets	32,181	28,490
Total liabilities and net assets	$38,199	$33,689

Net asset value per share	$5.14	$4.61

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	For the Three Months	For the Three Months	For the Six Months	For the Six Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
	2016	2015	2016	2015

Investment income:
Interest from investments
Non-controlled/non-affiliate investments	$520	$854	$1,024	$1,768
Affiliate investments	120	-	233	-
Fee income
Non-controlled/non-affiliate investments	-	545	-	545
Affiliate investments	14	-	34	-
Other income
Non-controlled/non-affiliate investments	-	13	-	13
Total investment income	654	1,412	1,291	2,326

Operating expenses:
Professional fees	294	134	472	230
Directors fees	11	12	19	30
Insurance	29	24	56	48
Interest expense	52	-	127	-
Management fees - related parties	161	229	303	444
Administrative services - related parties	54	54	108	108
General and administrative (includes $30, $30, $60 and $60 of CFO salary (accounting) and $8, $28, $20 and $57 of related party travel expenses, respectively)	105	167	222	419
Transfer agent fees	38	47	66	93
Offering expense	-	40	-	96
Total operating expenses	744	707	1,373	1,468

Net investment income (loss)	(90)	705	(82)	858

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) from investments	(12,603)	163	(13,303)	215
Net unrealized appreciation (depreciation) on investments	16,820	(526)	18,091	(550)
Net realized and unrealized gain (loss) on investments	4,217	(363)	4,788	(335)

Net increase in net assets resulting from operations	$4,127	$342	$4,706	$523

Per share information - basic and diluted:
Net investment income (loss)	$(0.01)	$0.11	$(0.01)	$0.14
Net increase in net assets resulting from operations	$0.66	$0.06	$0.76	$0.09
Weighted average common shares outstanding	$6,237,728	$6,199,493	$6,217,239	$5,965,660

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share and per share data)

(unaudited)

	For the Six Months Ended June 30, 2016	For the Six Months Ended June 30, 2015

Operations:
Net investment income (loss)	$(82)	$858
Net realized gain (loss) from investments	(13,303)	215
Net unrealized appreciation (depreciation) on investments	18,091	(550)
Net increase in net assets from operations	4,706	523
Stockholder distributions:
Distributions from net investment income	(8)	(858)
Distributions from net realized gain on investments	-	(215)
Distributions from paid in capital	(1,714)	(1,067)
Net decrease in net assets from stockholder distributions	(1,722)	(2,140)
Capital share transactions:
Issuance of common stock, net of issuance costs	-	6,072
Reinvestment of stockholder distributions	707	766
Treasury capital/redemptions	-	(59)
Net increase in net assets from capital share transactions	707	6,779

Total increase in net assets	3,691	5,162
Net assets at beginning of period	28,490	40,688
Net assets at end of period	$32,181	$45,850

Net asset value per common share	$5.14	$7.26
Common shares outstanding at end of period	$6,263,323	6,313,300

Accumulated distribution in excess of net investment income and net realized gain/loss on investments	$(21,104)	$(3,829)

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended June 30, 2016	For the Six Months Ended June 30, 2015

Operating activities:
Net increase in net assets from operations	$4,706	$523
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Net accretion of discounts and amortization of premiums	(3)	49
Repayments of investments	19,146	12,295
Purchase of investments	(23,318)	(14,892)
Repayments of investments - money market	20,711	15,310
Purchase of investments - money market	(16,237)	(17,473)
Net realized (gain) loss from investments	13,303	(215)
Net unrealized (appreciation) depreciation on investments	(18,091)	550
Proceeds from loan fees received	135	-
Accretion of deferred loan fees	(25)	-
(Increase) decrease in operating assets:
Interest receivable	87	160
Prepaid expenses	(7)	(24)
Due from related party, net	(104)	158
Origination fee receivable	3	(263)
Receivable for common stock purchased	-	614
Increase (decrease) in operating liabilities:
Payable for unsettled trades	-	(1,340)
Management fees payable	-	(7)
Prepaid interest from investments	633	-
Accounts payable and accrued liabilities	(175)	(109)
Interest payable	1	-
Net cash provided by (used in) operating activities	765	(4,664)

Financing activities:
Proceeds from issuance of shares of common stock, net	-	6,072
Stockholder distributions	(1,364)	(1,349)
Treasury stock, net of redemption of common stock	-	(59)
Borrowings - priority credit line	7,493	-
Repayments - priority credit line	(6,894)	-
Net cash provided by (used in) financing activities	(765)	4,664

Net change in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

Supplemental non-cash information:
Distribution reinvestment plan distribution payable	$-	$66
Cash distribution payable	$-	$122
Distribution reinvestment plan distribution paid	$707	$766

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

SCHEDULE OF INVESTMENTS

(dollars and shares in thousands)

(unaudited)

June 30, 2016

Portfolio Company	Industry	Investment Coupon Rate, Maturity Date	Principal / No. of Shares	Amortized Cost	Fair Value	% of Net Assets
Senior Secured First Lien Debt - 43.4% (b)
American Media, Inc.	Media: Advertising, Printing & Publishing	11.50%, 12/15/2017	$1,320	$1,353	$1,366	4.3%
Ansgar Media, LLC (e)	Media: Broadcasting & Subscription	12.00%, 1/11/2018	2,000	2,000	2,000	6.2%
Ansgar Media, LLC (e)	Media: Broadcasting & Subscription	12.00%, 9/8/2017	2,000	2,000	2,000	6.2%
APX Group, Inc.	Services: Consumer	6.38%, 12/1/2019	825	825	812	2.5%
GeoCommerce, Inc.	Technology	12.00%, 5/15/2018	1,000	1,000	1,000	3.1%
GeoCommerce, Inc.	Technology	12.00%, 4/27/2018	1,500	1,500	1,500	4.7%
Nima, LLC	Consumer Goods	12.00%, 5/20/2018	2,000	2,000	2,000	6.2%
Goodman Networks, Inc.	Telecommunications	12.13%, 7/1/2018	800	830	406	1.3%
Kratos Defense & Security Solutions, Inc.	Aerospace and Defense	7.00%, 5/15/2019	1,112	998	862	2.7%
Titan International Inc.	Automobile	6.88%, 10/1/2020	1,500	1,400	1,290	4.0%
Toys R Us Property Co II LLC	Retail	8.50%, 12/1/2017	725	731	722	2.2%
Sub Total Senior Secured First Lien Debt			$14,782	$14,637	$13,958	43.4%

Senior Secured Second Lien Debt - 2.3% (b)
Nuverra Environmental Solutions, Inc.	Environmental Industries	12.50%, 4/15/2022	$1,325	$1,366	$480	1.5%
Claire's Stores, Inc.	Retail	8.88%, 3/15/2019	825	811	169	0.5%
Logan's Roadhouse, Inc. (c)(g)	Beverage, Food & Tobacco	10.75%, 10/15/2017	770	722	85	0.3%
Saratoga Resources, Inc. (c)	Energy: Oil & Gas	12.50%, 7/1/2016	885	912	1	0.0%
Sub Total Senior Secured Second Lien Debt			$3,805	$3,811	$735	2.3%

Senior Unsecured Debt - 20.7% (b)
APX Group, Inc.	Services: Consumer	8.75%, 12/1/2020	$575	$557	$529	1.6%
Caesar's Entertainment Corp. (a)(c)(f)	Hotel, Gaming & Leisure	10.75%, 2/1/2016	495	451	297	0.9%
Clear Channel Communications	Media: Broadcasting & Subscription	10.00%, 1/15/2018	1,400	1,364	707	2.2%
Colt Defense, LLC	Aerospace and Defense	8.00%, 7/12/2021	132	1,031	132	0.4%
DynCorp International Inc.	Aerospace and Defense	11.88%11/30/20	1,012	1,026	845	2.6%
Gymboree Corp.	Retail	9.13%, 12/1/2018	810	779	496	1.5%
Ryerson Inc./Joseph T Ryerson & Son, Inc.	Metals & Mining	11.25%, 10/15/2018	1,500	1,523	1,402	4.4%
Seitel, Inc.	Energy: Oil & Gas	9.50%, 4/15/2019	1,575	1,575	1,079	3.4%
Toys R Us, Inc.	Retail	10.38%, 8/15/2017	860	821	849	2.7%
UCI International, Inc. (c)	Automobile	8.63%, 2/15/2019	1,400	1,354	329	1.0%
Sub Total Senior Unsecured Debt			$9,759	$10,481	$6,665	20.7%

Senior Subordinated Debt - 4.3% (b)
Claire’s Stores, Inc.	Retail	10.50%, 6/1/2017	$715	$713	$390	1.2%
DJO Finance, LLC.	Healthcare & Pharmaceuticals	10.75%, 4/15/2020	1,265	1,317	1,013	3.1%
Sub Total Senior Subordinated Debt			$1,980	$2,030	$1,403	4.3%

Senior Unsecured Convertible Debt - 0.8% (b)
Aspect Software, Inc.	Telecommunications	3.00%, 5/23/2023	$244	$244	$244	0.8%
Sub Total Senior Unsecured Convertible Debt			$244	$244	$244	0.8%

Equity Securities - 23.8% (b)
Affinion Group, Inc. (c)	Media: Advertising, Printing & Publishing		13	$689	$816	2.5%
Aspire Holdings (c)	Energy: Oil & Gas		5	551	525	1.6%
Education Management, LLC (c)	Services: Consumer		2,530	4	64	0.2%
NII Holdings, Inc. (a)(c)	Telecommunications		17	768	53	0.2%
Total Common Stock				2,012	1,458	4.5%

Ansgar Media, LLC - Class B Units (c)(d)(e)	Media: Broadcasting & Subscription		-	-	2,102	6.5%
Total Preferred Stock				-	2,102	6.5%

GeoCommerce, Inc. (c)	Technology		500	-	2,105	6.5%
Nuverra Environmental Solutions, Inc. (c)	Environmental Industries		61	-	1	0.0%
Nima, LLC (c)	Consumer Electronics		2,000	-	2,000	6.3%
Education Management, LLC (c)	Services: Consumer		1,554	876	-	0.0%
Total Warrants				876	4,106	12.8%

Sub Total Equity Securities				$2,888	$7,666	23.8%

U.S. Government Securities - 15.6% (b)
U.S. Treasury Bill		0.75%, 04/15/18	$5,000	$4,991	$5,014	15.6%
Sub Total U.S. Government Securities			$5,000	$4,991	$5,014	15.6%

Investments - Money Market - 5.4% (b)
Investments - U.S. Bank Money Market		0.10%	$190	$190	$190	0.6%
Investments - Wells Fargo Money Market		0.01%	1,546	1,546	1,546	4.8%
Sub Total Investments - Money Market			$1,736	$1,736	$1,736	5.4%

TOTAL INVESTMENTS - 116.3% (b)				$40,818	$37,421	116.3%

(a)	Represents a non-qualifying investment as defined under Section 55 (a) of the Investment Company Act of 1940, as amended. Non-qualifying investments represent 0.9% of the Company's portfolio at fair value. As a BDC, the Company can only invest 30% of its portfolio in non-qualifying assets.
(b)	Percentages are based on net assets of $32,181 as of June 30, 2016.
(c)	Non-income producing as of June 30, 2016.
(d)	2,500 Class B Units, which are not entitled to an allocation of profits or losses until the earlier to occur of 9/30/2020 or a change of control of Ansgar Media, LLC.
(e)	As defined in the 1940 Act, Affiliated Investments are defined as those Non-Control Investments in companies in which we own between 5.0% and 25.0% of the voting securities.
(f)	In maturity default.
(g)	The company filed for bankruptcy in Delaware on August 8, 2016 and is in the initial stages of restructuring.

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

SCHEDULE OF INVESTMENTS

(dollars and shares in thousands)

December 31, 2015

Portfolio Company	Industry	Investment Coupon Rate, Maturity Date	Principal / No. of Shares	Amortized Cost	Fair Value	% of Net Assets
Senior Secured First Lien Debt - 31.6% (b)
American Media, Inc.	Media: Advertising, Printing & Publishing	11.50%, 12/15/2017	$1,320	$1,363	$1,300	4.6%
Ansgar Media, LLC (f)	Media: Broadcasting & Subscription	12.00%, 9/8/2017	2,000	2,000	2,000	7.0%
APX Group, Inc.	Services: Consumer	6.38%, 12/1/2019	825	825	796	2.8%
Caesar’s Entertainment Operating Co., Inc. (a)(d)	Hotel, Gaming & Leisure	11.25%, 6/1/2017	860	751	639	2.2%
EarthLink Holdings Corp.	Telecommunications	7.38%, 6/1/2020	40	41	41	0.1%
Endeavour International Corp. (d)	Energy: Oil & Gas	12.00%, 3/1/2018	525	551	525	1.8%
Goodman Networks, Inc.	Telecommunications	12.13%, 7/1/2018	800	837	216	0.8%
Kratos Defense & Security Solutions, Inc.	Aerospace and Defense	7.00%, 5/15/2019	1,112	981	758	2.7%
Ryerson Inc./Joseph T Ryerson & Son, Inc.	Metals & Mining	9.00%, 10/15/2017	1,315	1,355	1,018	3.6%
Titan International, Inc.	Automoile	6.88%, 10/1/2020	1,500	1,390	1,095	3.8%
Toys R Us Property Co II LLC	Retail	8.50%, 12/1/2017	725	732	620	2.2%
Sub Total Senior Secured First Lien Debt			$11,022	$10,826	$9,008	31.6%

Senior Secured Second Lien Debt - 6.3% (b)
Aspect Software, Inc.	Telecommunications	10.63%, 5/15/2017	$1,302	$1,314	$1,016	3.5%
Claire’s Stores, Inc.	Retail	8.88%, 3/15/2019	825	809	190	0.7%
Endeavour International Corp. (d)	Energy: Oil & Gas	12.00%, 6/1/2018	725	708	8	0.0%
Logan’s Roadhouse, Inc.	Beverage, Food & Tobacco	10.75%, 10/15/2017	770	748	531	1.9%
Saratoga Resources, Inc. (d)	Energy: Oil & Gas	12.50%, 7/1/2016	885	912	44	0.2%
Sub Total Senior Secured Second Lien Debt			$4,507	$4,491	$1,789	6.3%

Senior Unsecured Debt - 22.0% (b)
APX Group, Inc.	Services: Consumer	8.75%, 12/1/2020	$575	$556	$472	1.6%
Caesar’s Entertainment Corp. (a)(d)	Hotel, Gaming & Leisure	10.75%, 2/1/2016	495	451	126	0.4%
Clear Channel Communications	Media: Broadcasting & Subscription	10.00%, 1/15/2018	1,400	1,354	539	1.9%
Colt Defense, LLC (d)	Aerospace and Defense	8.75%, 11/15/2017	1,253	1,029	132	0.5%
DynCorp International, Inc.	Aerospace and Defense	10.38%, 7/1/2017	1,135	1,143	846	3.0%
EarthLink Holdings Corp.	Telecommunications	8.88%, 5/15/2019	279	274	284	1.0%
Gymboree Corp.	Retail	9.13%, 12/1/2018	810	774	182	0.6%
Nuverra Environmental Solutions, Inc.	Environmental Industries	9.88%, 4/15/2018	1,325	1,351	457	1.6%
Ryerson Inc./Joseph T Ryerson & Son, Inc.	Metals & Mining	11.25%, 10/15/2018	1,500	1,528	1,117	3.9%
Seitel, Inc.	Energy: Oil & Gas	9.50%, 4/15/2019	1,575	1,574	1,016	3.6%
Suntech Power Holdings Company, Ltd. (a)(c)(d)	Environmental Industries	3.00%, 5/15/2013	100	109	-	0.0%
Toys R Us, Inc.	Retail	10.38%, 8/15/2017	860	820	619	2.2%
UCI International, Inc.	Automobile	8.63%, 2/15/2019	1,400	1,367	483	1.7%
Sub Total Senior Unsecured Debt			$12,707	$12,330	$6,273	22.0%

Senior Subordinated Debt - 5.2% (b)
Claire's Stores, Inc.	Retail	10.50%, 6/1/2017	$715	$713	$357	1.2%
DJO Finance, LLC.	Healthcare & Pharmaceuticals	10.75%, 4/15/2020	1,265	1,322	1,139	4.0%
QuickSilver Resources, Inc. (d)	Energy: Oil & Gas	7.13%, 4/1/2016	890	843	-	0.0%
Sub Total Senior Subordinated Debt			$2,870	$2,878	$1,496	5.2%

Equity Securities - 11.3% (b)
Affinion Group, Inc. (d)	Media: Advertising, Printing & Publishing		$13	$689	$816	2.9%
Ansgar Media, LLC (d)(f)	Media: Broadcasting & Subscription		-	-	2,102	7.4%
Education Management, LLC (d)	Services: Consumer		2,530	5	177	0.6%
NII Holdings, Inc. (a)(d)	Telecommunications		17	768	84	0.3%
Total Common Stock				1,462	3,179	11.2%

Relativity Media, LLC (d)(e)	Media: Broadcasting & Subscription		855	10,400	-	0.0%
Total Preferred Stock				10,400	-	0.0%

Education Management, LLC (d)	Services: Consumer		1,554	876	31	0.1%
Total Warrants				876	31	0.1%

Sub Total Equity Securities				$12,738	$3,210	11.3%

U.S. Government Securities -17.4% (b)
U.S. Treasury Bill		0.18%, 4/28/2016	$4,950	$4,947	$4,946	17.4%
Sub Total U.S. Government Securities			$4,950	$4,947	$4,946	17.4%

Investments - Money Market - 21.8% (b)
Investments - Morgan Stanley Money Market		0.01%	$3,191	$3,191	$3,191	11.2%
Investments - U.S. Bank Money Market		0.02%	-	-	-	0.0%
Investments - Wells Fargo Money Market		0.01%	3,019	3,019	3,019	10.6%
Sub Total Investments - Money Market			$6,210	$6,210	$6,210	21.8%

TOTAL INVESTMENTS - 115.6% (b)				$54,420	$32,932	115.6%

(a)	Represents a non-qualifying investment as defined under Section 55 (a) of the Investment Company Act of 1940, as amended. Non-qualifying investments represent 2.6% of the Fund’s portfolio at fair value. As a Business Development Company (“BDC”), the Fund can only invest 30% of its portfolio in non-qualifying assets.
(b)	Percentages are based on net assets of $28,490 as of December 31, 2015.
(c)	Non-U.S. company. The principal place of business for Suntech Power Holdings Company, Ltd. is China.
(d)	Non-income producing as of December 31, 2015.
(e)	The Class E Units are entitled to PIK dividends at the rate of 12.5% per annum, payable in additional Class E Units. The PIK dividends accrue quarterly in advance on the first day of each quarter, but are only issuable immediately prior to the mandatory redemption of the Class E Units, and are not issuable upon a conversion of the Class E Units to other equity interests of the issuer. We stopped accruing dividends starting July 30, 2015 when Relativity Media, LLC and certain of its subsidiaries filed voluntarily petitions under Chapter 11 of the United States Bankruptcy Code.
(f)	As defined in the 1940 Act, Affiliated Investments are defined as those Non-Control Investments in companies in which we own between 5.0% and 25.0% of the voting securities.

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2016

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

We invest in discounted corporate debt, senior secured term loan and equity-linked debt securities of public and private companies that trade on the secondary loan market for institutional investors and provide distributions to investors. The debt is generally high-yield and non-investment grade. At the same time, we actively work with the target company’s management to restructure the underlying securities and improve the liquidity position of the target company’s balance sheet. We employ a proprietary “Co-Optivist”TM approach (“cooperative activism”) in executing our investment strategy, which entails proactively engaging the target company management on average 24 months prior to a redemption event (typically a put or maturity event) to create an opportunity for growth in the investments. Co-OptivistTM is a registered trademark of VII Peaks Capital, LLC, or (“VII Peaks” or the “Manager”), and is being used with their permission. Our strategy is not dependent on restructuring to generate distributions. Capital appreciation on securities is generally not realized evenly over the holding period. In some instances market prices for securities may continue to reflect a discount until a relatively short time period prior to a redemption event. The potential capital gain typically occurs during the end of the holding period of a bond in our portfolio when securities are either called by the company or exchanged to new securities during refinance. We have tendered certain debt securities well above the market-traded deep discount. In addition, we also provide direct loans with equity warrant coverage to portfolio companies to help facilitate corporate expansion.

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

We make investments in target companies that meet our investment criteria. The size of an individual investment will vary based on numerous factors, including the amount of funds raised in our offering. However, assuming we raise the maximum offering amount of $750.0 million, we expect to hold at least 50 investments, and we anticipate that the minimum investment size will be approximately $250,000. We do not anticipate being heavily invested in any one industry, and generally, we do not expect to invest in more than two different classes of debt of the same target company. We invest in debt and equity-linked debt of target companies with a minimum enterprise value of $200.0 million and whose debt and equity-linked debt is actively traded in the secondary loan market. We also make senior secured direct loan investments in companies with a minimum enterprise value of $5.0 million. For such senior secured direct loan investments, we may receive equity securities to boost overall returns. We expect our portfolio to be predominantly composed of fixed-rate high-yield, senior secured term loan and equity-linked corporate debt securities. However, we may also purchase senior secured corporate debt securities which may have variable interest rates. We currently anticipate that the portion of our portfolio composed of variable rate corporate debt securities, if any, will not exceed 20%, but we may increase that to 33% of our aggregate portfolio at the time of any purchase depending on market opportunities.

We offer our shareholders the ability to receive distributions as well as the potential capital appreciation resulting from the restructuring of the debt of our target companies. To the extent we have distributable income available we anticipate making distributions on a monthly basis to our shareholders.

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

On August 9, 2011, we filed a registration statement on Form N-2 to sell up to 75,000,000 shares of common stock, $0.001 par value per share, at an initial public offering price of $10.00 per share. The registration statement was declared effective by the SEC on March 1, 2012. We commenced operations when we raised gross offering proceeds of over $1.0 million, all of which was from persons who were not affiliated with us or our Manager by one year from the date the registration statement was declared effective by the SEC. Prior to the successful satisfaction of that condition, all subscription payments were placed in an account held by the escrow agent, UMB Bank, N.A., in trust for the benefit of our subscribers, pending release to us. We achieved the minimum offering requirement on July 10, 2012 and commenced operations on such date. As of June 30, 2016, we issued 6.6 million shares of common stock, including 0.4 million shares under our distribution reinvestment plan (“DRIP”), less 0.3 million shares redeemed under our tender offer. Gross proceeds from our common stock issuances total $64.9 million, including $4.1 million under our DRIP less $2.9 million paid to redeem shares in our quarterly tender offers.

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

Organizational and Offering Costs

The Fund is a closed-end fund with a continuous offering period. Under the investment advisory agreement between the Fund and the Manager, our Manager fronts the initial cost of the organizational and offering expenses, but the Fund is obligated to reimburse the Manager for such costs to the extent of 1.5% of the gross offering proceeds in our continuous offering.  The Fund also agreed to reimburse the Manager for organization and offering expenses incurred by a prior manager in consideration for the Manager’s agreement to pay $1.3 million owed to the Fund by the prior manager under an expense reimbursement agreement, which amount the Manager has paid in full. The Fund expenses organizational and offering costs as they become payable under the investment advisory agreement.

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

Revenue Recognition

We generate investment income in the form of interest, dividend and fees earned on senior secured loans, senior secured notes, subordinated debt, senior unsecured debt, senior unsecured convertible debt and collateralized securities in our portfolio. The level of income we receive is directly related to the balance of collectible income producing investments multiplied by the coupon rate of our investments. Coupon interest income is adjusted for the amortization of premiums and accretion of discounts. We record interest income on an accrual basis to the extent that we expect to collect such amounts. The Fund stops accruing when the invested company defaults in payment and has passed the 30-day grace period, files for bankruptcy or goes through reorganization converting bonds to equity. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases.

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

Our total investment income was $0.7 million and $1.3 million for the three and six months ended June 30, 2016, as compared to $1.4 million and $2.3 million for the three and six months ended June 30, 2015, respectively. The decrease in 2016 as compared to 2015 was attributable to an increase in debt investments placed on non-accrual status, restructuring of certain debt investments into equity investments as well as a reallocation of portfolio investments from debt investments to equity investments. At June 30, 2016, the weighted average coupon yield was 8.6%, as compared to 9.5% as of June 30, 2015. Based on current and prior three quarter’s net assets, average net assets as of June 30, 2016 were $32.0 million, as compared to $42.1 million as of June 30, 2015.

For the six months ended June 30, 2016, thirteen of the investments in the portfolio did not accrue interest as either the investment is an equity security or the issuers were in default of the coupon payment for more than the thirty-day grace period. Interest income was accrued through the date of the last coupon payment received for the debt investments.

These instruments do not accrue or pay interest or dividends. The following table presents those thirteen investments:

Portfolio Company	Asset Type	Investment Coupon Rate	Maturity Date
Affinion Group, Inc.	Equity – Common Stock	-	-
Ansgar Media, LLC - Class B Units	Equity – Preferred Stock	-	-
Aspire Holdings (1)	Equity – Common Stock	-	-
Caesar's Entertainment Corp.	Senior Unsecured Debt	10.75%	February 1, 2016
Education Management, LLC	Equity – Common Stock	-	-
Education Management, LLC	Warrant	-	-
GeoCommerce, Inc.	Warrant	-	-
Logan's Roadhouse, Inc. (2)	Senior Secured Second Lien Debt	10.75%	October 15, 2017
NII Holdings, Inc.	Equity – Common Stock	-	-
Nima, LLC	Warrant	-	-
Nuverra Environmental Solutions, Inc.	Warrant	-	-
Saratoga Resources, Inc.	Senior Secured Second Lien Debt	12.50%	July 1, 2016
UCI International, Inc.	Senior Unsecured Debt	8.63%	February 15, 2019

(1)	Converted from exchange of 12.00% Endeavour International Corp First Lien Bonds.
(2)	On August 8, 2016, filed for bankruptcy in Delaware. The company is in the initial stages of its restructuring process.

The following table presents four investments that were completely written off during the three months ended June 30, 2016:

Portfolio Company	Asset Type	Investment Coupon Rate	Maturity Date
Aspect Software, Inc.	Senior Secured Second Lien Debt	10.63%	May 15, 2017
Suntech Power Holdings Company, Ltd.	Senior Unsecured Debt	3.00%	May 15, 2013
QuickSilver Resources, Inc.	Senior Subordinated Debt	7.13%	April 1, 2016
Relativity Media, LLC - Class E Units	Equity – Preferred Stock	-	-

Note 3. Valuation of Portfolio Investments

The Fund has adopted FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”), which defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value measurements.

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

The investment portfolio is recorded on a trade date basis. The Fund determines the net asset value of its investment portfolio each quarter. Securities that are publicly-traded are valued at the reported closing price on the valuation date. Twenty-five of the forty investments were valued using the closing market price at period end June 30, 2016.

The following table presents investments that were not valued using the closing market price, as of June 30, 2016:

Portfolio Company	Asset Type	Investment Coupon Rate	Maturity Date
Affinion Group, Inc.	Equity – Common Stock	-	-
Ansgar Media, LLC - Class B Units	Equity – Preferred Stock	-	-
Ansgar Media, LLC	Senior Secured First Lien Debt	12.00%	September 8, 2017
Ansgar Media, LLC	Senior Secured First Lien Debt	12.00%	January 11, 2018
Aspire Holdings (1)	Equity – Common Stock	-	-
Aspect Software, Inc. (2)	Senior Unsecured Convertible Debt	3.00%	May 23, 2023
Colt Defense, LLC	Senior Unsecured Debt	8.00%	July 12, 2021
Education Management, LLC	Equity – Common Stock	-	-
Education Management, LLC	Warrant	-	-
GeoCommerce, Inc.	Senior Secured First Lien Debt	12.00%	April 27, 2018
GeoCommerce, Inc.	Senior Secured First Lien Debt	12.00%	May 15, 2018
GeoCommerce, Inc.	Warrant	-	-
Nima, LLC	Warrant	-	-
Nima, LLC	Senior Secured First Lien Debt	12.00%	May 20, 2018
Nuverra Environmental Solutions, Inc.	Warrant	-	-

(1)	Converted from exchange of 12.00% Endeavour International Corp, senior secured first lien debt.
(2)	The original 10.63% senior secured second lien notes due on May 15, 2017 defaulted. As part of Aspect’s bankruptcy and planned reorganization process, the Fund participated in a rights offering to purchase a new 3.0% PIK senior unsecured convertible note maturing on May 23, 2023 in an effort to facilitate recovery of its previous investment in the senior secured lien notes in Aspect.

Relativity Media, LLC, the entity in which the Fund made its original investment, was dissolved as part of the Relativity Media reorganization process during the quarter. The investment was removed from the Schedule of Investments and the loss was realized. The company has now emerged out of bankruptcy as a new operating company.

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

The following table presents fair value measurements of investments, by major class, as of June 30, 2016 according to the fair value hierarchy (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Investments – Money Market	$1,736	$—	$—	$1,736
Senior Secured First Lien Debt	—	5,458	8,500	13,958
Senior Secured Second Lien Debt	—	735	—	735
Senior Unsecured Debt	—	6,533	132	6,665
Senior Subordinated Debt	—	1,403	—	1,403
Senior Unsecured Convertible Debt	—	—	244	244
U.S. Government Securities	—	5,014	—	5,014
Equity Securities	—	53	7,613	7,666
Total	$1,736	$19,196	$16,489	$37,421

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

There were no transfers between levels for the six months ended June 30, 2016.

There were two transfers between levels for the year ended December 31, 2015. One transfer was Affinion Group, Inc.’s, 13.5% notes due August 15, 2018, which were restructured by the company to a non-interest bearing private equity holding and hence transferred to Level 3. The other transfer was Colt Defense, LLC’s 8.75% senior unsecured notes, due November 15, 2017, which were exchanged for 8.00% senior unsecured notes due July 12, 2021 at $105.08 for every $1,000 of old notes. Although the restructuring process completed after December 31, 2015, the plan for reorganization was already proposed prior to year end.

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

Changes in Level 3 assets measured at fair value for the six months ended June 30, 2016 are as follows (dollars in thousands):

	Fair Value at December 31, 2015	Reclassification	Purchases (Sales and Settlement)(1)	Amortization and Accretion of Fixed Income Premiums and Discounts	Realized and Unrealized Gains (Losses)	Fair Value at June 30, 2016	Change in Unrealized Gains and (Losses) for Investments held as of June 30, 2016
Senior Secured First Lien Debt	$2,525	$(525)	$6,500	$-	$-	$8,500	$-
Senior Secured Second Lien Debt	8	-	(8)	-	-	-	-
Senior Unsecured Debt	132	-	-	2	(2)	132	(2)
Senior Unsecured Convertible Debt	-	-	244	-	-	244	-
Equity Securities	3,126	525	-	-	3,962	7,613	3,962
Total	$5,791	$-	$6,736	$2	$3,960	$16,489	$3,960

(1)  Includes purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization, PIK interest, net proceeds from investments sold and principal payments received.

Realized and unrealized gains and losses are included in net realized gain (loss) from investments and net unrealized appreciation (depreciation) on investments in the statements of operations. The change in unrealized appreciation for Level 3 investments still held as of June 30, 2016 of $4.0 million is included in net unrealized appreciation (depreciation) on investments in the statements of operations for the six months ended June 30, 2016.

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

Realized and unrealized gains and losses are included in net realized gain (loss) from investments and net unrealized appreciation (depreciation) on investments in the statements of operations. The change in unrealized depreciation for Level 3 investments still held as of December 31, 2015 of $9.2 million is included in net unrealized appreciation (depreciation) on investments in the statements of operations for the year ended December 31, 2015.

The following table provides quantitative information regarding Level 3 fair value measurements as of June 30, 2016 (dollars in thousands):

					Range
	Fair Value	Valuation Technique	Unobservable Input	Mean	Minimum	Maximum
Senior Secured First Lien Debt	$8,500	Liquidation	Transaction Value	$8,500	$8,500	$8,500
Senior Unsecured Debt	132	Liquidation	Transaction Value	132	132	132
Senior Unsecured Convertible Debt	244	Liquidation	Transaction Value	244	244	244
Equity Securities	7,613	Liquidation	Transaction Value / Discounted Cash Flows	11,562	7,613	15,511
Total	$16,489

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2015 (dollars in thousands):

					Range
	Fair Value	Valuation Technique	Unobservable Input	Mean	Minimum	Maximum
Senior Secured First Lien Debt	$2,525	Liquidation	Transaction Value	$2,525	$2,525	$2,525
Senior Secured Second Lien Debt	8	Liquidation	Transaction Value	8	8	8
Senior Unsecured Debt	132	Liquidation	Transaction Value	132	132	132
Equity Securities	3,126	Liquidation	Transaction Value / Discounted Cash Flows	9,155	3,126	15,184
Total	$5,791

The primary significant unobservable inputs used in the fair value measurement of the Fund’s equity securities are the fair value estimates of the issuer’s equity securities received in exchange of the bonds held earlier (Affinion Group, Inc., Aspire Holdings, LLC and Education Management, LLC) and management’s estimates of fair value of equity investments in Ansgar Media, LLC, GeoCommerce, Inc., Nima, LLC and Nuverra Environmental Solutions, Inc. Significant increases or decreases in the fair value of the issuer’s equity securities would result in a significantly lower or higher fair value measurement. The five senior secured first lien notes (two Ansgar Media, LLC, two GeoCommerce, Inc. and a Nima, LLC) are being held at par since we expect full payment for senior secured first lien type bonds, as compared to senior secured second lien or unsecured bonds. The primary significant unobservable inputs used in the fair value measurement of the Fund’s senior secured second lien debt and senior unsecured debt were the fair value of the exchanged bonds offered by the issuer (Colt Defense, LLC and Aspect Software, Inc.).

 The composition of the Fund’s investments as of June 30, 2016, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Investments – Money Market	$1,736	$1,736	4.6%
Senior Secured First Lien Debt	14,637	13,958	37.3
Senior Secured Second Lien Debt	3,811	735	2.0
Senior Unsecured Debt	10,481	6,665	17.8
Senior Subordinated Debt	2,030	1,403	3.7
Senior Unsecured Convertible Debt	244	244	0.7
U.S. Government Securities	4,991	5,014	13.4
Equity Securities	2,888	7,666	20.5
Total	$40,818	$37,421	100.0%

The composition of the Fund’s investments as of December 31, 2015, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Investments – Money Market	$6,210	$6,210	18.9%
Senior Secured First Lien Debt	10,826	9,008	27.4
Senior Secured Second Lien Debt	4,491	1,789	5.4
Senior Unsecured Debt	12,330	6,273	19.0
Senior Subordinated Debt	2,878	1,496	4.5
U.S. Government Securities	4,947	4,946	15.0
Equity Securities	12,738	3,210	9.8
Total	$54,420	$32,932	100.0%

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

Due from related party consists of $77,000 of true up for management fees from writing down certain portfolio investments at the end of a quarter in prior quarters, allocating $67,000 in Blue Sky state filing fee to our Manager, instead of the Fund for offering costs, $28,000 in allocation of the Directors and Officers insurance policy costs to our Manager, and $85,000 in expenses related to legal and other operational costs allocated to Manager instead of the Fund.

Investment Advisory Agreement

The Fund has entered into an investment advisory agreement with the Manager to manage the Fund’s investment activities. Pursuant to the investment advisory agreement, the Manager implements the Fund’s business strategy on a day-to-day basis and performs certain services for us, subject to oversight by our Board of Directors, or a committee thereof. The Manager is responsible for, among other duties, determining investment criteria, sourcing, analyzing and executing investment transactions, asset sales, financings and performing asset management duties. The initial investment advisory agreement was signed on August 20, 2013 and was effective for two years. The agreement must be re-approved annually thereafter by a majority of the non-interested members of the Board of Directors. On August 17, 2015, the non-interested members of the Board of Directors re-approved the agreement between the Manager and the Fund under the agreement’s existing terms.

Under the investment advisory agreement, the Manager is entitled to a base management and incentive fee as outlined in the investment advisory agreement with the Fund. The base management fee is 2% of net assets below $100.0 million; 1.75% of net assets between $100.0 million and $250.0 million; and 1.5% of net assets over $250.0 million. For the three and six months ended June 30, 2016, the Fund incurred $0.2 million and $0.3 million of base management fees, respectively. For the three and six months ended June 30, 2015, the Fund incurred $0.2 million and $0.4 million of base management fees, respectively.

 The incentive fee has two parts. The first part, the subordinated incentive fee on income, is calculated and payable quarterly in arrears based upon the Fund’s “pre-incentive fee net investment income” for the immediately preceding quarter. The subordinated incentive fee on income is 20% of pre-incentive net investment income subject to a quarterly return to investors, expressed as a rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, of 2.0% (8.0% annualized). The second part of the incentive fee, the incentive fee on capital gains, is an incentive fee on capital gains earned on liquidated investments from the portfolio and is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement). This fee equals 20% of the Fund’s incentive fee capital gains, which will equal the Fund’s realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains and incentive fees. For the three and six months ended June 30, 2016 and 2015, the Fund did not incur any incentive fees related to net investment income or capital gains.

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

Under the investment advisory agreement, the Manager bears all offering and organizational expenses. Pursuant to the terms of the investment advisory agreement, the Fund has agreed to reimburse the Manager for any such organizational and offering expenses incurred by the Manager not to exceed 1.5% of the gross subscriptions raised by the Fund over the course of the offering period. From each sale of common stock, the Fund pays the Manager the lesser of 1.5% of the gross offering proceeds or the amount of unreimbursed offering and organizational expenses incurred by the Manager. The Fund expenses organizational and offering costs as they become payable to the Manager under the investment advisory agreement.

Administration Agreement

Our Manager serves as our administrator. Pursuant to an administration agreement, our Manager furnishes us with office facilities, equipment, clerical, bookkeeping and record keeping services at such facilities. Under the administration agreement, our Manager also performs, or oversees the performance of our required administrative services, which include, among other things, transfer agency and other service providers supervision and oversight, preparation and supervision of the financial records for which we are required to maintain for SEC reporting, stockholder reporting and other Fund needs, implementation and supervision of a robust compliance program and oversight and administration of the quarterly share repurchase program. In addition, our Manager assists us in activities which include, among other things, performance and supervision of investor relations, the Fund’s Board of Directors communication and reporting, determining and publishing our net asset value, overseeing the preparation and filing of our tax returns, the communication, printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and other events such as distributions, and the performance of administrative and professional services rendered to us by others. Under the administration agreement, we are obligated to reimburse our Manager for our allocable portion of our Manager’s overhead in performing its obligations under the administration agreement, including rent, the fees and expenses associated with overseeing and performing the compliance functions and our allocable portion of the compensation of our chief financial officer, chief compliance officer and any administrative support staff; however, to date, cost of the chief financial officer, fund administration accounting and the chief compliance officer are charged directly to the Fund. Under the administration agreement, our Manager will also provide on our behalf managerial assistance to those portfolio companies that request such assistance. The administration agreement also provides the reimbursement to the Fund by the Manager for the Manager’s share of the Directors and Officers insurance, which is paid by the Fund in full. The administration agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

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

On July 10, 2012, the Fund had raised sufficient proceeds to break escrow on its IPO and through June 30, 2016, the Fund has sold 6.6 million shares of common stock for gross proceeds of $64.9 million including the purchases made by the Manager.

During the six months ended June 30, 2016, the Fund did not sell any shares of common stock as its prospectus was not effective. Also, for the six months ended June 30, 2016, there were no treasury shares repurchased.

Note 6. Borrowings

Wells Fargo Credit Facility

On August 4, 2015, the Fund entered into an agreement with Wells Fargo Advisors, LLC for the purpose of obtaining a revolving line of credit. The amount the Fund can borrow is based upon the value of cash deposited in an account at Wells Fargo Advisors, LLC and the treasury notes that Wells Fargo purchases, which serve as collateral for the loan. On August 27, 2015, the Fund initially drew down $2.0 million. As of December 31, 2015, the outstanding balance was $4.5 million. As of June 30, 2016, the outstanding balance under this credit line was $5.1 million. The interest rate on the outstanding balance is currently 3.00%.

Morgan Stanley Credit Facility

On September 10, 2015, the Fund entered into an agreement with Morgan Stanley Private Bank, N.A. The amount the Fund can borrow is based upon the value of cash deposited in an account at Morgan Stanley Private Bank, N.A., which serves as a collateral for the loan. The maximum amount, which the Fund may borrow under the line of credit, is $1.8 million. As of June 30, 2016, there was no outstanding balance under this credit line and the account was closed.

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

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three and six months ended June 30, 2016 and 2015 (dollars in thousands, except share and per share amounts):

	For the Three Months Ended June 30, 2016	For the Three Months Ended June 30, 2015
Basic and diluted:
Net increase in net assets resulting from operations	$4,127	$342
Weighted average common shares outstanding	6,237,728	6,199,493
Net increase in net assets resulting from operations per share	$0.66	$0.06

	For the Six Months Ended June 30, 2016	For the Six Months Ended June 30, 2015
Basic and diluted:
Net increase in net assets resulting from operations	$4,706	$523
Weighted average common shares outstanding	6,217,239	5,965,660
Net increase in net assets resulting from operations per share	$0.76	$0.09

  The Fund had no potentially dilutive securities as of June 30, 2016 and June 30, 2015, resulting in the same number of shares for basic and diluted.

Note 8. Tender Offer Program

We do not currently intend to list our shares on any securities exchange and do not expect a public market for them to develop in the foreseeable future. Therefore, shareholders should not expect to be able to sell their shares promptly or at a desired price. Beginning with fourth calendar quarter of 2013, and on a quarterly basis through June 30, 2015, the Board of Directors approved a Tender Offer to repurchase shares of our common stock at a price equal to 90% of our offering price on the date of repurchase. In the third quarter of 2015, the Board of Directors decided to suspend the repurchase program, as the Fund was not raising any new capital. When a tender offer is approved by the Board of Directors, we intend to limit the number of shares to be repurchased during any calendar year to 20% of the weighted average number of shares outstanding in the prior calendar year, or 5.0% in each quarter, though the actual number of shares that we offer to repurchase may be less in light of the limitations noted above. We will offer to repurchase such shares on each date of repurchase at a price equal to 90% of our offering price. For the six months ended June 30, 2016, no tender offer was approved by the Board of Directors.

The following table reflects certain information regarding the tender offers that we have conducted to date:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percent of Shares Tendered that were Repurchased	Repurchase Price Per Share	Aggregate Consideration For Repurchased Shares (‘000s)*
December 13, 2013	December 12, 2013	548	100%	$9.135	$5
March 31, 2014	March 14, 2014	550	100%	$9.135	5
June 30, 2014	June 27, 2014	34,025	100%	$9.135	319
September 30, 2014	September 30, 2014	38,482	100%	$9.000	346
December 31, 2014	December 30, 2014	6,061	100%	$8.775	55
March 31, 2015	March 30, 2015	5,811	100%	$8.775	51
June 30, 2015	June 29, 2015	215,935	69%	$8.775	1,895
September 30, 2015	September 30, 2015**	—	—	—	—
December 31, 2015	December 31, 2015**	—	—	—	—
March 31, 2016	March 31, 2016**	—	—	—	—
June 30, 2016	June 30, 2016**	—	—	—	—
					$2,676

* The difference between an increase in treasury capital and aggregate consideration for repurchased shares is allocated to the capital/owners, equity account dealer fees.

**The Board of Directors did not declare a tender offer for the quarters ended September 30, 2015, December 31, 2015, March 31, 2016 and June 30, 2016.

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

Note 9.  Distributions

Subject to our Board of Directors’ discretion and applicable legal restrictions, we have historically authorized and declared ordinary cash distributions on a semi-monthly basis and paid such distributions on a semi-monthly basis. However, at the August 17, 2015 Board of Directors meeting, the Board determined that monthly distributions, at the same annual rate, would reduce costs and would be in the best interest of the shareholders. The distribution paid to shareholders on September 30, 2015, with a record date of August 30, 2015, represented the first monthly distribution. We may fund our cash distributions to shareholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, and dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies. We have not established limits on the amount of funds we may use from available sources to make distributions.

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

As of June 30, 2016, the Fund had not accrued any stockholder distributions that were unpaid. As of December 31, 2015, the Fund had accrued $0.3 million in stockholder distributions that were unpaid. All amounts with record dates in December 2015 and paid in January 2016 had been accrued in the December 31, 2015 financial statements.

The following table reflects the distributions per share paid or payable in cash or with the DRIP on the Fund’s common stock to date (dollars in thousands except per share amounts), as well as the source of the distributions:

Source of Distribution by Cash vs. DRIP:

		Net	Realized
		Investment	Gain From	Return of		Paid in
Period	Per Share	Income	Investments	Capital	Total	Cash	DRIP
July 12, 2012 - September 30, 2012	$0.183750	$32	$-	$18	$50	$34	$16
October 1, 2012 - December 31, 2012*	0.260750	118	-	82	200	123	77
January 1, 2013 - March 31, 2013*	0.262586	247	47	75	369	221	148
April 1, 2013 - June 30, 2013	0.186504	235	43	27	305	186	119
July 1, 2013 - September 30, 2013	0.186504	244	47	183	474	274	200
October 1, 2013 - December 31, 2013	0.186504	72	258	219	549	345	204
January 1, 2014 - March 31, 2014	0.186504	168	85	379	632	405	227
April 1, 2014 - June 30, 2014	0.186504	372	-	382	754	491	263
July 1, 2014 - September 30, 2014	0.184668	135	29	644	808	511	297
October 1, 2014 - December 31, 2014	0.181467	144	52	748	944	584	360
January 1, 2015 - March 31, 2015	0.179154	153	52	824	1,029	654	375
April 1, 2015 - June 30, 2015	0.179154	705	163	243	1,111	719	392
July 1, 2015 - September 30, 2015	0.209015	240	142	904	1,286	836	450
October 1, 2015 - December 31, 2015**	0.170315	—	68	996	1,064	685	379
January 1, 2016 – March 31, 2016 ***	0.169969	8	—	1,045	1,053	684	369
April 1, 2016 - June 30, 2016****	0.107188	—	—	669	669	452	217
TOTAL	$3.020536	$2,873	$986	$7,438	$11,297	$7,204	$4,093

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

**** For the period from April 1, 2016 to June 30, 2016, the Fund had a net investment loss of approximately $90 thousand and a realized loss from investments of approximately $12.6 million. These amounts are reflected on the source of distributions table below in the distributions from paid in capital amount.

The following table shows the percentage of our distributions, which have been funded from net investment income, realized capital gains and paid in capital since the inception of operations:

Percentage of Distributions by Source:

		Net	Realized	Return
		Investment	Gain From	of
Period	Per Share	Income	Investments	Capital
July 12, 2012 - September 30, 2012	$0.183750	64%	0%	36%
October 1, 2012 - December 31, 2012 *	0.260750	59%	0%	41%
January 1, 2013 - March 31, 2013*	0.262586	67%	13%	20%
April 1, 2013 - June 30, 2013	0.186504	77%	14%	9%
July 1, 2013 - September 30, 2013	0.186504	51%	10%	39%
October 1, 2013 - December 31, 2013	0.186504	4%	47%	49%
January 1, 2014 - March 31, 2014	0.186504	27%	13%	60%
April 1, 2014 - June 30, 2014	0.186504	49%	0%	51%
July 1, 2014 - September 30, 2014	0.184668	17%	3%	80%
October 1, 2014 - December 31, 2014	0.181467	15%	6%	79%
January 1, 2015 - March 31, 2015	0.179154	15%	5%	80%
April 1, 2015 - June 30, 2015	0.179154	63%	15%	22%
July 1, 2015 - September 30, 2015	0.209015	19%	11%	70%
October 1, 2015 - December 31, 2015	0.170315	—%	6%	94%
January 1, 2016 – March 31, 2016	0.169969	1%	—%	99%
April 1, 2016 - June 30, 2016	0.107188	—%	—%	100%

* Includes a special distribution of $0.077 per share.

The following table reflects the sources of the cash distributions on a tax basis that the Fund has paid on its common stock (dollars in thousands) during the six months ended June 30, 2016 and the fiscal years ended December 31, 2015, 2014 and 2013:

Source of Distributions:	Six months ended June 30, 2016		Year ended December 31, 2015		Year ended December 31, 2014		Year ended December 31, 2013
Distributions from net investment income	$8	0.5%	$830	18.5%	$819	26.1%	$798	47.0%
Distributions from realized gains	—	—	425	9.5	166	5.3	395	23.3
Distributions from paid In capital	1,714	99.5	3,235	72.0	2,153	68.6	504	29.7
Total	$1,722	100.0%	$4,490	100.0%	$3,138	100.0%	$1,697	100.0%

There were no distributions paid with borrowings, non-capital gain proceeds from sale of assets, distribution on account of preferred and common equity.

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

We are in a fund raising stage. As such, we incur offering expenses of 1.5% of the gross offering proceeds. The chart below shows the percentages of distributions from net investment income excluding offering costs: (dollars in thousands)

	Offering Expenses	Net Investment Income (Loss) excluding offering costs	% Distribution from Net Investment Income (Loss) excluding offering costs	% Distributions from Realized Gains excluding offering costs	% Distributions from Paid In Capital excluding offering costs
2016	$—	$(82)	1%	—%	99%
2015	$96	$926	21%	9%	70%
2014	$352	$1,171	37%	5%	58%
2013	$322	$1,120	66%	23%	11%
2012	$142	$292	100%	0%	0%

Note 10.  Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2016 and 2015:

	For the Six Months Ended June 30, 2016	For the Six Months Ended June 30, 2015

Per share data:
Net asset value, beginning of period	$4.61	$7.34

Results of operations (1)
Net investment income	(0.01)	0.14
Net realized gain (loss) on investments	(2.14)	0.04
Net unrealized gain (loss) on investments	2.91	(0.09)
Net increase in net assets resulting from operations	0.76	0.09

Stockholder distributions (2)
Distributions from net investment income	-	(0.14)
Distributions from realized gains	-	(0.04)
Distributions from capital	(0.28)	(0.18)

Net decrease in net assets resulting from stockholder distributions	(0.28)	(0.36)

Capital share transactions
Impact from issuance of common stock (3)	-	0.19
Impact from reinvestment of stockholder distributions (4)	0.05	-

Net increase in net assets resulting from capital share transactions	0.05	0.19

Net asset value, end of period	$5.14	$7.26

Shares outstanding at end of period	$6,263,323	$6,313,300
Total return (5)	15.14%	2.47%

Ratio/Supplemental data:
Net assets, end of period (in thousands)	$32,181	$45,850
Average net assets (in thousands)	$32,004	$42,140
Ratio of net investment income to average net assets (7)	(0.51)%	4.11%
Ratio of operating expenses to average net assets (7)	8.62%	7.02%
Portfolio turnover ratio (6)	57.54%	33.15%

(1)	The per share amounts were derived by using the weighted average shares outstanding during the period.
(2)	The per share data for distributions reflects the actual amount of distributions declared per share during the period.
(3)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Fund’s continuous offering.
(4)	The impact from reinvestment of stockholder distributions on a per share basis reflects the incremental net asset value changes as a result of the reinvestment of stockholder distributions.
(5)	Total return is calculated assuming a purchase of shares at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP.
(6)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or purchases over the average of the invested assets at fair value. Not annualized.
(7)	Ratios are annualized and calculated based on average net assets using current and prior 3 quarter’s net assets.

Note 11.  Subsequent Events

On May 23, 2016, the Board of Directors of the Fund approved resolutions to reorganize the Fund as a closed end fund that would operate as an “Interval Fund.” An Interval Fund is a closed end fund that has adopted a fundamental policy of making periodic repurchase offers of the fund’s shares pursuant to SEC Rule 23c-3. The reorganization is subject to shareholder approval. On July 18, 2016, the Fund filed a preliminary proxy statement with the SEC to submit the reorganization to a vote of shareholders, and will be filing an amended proxy statement. The amended proxy statement will be submitted for shareholder approval with the following resolutions relating to the reorganization:

•	Withdrawal of the Fund’s election to be treated as a BDC;
•	Reorganization of the Fund from a Maryland corporation to a Delaware Statutory Trust;
•	Approval of a fundamental policy under which the Fund will make annual repurchases offers of between 5% and 25% at the net asset value per share of the Fund;
•	Approval of fundamental restrictions of the Fund’s investments that are consistent with the Fund’s current investment strategy;
•	Approval of a new investment management agreement with the current Manager, which would result in the following changes to its management agreement: management fees would be calculated on gross assets instead of net assets; elimination of the current incentive fee on capital gains; all organization and offering expenses would be payable directly by the Fund, whereas they are now incurred by the Manager and reimbursed to the extent of 1.5% of gross offering proceeds.

On July 25, 2016 the Board of Directors of the Company declared one monthly distribution, and voted to keep the annual distribution rate at 7.35% of the $8.75 gross offering price. The distribution were to stockholders of record on July 25, 2016 and were paid on July 29, 2016.

On August 8, 2016, Logan’s Roadhouse, Inc. filed for bankruptcy in Delaware.  The portfolio company entered into a restructuring support agreement with revolving facility lenders and holders of over 83.9% of approximately $378.0 million in notes that will reduce debt by over $300.0 million.  As a part of the plan, the Company has identified 18 restaurants that it will close and expects to help employees with reassignments to other Logan’s restaurants.  The portfolio company will seek interim approval to borrow as much as $10.0 million of a total of $25.0 million in debtor-in-possession financing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying financial statements of VII Peaks Co-Optivist Income BDC II, Inc., and the notes thereto. As used herein, the terms “we,” ”us,” “our” and the “Fund” refer to VII Peaks Co-Optivist Income BDC II, Inc., a Maryland corporation and, as required by context to VII Peaks Capital, LLC (the “Manager”), which serves as our investment adviser and administrator. We are externally managed by our Manager.

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

Overview

We invest in discounted corporate debt, senior secured term loan and equity-linked debt securities of companies that have a perceived risk of near term liquidity issues but have solid business fundamentals and prospects, including historical revenue growth, positive cash flow, significant and sustainable market presence, and sufficient asset coverage. We take a principal position in discounted debt securities with the primary goal of restructuring the terms of the debt to allow the target company to increase its liquidity and strengthen its balance sheet. Our typical target company has a debt redemption event (typically either a put or maturity event) on average within 24 months of our investment and has experienced a significant decline in its equity value reflective of a highly leverage capital structure or general market conditions. We believe that proactively guiding such companies to restructure their debt will allow them to increase liquidity and free up resources to grow their businesses rather than focusing on managing their debt obligations. We also believe that our involvement can allow the target company more flexibility to explore strategic alternatives, since the terms of the existing debt structure often limits strategic options for the target company. In addition, we also provide direct loans with equity warrant coverage to portfolio companies to help facilitate corporate expansion.

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

Valuation of Portfolio Investments

We have adopted Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”), Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”), which defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value measurements.

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

Level 2:  Quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active, or other observable inputs other than quoted prices. US Bank is the Fund custodian. Through US Bank, the Fund uses FT Interactive, a third-party valuation firm, to price the notes. The prices are reviewed by the CEO.

Level 3: Unobservable inputs for the asset or liability.

The investment portfolio is recorded on a trade date basis. We determine the net asset value of our investment portfolio each quarter. Securities that are publicly-traded are valued at the reported closing price on the valuation date. Twenty-five of the forty investments were valued using the closing market price at period end June 30, 2016.

The following table presents investments that were not valued using the closing market price, as of June 30, 2016:

Portfolio Company	Asset Type	Investment Coupon Rate	Maturity Date
Affinion Group, Inc.	Equity – Common Stock	-	-
Ansgar Media, LLC - Class B Units	Equity – Preferred Stock	-	-
Ansgar Media, LLC	Senior Secured First Lien Debt	12.00%	September 8, 2017
Ansgar Media, LLC	Senior Secured First Lien Debt	12.00%	January 11, 2018
Aspire Holdings (1)	Equity – Common Stock	-	-
Aspect Software, Inc. (2)	Senior Unsecured Convertible Debt	3.00%	May 23, 2023
Colt Defense, LLC	Senior Unsecured Debt	8.00%	July 12, 2021
Education Management, LLC	Equity – Common Stock	-	-
Education Management, LLC	Warrant	-	-
GeoCommerce, Inc.	Senior Secured First Lien Debt	12.00%	April 27, 2018
GeoCommerce, Inc.	Senior Secured First Lien Debt	12.00%	May 15, 2018
GeoCommerce, Inc.	Warrant	-	-
Nima, LLC	Warrant	-	-
Nima, LLC	Senior Secured First Lien Debt	12.00%	May 20, 2018
Nuverra Environmental Solutions, Inc.	Warrant	-	-

(1)	Converted from exchange of 12.00% Endeavour International Corp, senior secured first lien debt.
(2)	The original 10.63% senior secured second lien notes due on May 15, 2017 defaulted. As part of Aspect’s bankruptcy and planned reorganization process, the Fund participated in a rights offering to purchase a new 3.0% PIK senior unsecured convertible note maturing on May 23, 2023 in an effort to facilitate recovery of its previous investment in the senior secured lien notes in Aspect.
26

Relativity Media, LLC, the entity in which the Fund made its original investment, was dissolved as part of the Relativity Media reorganization process during the quarter. The investment was removed from the Schedule of Investments and the loss was realized. The company has now emerged out of bankruptcy as a new operating company.

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

Revenue Recognition

Securities transactions are accounted for on the trade date. We generate investment income in the form of interest, dividend and fees earned on senior secured loans, senior secured notes, subordinated debt, senior unsecured debt, senior unsecured convertible debt and collateralized securities in our portfolio. The level of income we receive is directly related to the balance of collectible income producing investments multiplied by the coupon rate of our investments. Coupon interest income is adjusted for the amortization of premiums and accretion of discounts. We record interest income on an accrual basis to the extent that we expect to collect such amounts. The Fund stops accruing when the invested company defaults in payment and has passed the 30-day grace period, files for bankruptcy or goes through reorganization converting bonds to equity. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases.

 Dividend income is recognized on the ex-dividend date for common equity securities and on an accrual basis for preferred equity securities to the extent that such amounts are expected to be collected or realized. In determining the amount of dividend income to recognize, if any, from cash distributions on common equity securities, we will assess many factors including a portfolio company’s cumulative undistributed income and operating cash flow. Cash distributions from common equity securities received in excess of such undistributed amounts are recorded first as a reduction of our investment and then as a realized gain on investment. We stop accruing interest or dividends on our investments when it is determined that the interest or dividend is not collectible. We assess the collectability of the interest and dividends based on many factors including the portfolio company’s ability to service our loan based on current and projected cash flows as well as the current valuation of the portfolio company’s current total enterprise value. For investments with payment-in-kind (“PIK”) interest and cumulative dividends, we base income and dividend accruals on the valuation of the PIK notes or securities received from the borrower or the redemption value of the security. If the portfolio company valuation indicates a value of the PIK notes or securities or redemption value that is not sufficient to cover the contractual interest or dividend, we will not accrue interest or dividend income on the notes or securities and will record an allowance for any accrued interest or dividend receivable as a reduction of interest or dividend income in the period we determine it is not collectible.

For loans and debt securities with contractual PIK interest, which represents contractual interest accrued and added to the principal balance, we generally will not accrue PIK interest for accounting purposes if the portfolio company valuation indicates that such PIK interest is not collectible. We do not accrue as a receivable interest on loans and debt securities for accounting purposes if we have reason to doubt our ability to collect such interest. Original issue discounts, market discounts or premiums are accreted or amortized using the effective interest method as interest income. Dividend income, if any, is recognized on an accrual basis to the extent that we expect to collect such amount. We record prepayment premiums on loans and debt securities as interest income when we receive such amounts. In addition, we may generate revenue in the form of commitment, origination, structuring or diligence fees, monitoring fees, fees for providing managerial assistance and possibly consulting fees and performance-based fees. Any such fees generated in connection with investments will be recognized when earned.

Loans and debt securities, including those that are individually identified as being impaired under ASC Topic 310 — Receivables (“ASC Topic 310”), are generally placed on non-accrual status immediately if, in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the debt agreement, or when principal or interest is past due 90 days or more. Interest accrued but not collected at the date a loan or security is placed on non-accrual status is reversed against interest income. Interest income is recognized on non-accrual loans or debt securities only to the extent received in cash. However, where there is doubt regarding the ultimate collectability of principal, cash receipts, whether designated as principal or interest, are thereafter applied to reduce the carrying value of the loan or debt security. Loans or securities are restored to accrual status only when interest and principal payments are brought current and future payments are reasonably assured.

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

Organizational and Offering Costs

The Fund is a closed-end fund with a continuous offering period. Under the investment advisory agreement between the Fund and the Manager, our Manager fronts the initial cost of the organizational and offering expenses, but the Fund is obligated to reimburse the Manager for such costs to the extent of 1.5% of the gross offering proceeds in our continuous offering.  The Fund also agreed to reimburse the Manager for organization and offering expenses incurred by a prior manager in consideration for the Manager’s agreement to pay $1.3 million owed to the Fund by the prior manager under an expense reimbursement agreement, which amount the Manager has paid in full. The Fund expenses organizational and offering costs as they become payable under the investment advisory agreement.

U.S. Federal Income Taxes

 The Fund has elected to be treated for U.S. Federal income tax purposes as a RIC under subchapter M of the Internal Revenue Code of 1986, as amended, or (the “Code”), and to operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC, among other things, the Fund is required to annually distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code. So long as the Fund maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as distributions. Rather, any tax liability related to income earned by the Fund represents obligations of the Fund’s investors and will not be reflected in the financial statements of the Fund. The Fund will also be subject to nondeductible federal excise taxes if it does not distribute at least 98% of net ordinary income, 98.2% of capital gain net income, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes.

The Fund has evaluated the implications of ASC Topic 740, Accounting for Income Taxes (“ASC Topic 740”), for all open tax years and in all major tax jurisdictions, and determined that there is no material impact on the financial statements. The Fund continues to remain subject to examination by U.S. federal and state authorities for the years 2011 through 2015.

Portfolio and Investment Activity

During the six months ended June 30, 2016, we made $23.3 million of investments in new and existing portfolio companies and had $19.1 million in aggregate amount of exits, maturities and repayments, resulting in net investments of $4.2 million for the period. During the six months ended June 30, 2015, we made $14.9 million of investments in new and existing portfolio companies and had $12.3 million in aggregate amount of exits and repayments, resulting in net investments of $2.6 million for the period.

As of June 30, 2016, we have invested an aggregate of approximately $40.8 million in 40 investment positions in 30 portfolio companies. On June 30, 2016, the fair value of our investment positions was $37.9 million (including money market investments and the accrued interest of $0.5 million). As of such date, our estimated gross annual portfolio yield was 8.6% and gross annual portfolio yield to maturity was 8.7% (excluding equity investments and non-accrual investments) based on the purchase price of our investments. The average duration of our debt portfolio was approximately 2.00 years. During the six months ended June 30, 2016, five T-bills matured, we exited three portfolio companies in full and three companies in partial, for aggregate sales proceeds of $19.1 million. As of June 30, 2016, we had one portfolio investment in default of payment of its par value at maturity date, 10.75% Caesar’s Entertainment Corp., with a fair value of $0.3 million, which represented a negligible amount of our total portfolio.

The following table presents three debt investments that had not paid coupon interest as due beyond the thirty-day grace period, as of June 30, 2016. Interest on these investments was accrued through the date that the last coupon payment was received:

Portfolio Company	Asset Type	Investment Coupon Rate	Maturity Date
Logan's Roadhouse, Inc. (1)	Senior Secured Second Lien Debt	10.75%	October 15, 2017
Saratoga Resources, Inc.	Senior Secured Second Lien Debt	12.50%	July 1, 2016
UCI International, Inc.	Senior Unsecured Debt	8.63%	February 15, 2019

(1)	On August 8, 2016, filed for bankruptcy in Delaware. The company is in the initial stages of its restructuring process.

The following table presents nine equity investments which are non-income producing, as of June 30, 2016:

Portfolio Company	Asset Type
Affinion Group, Inc.	Equity – Common Stock
Ansgar Media, LLC - Class B Units	Equity – Preferred Stock
Aspire Holdings (1)	Equity – Common Stock
Education Management, LLC	Equity – Common Stock
Education Management, LLC	Warrant
GeoCommerce, Inc.	Warrant
NII Holdings, Inc.	Equity – Common Stock
Nima, LLC	Warrant
Nuverra Environmental Solutions, Inc.	Warrant

(1)	Converted from exchange of 12.00% Endeavour International Corp First Lien Bonds.

The following table presents four investments that were completely written off during the three months ended June 30, 2016:

Portfolio Company	Investment Type	Investment Coupon Rate	Maturity Date
Aspect Software, Inc.	Senior Secured Second Lien Debt	10.63%	May 15, 2017
Suntech Power Holdings Company, Ltd.	Senior Unsecured Debt	3.00%	May 15, 2013
QuickSilver Resources, Inc.	Senior Subordinated Debt	7.13%	April 1, 2016
Relativity Media, LLC - Class E Units	Equity – Preferred Stock	-	-

The following table shows the weighted average yield of our portfolio composition based on fair value at June 30, 2016:

	At June 30, 2016
	Percentage of Total Portfolio	Weighted Average Current Coupon Yield
Investments – Money Market	4.6%	—%
Senior Secured First Lien Debt	37.3	10.7
Senior Secured Second Lien Debt	2.0	11.3
Senior Unsecured Debt	17.8	10.4
Senior Subordinated Debt	3.7	9.6
Senior Unsecured Convertible Debt	0.7	3.0
U.S. Government Securities	13.4	0.4
Equity Securities	20.5	n/a
Total	100.0%	8.6	%*

 * 8.6% yield is on non-defaulted, non-equity positions and excludes money market investments.

As of June 30, 2016, our non-defaulted, non-equity portfolio had a yield to maturity of 8.7%, and an average duration of 2.00 years.

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

As of December 31, 2015, our non-defaulted, non-equity portfolio had a yield to maturity of 7.6%, and an average duration of 1.80 years.

The following table shows the portfolio composition by industry grouping at fair value at June 30, 2016 (dollars in thousands):

	At June 30, 2016
	Investments at Fair Value	Percentage of Total Portfolio
Media: Broadcasting & Subscription	$6,809	18.2%
U.S. Government Securities	5,014	13.4
Technology	4,605	12.3
Consumer Electronics	4,000	10.7
Retail	2,626	7.0
Media: Advertising, Printing & Publishing	2,182	5.8
Aerospace and Defense	1,839	4.9
Investments – Money Market	1,736	4.6
Automobile	1,619	4.3
Energy: Oil & Gas	1,605	4.3
Services: Consumer	1,405	3.8
Metals & Mining	1,402	3.8
Healthcare & Pharmaceuticals	1,013	2.7
Telecommunications	703	1.9
Environmental Industries	481	1.3
Hotel, Gaming & Leisure	297	0.8
Beverage, Food & Tobacco	85	0.2
Total	$37,421	100.0%

The following table shows the portfolio composition by industry grouping at fair value at December 31, 2015 (dollars in thousands):

	At December 31, 2015
	Investments at Fair Value	Percentage of Total Portfolio
Investments – Money Market	$6,210	18.9%
U.S. Government Securities	4,946	15.0
Media: Broadcasting & Subscription	4,641	14.1
Metals & Mining	2,137	6.5
Media: Advertising, Printing & Publishing	2,116	6.4
Retail	1,969	6.0
Aerospace and Defense	1,734	5.3
Telecommunications	1,640	5.0
Energy: Oil & Gas	1,593	4.8
Automobile	1,578	4.8
Services: Consumer	1,476	4.5
Healthcare & Pharmaceuticals	1,139	3.4
Hotel, Gaming & Leisure	765	2.3
Beverage, Food & Tobacco	531	1.6
Environmental Industries	457	1.4
Total	$32,932	100.0%

Our fair value of total investments was $37.4 million as of June 30, 2016 as compared to $32.9 million as of December 31, 2015. The increase in the fair value of our investments was attributable to two factors: a) The surprise outcome of the Brexit vote, in addition to Dovish Central Bank actions across the globe, led to broad bond strength over the quarter with high-yield returning 5.5%; b) investments in the senior secured first lien notes of GeoCommerce, Inc. and Nima, LLC that granted us cashless warrants.

Discussion and Analysis of Results of Operations

Results of Operations

The results of operations are based on revenue less expenses, adjusted for the impact of the realized gain/loss and change in unrealized gain/loss on our investment portfolio. To the extent that it is expected to be received, revenue is recognized on an accrual basis. Income is earned as coupon interest adjusted for the amortization of premiums and accretion of discounts on the high-yield corporate debt investments. Expenses include professional services, management fees, administrative services, organizational and offering costs and other general and administrative. Realized gains/losses are from investments sold, written off, or called at an advantageous price. The unrealized gain/loss is the change in the market price on investments in the portfolio at period end, subject to significant fluctuation.

Operating results for the three and six months ended June 30, 2016 and 2015 were as follows (dollars in thousands):

	For the Three Months Ended June 30, 2016	For the Three Months Ended June 30, 2015
Total investment income	$654	$1,412
Total operating expenses	744	707
Net investment income (loss)	(90)	705
Net realized gain (loss) from investments	(12,603)	163
Net unrealized appreciation (depreciation) on investments	16,820	(526)

Net increase in net assets resulting from operations	$4,127	$342

	For the Six Months Ended June 30, 2016	For the Six Months Ended June 30, 2015
Total investment income	$1,291	$2,326
Total operating expenses	1,373	1,468
Net investment income (loss)	(82)	858
Net realized gain (loss) from investments	(13,303)	215
Net unrealized appreciation (depreciation) on investments	18,091	(550)

Net increase in net assets resulting from operations	$4,706	$523

Revenues

We generated investment income of $0.7 million and $1.3 million for the three and six months ended June 30, 2016, respectively, as compared to $1.4 million and $2.3 million for the three and six months ended June 30, 2015, respectively. Interest revenue was $0.6 million and $1.3 million for the three and six months ended June 30, 2016, respectively, as compared to $0.9 million and $1.8 million for the three and six months ended June 30, 2015, respectively. The decrease in interest revenue in 2016 as compared to 2015 was attributable to an increase in debt investments placed on non-accrual status, restructuring of certain debt investments into equity investments as well as a reallocation of portfolio investments from debt investments to equity investments in 2015. Fee income was $0.01 million and $0.03 million for the three and six months ended June 30, 2016, respectively, as compared to $0.5 million for the three and six months ended June 30, 2015, respectively. The decrease in fee income in 2016 as compared to 2015 was attributable to a 5% origination fee that was earned and immediately accrued on our investment in Relativity Media, LLC in 2015. The fee income earned on investments in 2016 was lower and is being amortized over the term of the loan instead of realized upon receipt.

Interest from debt investments is in the form of interest and fees earned on senior secured loans, senior secured notes, subordinated debt, senior unsecured debt, senior unsecured convertible debt and collateralized securities in our debt portfolio. Our debt portfolio constituted approximately 74.9% of investment portfolio at June 30, 2016 (excluding money market investments). The level of interest income we receive is directly related to the balance of collectible income producing investments multiplied by the weighted average yield of our investments, offset by debt investments held in non-accrual status. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases. The average balance of the debt portfolio during the six months ended June 30, 2016 was lower than the six months ended June 30, 2015, which was attributable to an increase in debt investments held on non-accrual status, the restructuring of certain debt instruments into equity instruments as well as a reallocation of portfolio investments from debt investments to equity investments in 2015, which resulted in the decrease in interest income in 2016 as compared to 2015. At June 30, 2016, the weighted average coupon yield of our debt investments was 8.6%, as compared to 9.5% as of June 30, 2015. For the six months ended June 30, 2016, the average net assets were $32.0 million, as compared to $42.1 million for the six months ended June 30, 2015.

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

Expenses

The composition of our operating expenses for the three and six months ended June 30, 2016 and 2015 was as follows (dollars in thousands):

	For the Three Months Ended June 30, 2016	For the Three Months Ended June 30, 2015

Professional fees	$294	$134
Director fees	11	12
Insurance	29	24
Interest expense	52	-
Management fees – related parties	161	229
Administrative services – related parties	54	54
General and administrative (CFO salary and related party travel expenses, respectively)	105	167
Transfer Agent Fees	38	47
Offering expense	-	40
Total operating expenses	$744	$707

	For the Six Months Ended June 30, 2016	For the Six Months Ended June 30, 2015

Professional fees	$472	$230
Director fees	19	30
Insurance	56	48
Interest expense	127	-
Management fees – related parties	303	444
Administrative services – related parties	108	108
General and administrative (CFO salary and related party travel expenses, respectively)	222	419
Transfer Agent Fees	66	93
Offering expense	-	96
Total operating expenses	$1,373	$1,468

For the three months ended June 30, 2016 and 2015, our operating expenses were $0.7 million and $0.7 million, respectively. Included within general and administrative expenses for the three months ended June 30, 2016 and 2015 were $0.03 million and $0.03 million, respectively, for the cost of our chief financial officer’s salary reimbursed to the Manager. Also included within general and administrative expenses for the three months ended June 30, 2016 and 2015 were $0.01 million and $0.03 million, respectively, for related party travel expenses reimbursed to the Manager. For the six months ended June 30, 2016 and 2015, our operating expenses were $1.4 million and $1.5 million, respectively. Included within general and administrative expenses for the six months ended June 30, 2016 and 2015 were $0.06 million and $0.06 million, respectively, for the cost of our chief financial officer’s salary reimbursed to the Manager. Also included within general and administrative expenses for the six months ended June 30, 2016 and 2015 were $0.02 million and $0.06 million, respectively, for related party travel expenses reimbursed to the Manager. The slight decrease in expenses for the six months ended June 30, 2016 as compared to June 30, 2015 was primarily due to the fact that the Fund has not raised new capital since April 30, 2015 as our registration statement has not been declared effective by the Securities and Exchange Commission, or (“SEC”). With no additional capital coming into the Fund, no offering expenses were incurred, and general and administrative expenses were less as there was less travel and conference fees.

Management fees for the three and six months ended June 30, 2016 and 2015 remain at 2% of the net asset value. The offering costs are consistent at 1.5% of the gross closing proceeds for the three and six months ended June 30, 2016 and 2015. However, since the Fund has not been open to new investments, there has not been any offering costs expense since June 30, 2015.

Net Investment Income (Loss)

Our net investment income (loss) totaled $(0.1) million and $0.7 million for the three months ended June 30, 2016 and 2015, respectively. Our net investment income (loss) totaled $(0.1) million and $0.9 million for the six months ended June 30, 2016 and 2015, respectively. Our net investment income (loss) was attributable to investment income less operating expenses for the period. For the three months ended June 30, 2016 and 2015, total investment income was $0.7 million and $1.4 million, respectively. For the same periods, the total investment income included $0.01 million and $0.5 million of non-recurring fees, respectively. For the six months ended June 30, 2016 and 2015, total investment income was $1.3 million and $2.3 million, respectively. For the same periods, the total investment income included $0.03 million and $0.5 million of non-recurring fees.

The decrease in net investment income for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 was primarily due to the decrease in interest revenue attributable to an increase in debt investments placed on non-accrual status, restructuring of certain debt investments into equity investments as well as a reallocation of portfolio investments from debt investments to equity investments in 2015, partially offset by a decrease in total expenses. For the three months ended June 30, 2016 and 2015, total operating expenses were $0.7 million and $0.7 million, respectively. For the six months ended June 30, 2016 and 2015, total operating expenses were $1.4 million and $1.5 million, respectively.

Net Realized Gains or Losses from Investments

For the three and six months ended June 30, 2016, we had $14.7 million and $19.1 million of sales, maturities, write-offs and principal repayments, resulting in $12.6 million and $13.3 million of realized loss, respectively. For the three and six months ended June 30, 2015, we had $10.2 million and $12.3 million of principal repayments, resulting in $0.2 million and $0.2 million of realized gain, respectively.

Net Change in Unrealized Appreciation or Depreciation on Investments

For the three and six months ended June 30, 2016, we experienced $16.8 million and $18.1 million of unrealized appreciation, respectively. For the three and six months ended June 30, 2015, we experienced $0.5 million and $0.6 million of unrealized depreciation, respectively. The increase in unrealized appreciation during the first half of 2016 was due to three main factors. First, despite the negative trends and volatility early in the year, the high-yield index has swiftly recovered and is now up 9.32% year–to-date. Much of this was due to the improving global market for commodities, particularly the price of oil, as well as in the metals and mining sector. High-yield bonds in both of these areas outperformed the overall market. In terms of the quality spectrum, CCC-rated bonds led the high-yield market, which underscores the healthy appetite for risk among investors in recent months. In addition, a continued search for yield and accommodative Central Banks’ monetary policies were supportive of high-yield market returns. Second, the Fund invested in senior secured first lien notes of two companies – GeoCommerce, Inc. and Nima, LLC, which provided the Fund with cashless warrants amounting to just over $4.1 million of unrealized appreciation. Third, an unrealized depreciation of $10.4 million from our investment in Relativity Media, LLC was reclassified as a realized loss. Although, there has been an increase in unrealized appreciation in fiscal 2016, our net asset value per share declined significantly since June 2015, mainly due to two factors. First, we incurred a $10.4 million loss on our investment in Relativity Media, LLC Series E preferred stock. Our loss on our investment in Relativity Media, LLC has been offset to some extent by unrealized appreciation in another one of our portfolio investments, Ansgar Media, LLC. We initially acquired a 25% equity interest in Ansgar Media, LLC in connection with senior secured debt investments. Ansgar Media, LLC has since raised initial equity financing at a pre-money equity valuation of $40.0 million. While Ansgar is ahead of its business plan operationally, we have used an enterprise valuation of $12.0 million, which has resulted in a net equity ownership value of $2.1 million based upon a current 24.4% equity ownership interest in Ansgar and after applying a liquidity discount. Below is a table that shows our pro forma NAV per share assuming that our investment in Ansgar Media, LLC is valued at full value:

Adjusted Pro Forma NAV per share (non GAAP)
Current NAV per share	$5.14
Ansgar Equity Ownership post Equity raise (in millions)	$10.00
Adjusted NAV per share	$6.40

Although, there has been an increase in unrealized appreciation on fiscal 2016, our net asset value per share declined significantly since June 2015, mainly due to two factors. First we incurred a $10.4 million loss on our investment in Relativity Media, LLC Series E preferred stock. Second, we encountered greater than average declines in certain positions that were caused by conditions unique to the company or industry. In particular, we had a number of positions that either initiated a restructuring of their indebtedness (either in Chapter 11 bankruptcy or prepackaged bankruptcy) or announced that they were considering a restructuring. Such announcements generally reduce liquidity in the secondary market creating greater mispricing in underlying bonds. Until the bankruptcy or other restructuring process is complete, it becomes difficult to ascertain whether some of these positions will result in a loss of principal or full recovery of principal given their position in the capital structure of the issuer and the underlying asset values. Generally, we expect much higher recoveries or full payment for senior secured first lien type bonds, as compared to senior secured second lien or unsecured bonds for defaulted bonds.

Changes in Net Assets from Operations

For the three and six months ended June 30, 2016, we recorded a net increase in net assets resulting from operations of $4.1 million and $4.7 million, respectively. For the three and six months ended June 30, 2016, this increase is mainly due to net unrealized appreciation of $16.8 million and $18.1 million, respectively, partially offset by net investment loss of $0.1 million and $0.1 million, respectively, and net realized loss from investments of $12.6 million and $13.3 million, respectively, on our portfolio investments. This increase is largely due to a strong rally in high yield markets because of increases in the market price of oil, which has positively impacted our investments in the energy sector and the completion of restructuring plans by a few of our bond investment companies. Overall, the portfolio experienced a market value increase, with an increase in net unrealized appreciation on investments of $18.1 million for the six months ended June 30, 2016. Based on 6,237,728 and 6,217,239 weighted average common shares outstanding for the three and six months ended June 30, 2016 our per share net increase in net assets resulting from operations was $0.66 and $0.76, respectively.

 For the three and six months ended June 30, 2015, we recorded a net increase in net assets resulting from operations of $0.3 million and $0.5 million, respectively. For the three and six months ended June 30, 2015, this increase is mainly due to net investment income of $0.7 million and $0.9 million, respectively, and net realized gain from investment of $0.2 million and $0.2 million, respectively, earned on our portfolio investments, partially offset by net unrealized depreciation of $0.5 million and $0.6 million, respectively. Based on 6,199,493 and 5,965,660 weighted average common shares outstanding for the three and six months ended June 30, 2015 our per share net increase in net assets resulting from operations was $0.06 and $0.09, respectively.

Liquidity and Capital Resources

On August 4, 2015, we entered into an agreement with Wells Fargo Advisors, LLC for the purpose of obtaining a revolving line of credit. The amount we can borrow is based upon the value of cash deposited in an account at Wells Fargo Advisors, LLC and the treasury notes that Wells Fargo purchases, which serve as collateral for the loan. On August 27, 2015, we initially drew down $2.0 million. As of December 31, 2015, the outstanding balance was $4.5 million. As of June 30, 2016, the outstanding balance under this credit line was $5.1 million. The interest rate on the outstanding balance is currently 3.00%.

On September 10, 2015, we entered into an agreement with Morgan Stanley Private Bank, N.A. The amount we can borrow is based upon the value of cash deposited in an account at Morgan Stanley Private Bank, N.A., which serves as a collateral for the loan. The maximum amount, which we may borrow under the line of credit, is $1.8 million. As of June 30, 2016, there was no outstanding balance under this credit line and the account was closed.

We generate cash primarily from the net proceeds of our ongoing continuous public offering and from cash flows from fees, interest and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. On July 10, 2012, we satisfied our minimum offering requirement of raising gross offering proceeds in excess of $1.0 million from persons who are not affiliated with us or our Manager, and commenced operations. As of June 30, 2016, we had issued 6.6 million shares of common stock, including 0.4 million shares under our distribution reinvestment plan (“DRIP”) less 0.3 million shares redeemed under our tender offer. As of June 30, 2016, we had received gross proceeds from our continuous offering of total $64.9 million, including $4.1 million under our DRIP less $2.9 million paid to redeem shares in our quarterly tenders.

We currently sell our shares on a continuous basis. On May 23, 2016, the Board of Directors of the Fund and the Pricing Committee of the Board made a final decision to approve a price reduction from $9.25 to $8.75 per share. On November 24, 2015, the Board of Directors of the Fund and the Pricing Committee of the Board had approved a price reduction from $9.75 to $9.25 per share effective for the Funds next closing date and next declared distribution date. To the extent that our net asset value per share increases, we will sell at a price necessary to ensure that our shares are not sold at a price, after deduction of selling commissions and dealer manager fees that is below our net asset value per share. However, since April 30, 2015, we have not been able to sell any shares in our continuous offering because our registration statement has been under review by the SEC.

Prior to investing in portfolio securities, we invest the net proceeds from our continuous offering primarily in money market funds that invest in U.S. government securities and high-quality debt instruments maturing in one year or less from the time of investment. As of June 30, 2016 and December 31, 2015, we had $1.7 million and $6.2 million, respectively, invested in money market investments pending investment in debt instruments.

For the six months ended June 30, 2016, we experienced a net decrease in money market investments of $4.5 million. For the six months ended June 30, 2016, approximately $0.8 million was used for our financing activities, which primarily consisted of $6.9 million repayments of the priority credit line and $1.4 million in distributions, partially offset by $7.5 million received through the priority credit line. We generated approximately $0.8 million of cash provided by our operating activities mainly as the result of the purchase of new portfolio debt investments of $23.3 million, partially offset by the receipt of proceeds from the sale of, repayment of and principal payments on portfolio debt investments of $19.1 million.

Distributions

Subject to our Board of Directors’ discretion and applicable legal restrictions, we have historically authorized and declared ordinary cash distributions on a semi-monthly basis and paid such distributions on a semi-monthly basis. However, at the August 17, 2015 Board of Directors meeting, the Board determined that monthly distributions, at the same annual rate, would reduce costs and would be in the best interest of the shareholders. The distribution paid to shareholders on September 30, 2015, with a record date of August 30, 2015, represented the first monthly distribution. Any distributions to our shareholders will be declared out of assets legally available for distribution. We may fund our cash distributions to shareholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, and dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies. We have not established limits on the amount of funds we may use from available sources to make distributions.

When we commenced operations, we initiated a policy of declaring semi-monthly distributions at an annual distribution rate of 7.35% per annum of our offering price. We have authorized, declared and paid distributions to our shareholders at that rate on a semi-monthly basis beginning in July 2012, then changed to a monthly distribution beginning in August 2015. Based upon our current level of operations, we estimate that about 100.0% of our distributions will constitute a return of capital. Our distributions historically have not been based on our investment performance. Prior to September 2013, our distributions were supported by our Manager in the form of operating expense support payments to us, and a portion of our distributions constituted a return of capital. Since September 2013, we have not had an expense support agreement with our Manager and as a result a greater portion of our distributions have constituted a return of capital. A return of capital generally is a return of your investment rather than a return of earnings or gains derived from our investment activities constitutes the return of capital previously paid to us for shares of our common stock.

The following table shows the percentage of our distributions which have been funded from net investment income, realized capital gains and paid in capital since the inception of operations:

		Net	Realized	Return
		Investment	Gain From	of
Period	Per Share	Income	Investments	Capital
July 12, 2012 - September 30, 2012	$0.183750	64%	0%	36%
October 1, 2012 - December 31, 2012*	0.260750	59%	0%	41%
January 1, 2013 - March 31, 2013*	0.262586	67%	13%	20%
April 1, 2013 - June 30, 2013	0.186504	77%	14%	9%
July 1, 2013 - September 30, 2013	0.186504	51%	10%	39%
October 1, 2013 - December 31, 2013	0.186504	4%	47%	49%
January 1, 2014 - March 31, 2014	0.186504	27%	13%	60%
April 1, 2014 - June 30, 2014	0.186504	49%	0%	51%
July 1, 2014 - September 30, 2014	0.184668	17%	3%	80%
October 1, 2014 - December 31, 2014	0.181467	15%	6%	79%
January 1, 2015 - March 31, 2015	0.179154	15%	5%	80%
April 1, 2015 - June 30, 2015	0.179154	63%	15%	22%
July 1, 2015 - September 30, 2015	0.209015	19%	11%	70%
October 1, 2015 - December 31, 2015 **	0.170315	—%	6%	94%
January 1, 2016 – March 31, 2016 ***	0.169969	1%	—%	99%
April 1, 2016 – June 30, 2016****	0.107188	—%	—%	100%

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

**** For the period from April 1, 2016 to June 30, 2016, the Fund had a net investment loss of approximately $90 thousand and a realized loss from investments of approximately $12.6 million. These amounts are reflected on the source of distributions table below in the distributions from paid in capital amount.

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

The following table reflects the sources of the cash distributions on a tax basis that the Fund has paid on its common stock (dollars in thousands) during the six months ended June 30, 2016 and fiscal years ended December 31, 2015, 2014 and 2013:

Source of Distributions:	Six months ended June 30, 2016		Year ended December 31, 2015		Year ended December 31, 2014		Year ended December 31, 2013
Distributions from net investment income	$8	0.5%	$830	18.5%	$819	26.1%	$798	47.0%
Distributions from realized gains	—	—	425	9.5	166	5.3	395	23.3
Distributions from paid In capital	1,714	99.5	3,235	72.0	2,153	68.6	504	29.7
Total	$1,722	100.0%	$4,490	100.0%	$3,138	100.0%	$1,697	100.0%

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

We are in a fund raising stage. As such, we incur offering expenses of 1.5% of the gross offering proceeds. The chart below shows the percentages of distributions from Net Investment Income excluding offering costs:

	Offering Expenses	Net Investment Income (Loss) excluding offering costs	% Distribution from Net Investment Income (Loss) excluding offering costs	% Distributions from Realized Gains excluding offering costs	% Distributions from Paid In Capital excluding offering costs
2016	$—	$(82)	1%	—%	99%
2015	$96	$926	21%	9%	70%
2014	$352	$1,171	37%	5%	58%
2013	$322	$1,120	66%	23%	11%
2012	$142	$292	100%	0%	0%

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

Due from related party consists of $77,000 of true up for management fees from writing down certain portfolio investments at the end of a quarter in prior quarters, allocating $67,000 in Blue Sky state filing fee to our Manager, instead of the Fund for offering costs, $28,000 in allocation of the Directors and Officers insurance policy costs to our Manager, and $85,000 in expenses related to legal and other operational costs allocated to Manager instead of the Fund.

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

Assuming that our current financial condition were to remain constant and no actions were taken to alter our existing interest rate sensitivity, a 100 basis point move in interest rates up or down from the June 30, 2016 levels would result in a decrease or an increase in net asset value of $0.6 million or 2.0%.

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

Change in Internal Control over Financial Reporting

No change in internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the six months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Part II

OTHER INFORMATION

Item 1. Legal Proceedings

On July 30, 2015, Relativity Media, LLC (“Relativity”) filed a voluntary Chapter 11 case in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The Fund owns 855,079 shares of Series E Preferred Stock of Relativity. On October 19, 2015, Relativity filed an adversary proceeding against VII Peaks Capital, LLC (“VII Peaks”) in the Bankruptcy Court, styled Relativity Fashion, LLC, et al. v. VII Peaks Capital, LLC, Adversary No. 15-1361 (the “Adversary Proceeding”), alleging that our investment manager, VII Peaks breached a commitment to provide $30 million of financing as part of a proposed reorganization of Relativity. The Fund was not named as a defendant in the Adversary Proceeding. On October 20, 2015, Relativity sought and obtained from the Bankruptcy Court an ex parte temporary restraining order (the “TRO”) that barred VII Peaks and “its agents, servants, officers, employees and attorneys, and all persons in active concert or participation with them from transferring, assigning, encumbering, or taking any other action with respect to any and all funds” in the US Bank and Wells Fargo accounts which belong to the Fund. Neither the Fund nor VII Peaks were provided with prior notice of the hearing on the TRO or was present at the hearing. The two accounts affected by the TRO contained substantially all of the Fund’s assets. The TRO was dissolved pursuant to a Stipulation and Agreed Order entered by the Bankruptcy Court on October 28, 2015 (the “Stipulation”), pursuant to which the parties agreed to engage in negotiations to resolve their dispute. As part of the Stipulation, VII Peaks agreed to cause its clients to deposit $3.0 million in escrow with its counsel while negotiations are pending, of which $2.5 million was provided by the Fund. The negotiations did not result in a settlement, and the funds in escrow were returned to VII Peaks as of December 15, 2015.

Relativity then filed a reorganization plan which provided that the Series E preferred stock would receive no consideration under the plan. The Fund filed an objection to the plan. On February 2, 2016, at the hearing on confirmation Relativity’s plan, VII Peaks and Relativity reached a memorandum of understanding regarding a settlement of Relativity’s claims against the VII Peaks and the Fund, as well as the Fund’s objection to the plan. Under the settlement, VII Peaks or the funds it manages, including the Fund, would receive warrants in the reorganized debtor and certain film distribution rights. VII Peaks or funds it manages would make a new $5.0 million loan to the reorganized debtor. On March 18, 2016, the Bankruptcy Court approved Relativity’s plan of reorganization, and Relativity emerged from bankruptcy in May 2016.

The proposed settlement with Relativity received opposition from certain of Relativity's creditors, and as a result Relativity decided not to submit the settlement for bankruptcy court approval at this time.  If the settlement is not approved by the bankruptcy court, Relativity’s claims against VII Peaks will be assigned to a litigation trust created under Relativity’s plan to hold and prosecute a variety of claims held by Relativity’s bankruptcy estate. VII Peaks continues to defend the lawsuit as if it will not be settled. On March 1, 2016, VII Peaks filed a motion for summary judgment to dismiss Relativity’s adversarial complaint. In June 2016, Relativity filed a response to VII Peaks’ motion, and in July 2016 VII Peaks filed a reply to Relativity’s response. The matter is currently under advisement by the court.  We do not believe that the Fund has any exposure in the lawsuit since no claims have been asserted against the Fund and it has not been named in the case.

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

VII Peaks Co-Optivist Income BDC II, Inc.

Date: August 17, 2016	By	/s/ Gurpreet S. Chandhoke
Gurpreet S. Chandhoke
Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)

VII Peaks Co-Optivist Income BDC II, Inc.

Date: August 17, 2016	By	/s/ Michelle E. MacDonald
Michelle E. MacDonald Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

