Form 10-Q
period 2016-09-30
VII Peaks Co-Optivist Income BDC II, Inc.
filed 2016-11-14
CIK 1527385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding as of November 14, 2016 was 6,313,024.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2016

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share data)

	As of
	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS

Investments, at fair value
Non-controlled/non-affiliate investments (cost of $31,224 and $46,210, respectively)	$26,151	$22,620
Affiliate investments (cost of $4,000 and $2,000, respectively)	7,518	4,102
Investments, money market at fair value (cost of $1,928 and $6,210, respectively)	1,928	6,210
Total investments, at fair value	35,597	32,932
Interest receivable	665	529
Prepaid expenses	61	12
Origination fee receivable	60	63
Due from related party, net	260	153
Total assets	$36,643	$33,689

LIABILITIES
Priority credit line -Wells Fargo	$2,465	$4,531
Interest payable	1	1
Deferred loan fee	164	50
Prepaid interest from investments (includes prepaid interest of $261 from Nima, LLC, $174 from GeoCommerce, Inc. and $67 from Ansgar Media, LLC)	502	-
Accounts payable and accrued liabilities	94	267
Stockholder distributions payable	338	350
Total liabilities	3,564	5,199

NET ASSETS
Common stock, par value, $.001 per share, 200,000,000 authorized; 6,300,709 and 6,181,515 shares issued and outstanding, respectively	6	6
Paid-in capital in excess of par value	59,877	58,860
Treasury stock at cost, 301,413 and 301,413 shares, respectively	(2,891)	(2,891)
Accumulated distribution in excess of net investment income and net realized gain (loss) on investments	(22,358)	(5,997)
Net unrealized depreciation on investments	(1,555)	(21,488)
Total net assets	33,079	28,490
Total liabilities and net assets	$36,643	$33,689

Net asset value per share	$5.25	$4.61

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months
	Ended September 30,	Ended September 30,	Ended September 30,	Ended September 30,
	2016	2015	2016	2015

Investment income:
Interest from investments
Non-controlled/non-affiliate investments	$598	$721	$1,621	$2,308
Affiliate investments	160	20	393	20
Dividend Income
Non-controlled/non-affiliate investments	-	107	-	288
Fee income
Non-controlled/non-affiliate investments	19		39	545
Affiliate investments	8	3	22	3
Other income
Non-controlled/non-affiliate investments	-	-	-	13
Total investment income	785	851	2,075	3,177

Operating expenses:
Professional fees	177	149	650	379
Directors fees	10	12	29	42
Insurance	29	24	85	72
Interest expense	39	6	165	6
Management fees - related parties	168	195	471	639
Administrative services - related parties	58	54	166	162
General and administrative (includes $30, $30, $90 and $90 of CFO salary (accounting) and $14, $47, $33 and $104 of related party travel expenses, respectively)	136	139	357	558
Transfer agent fees	37	32	103	125
Offering expense	-	-	-	96
Total operating expenses	654	611	2,026	2,079

Net investment income	131	240	49	1,098

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) from investments	(38)	142	(13,341)	357
Net unrealized appreciation (depreciation) on investments	1,842	(4,475)	19,933	(5,025)
Net realized and unrealized gain (loss) on investments	1,804	(4,333)	6,592	(4,668)

Net increase (decrease) in net assets resulting from operations	$1,935	$(4,093)	$6,641	$(3,570)

Per share information - basic and diluted:
Net investment income	$0.02	$0.04	$0.01	$0.18
Net increase (decrease) in net assets resulting from operations	$0.31	$(0.66)	$1.06	$(0.59)
Weighted average common shares outstanding	6,276,081	6,193,309	6,236,996	6,058,931

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share and per share data)

(unaudited)

	For the Nine Months Ended September 30, 2016	For the Nine Months Ended September 30, 2015

Operations:
Net investment income	$49	$1,098
Net realized gain (loss) from investments	(13,341)	357
Net unrealized appreciation (depreciation) on investments	19,933	(5,025)
Net increase (decrease) in net assets from operations	6,641	(3,570)
Stockholder distributions:
Distributions from net investment income	(139)	(1,098)
Distributions from net realized gain on investments	-	(357)
Distributions from paid in capital	(2,930)	(1,971)
Net decrease in net assets from stockholder distributions	(3,069)	(3,426)
Capital share transactions:
Issuance of common stock, net of issuance costs	-	6,232
Reinvestment of stockholder distributions	1,017	1,153
Treasury capital (redemptions)	-	(2,113)
Net increase in net assets from capital share transactions	1,017	5,272

Total increase (decrease) in net assets	4,589	(1,724)
Net assets at beginning of period	28,490	40,688
Net assets at end of period	$33,079	$38,964

Net asset value per common share	$5.25	$6.35
Common shares outstanding at end of period	6,300,709	6,139,125

Accumulated distribution in excess of net investment income and net realized gain (loss) on investments	$(22,358)	$(4,733)

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended September 30, 2016	For the Nine Months Ended September 30, 2015

Operating activities:
Net increase (decrease) in net assets from operations	$6,641	$(3,570)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Paid-in-kind dividend income	-	(288)
Paid-in-kind interest income	(8)	-
Net accretion of discounts and amortization of premiums	(13)	38
Repayments of investments	25,322	15,699
Purchase of investments	(25,656)	(16,892)
Repayments of investments - money market	28,023	36,330
Purchase of investments - money market	(23,741)	(39,712)
Net realized (gain) loss from investments	13,341	(357)
Net unrealized (appreciation) depreciation on investments	(19,933)	5,025
Proceeds from loan fees received	165	60
Accretion of deferred loan fees	(51)	(3)
(Increase) decrease in operating assets:
Interest receivable	(136)	204
Prepaid expenses	(49)	(9)
Due from related party, net	(107)	79
Origination fee receivable	3	(63)
Receivable for common stock purchased	-	614
Increase (decrease) in operating liabilities:
Payable for unsettled trades	-	(1,340)
Management fees payable	-	(7)
Prepaid interest from investments	502	-
Accounts payable and accrued liabilities	(173)	138
Interest payable	-	6
Net cash provided by (used in) operating activities	4,130	(4,048)

Financing activities:
Proceeds from issuance of shares of common stock, net	-	6,232
Stockholder distributions	(2,064)	(2,071)
Treasury stock, net of redemption of common stock	-	(2,113)
Borrowings - priority credit line	8,333	2,000
Repayments - priority credit line	(10,399)	-
Net cash provided by (used in) financing activities	(4,130)	4,048

Net change in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

Supplemental disclosure of non-cash information:
Distribution reinvestment plan distribution payable	$103	$129
Cash distribution payable	$235	$237
Distribution reinvestment plan distribution paid	$1,017	$1,153

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$165	$1

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

SCHEDULE OF INVESTMENTS

(dollars and shares in thousands)

(unaudited)

September 30, 2016

Portfolio Company	Industry	Investment Coupon Rate, Maturity Date	Principal / No. of Shares	Amortized Cost	Fair Value	% of Net Assets
Senior Secured First Lien Debt - 42.0% (b)
Ansgar Media, LLC (e)	Media: Broadcasting & Subscription	12.00%, 1/11/2018	$2,000	$2,000	$2,000	6.1%
Ansgar Media, LLC (e)	Media: Broadcasting & Subscription	12.00%, 9/18/2017	2,000	2,000	2,000	6.1%
APX Group, Inc.	Services: Consumer	6.38%, 12/1/2019	825	825	844	2.5%
GeoCommerce, Inc.	Technology	12.00%, 4/27/2018	1,000	1,000	1,000	3.0%
GeoCommerce, Inc.	Technology	12.00%, 5/15/2018	1,500	1,500	1,500	4.5%
Nima, LLC	Consumer Goods	12.00%, 5/20/2018	2,000	2,000	2,000	6.1%
Nima, LLC	Consumer Goods	12.00%, 8/11/2018	1,000	1,000	1,000	3.0%
Goodman Networks, Inc.	Telecommunications	12.13%, 7/1/2018	800	827	380	1.1%
Kratos Defense & Security Solutions, Inc.	Aerospace and Defense	7.00%, 5/15/2019	1,112	1,006	1,034	3.1%
Titan International, Inc.	Automobile	6.88%, 10/1/2020	1,500	1,405	1,421	4.3%
Toys R Us Property Co II, LLC	Retail	8.50%, 12/1/2017	725	729	723	2.2%
Sub Total Senior Secured First Lien Debt			$14,462	$14,292	$13,902	42.0%

Senior Secured Second Lien Debt - 2.0% (b)
Nuverra Environmental Solutions, Inc.	Environmental Industries	12.50%, 4/15/2022	$1,325	$1,365	$331	1.0%
Claire's Stores, Inc.	Retail	8.88%, 3/15/2019	825	812	261	0.8%
Logan's Roadhouse, Inc. (c) (f)	Beverage, Food & Tobacco	10.75%, 10/15/2017	770	722	29	0.1%
Logan's Roadhouse, Inc. DIP Financing (f)	Beverage, Food & Tobacco	9.50%, 9/30/2017	52	52	52	0.1%
Saratoga Resources, Inc. (c)	Energy: Oil & Gas	12.50%, 7/1/2016	885	912	1	0.0%
Sub Total Senior Secured Second Lien Debt			$3,857	$3,863	$674	2.0%

Senior Unsecured Debt - 18.0% (b)
APX Group, Inc.	Services: Consumer	8.75%, 12/1/2020	$575	$558	$565	1.7%
Clear Channel Communications	Media: Broadcasting & Subscription	10.00%, 1/15/2018	1,400	1,370	921	2.8%
Colt Defense, LLC	Aerospace and Defense	8.00%, 7/12/2021	137	1,032	137	0.4%
DynCorp International Inc.	Aerospace and Defense	11.88%, 11/30/2020	1,020	1,033	739	2.2%
Gymboree Corp.	Retail	9.13%, 12/1/2018	810	782	510	1.5%
Ryerson Inc./Joseph T Ryerson & Son, Inc.	Metals & Mining	11.25%, 10/15/2018	1,500	1,521	1,541	4.7%
Seitel, Inc.	Energy: Oil & Gas	9.50%, 4/15/2019	1,575	1,574	1,244	3.8%
UCI International, Inc. (c)	Automobile	8.63%, 2/15/2019	1,400	1,354	280	0.9%
Sub Total Senior Unsecured Debt			$8,417	$9,224	$5,937	18.0%

Senior Subordinated Debt - 4.5% (b)
Claire’s Stores, Inc.	Retail	10.50%, 6/1/2017	$715	$714	$390	1.2%
DJO Finance, LLC.	Healthcare & Pharmaceuticals	10.75%, 4/15/2020	1,265	1,314	1,082	3.3%
Sub Total Senior Subordinated Debt			$1,980	$2,028	$1,472	4.5%

Senior Unsecured Convertible Debt - 1.0% (b)
Aspect Software, Inc.	Telecommunications	3.00%, 5/23/2023	$244	$244	$331	1.0%
Sub Total Senior Unsecured Convertible Debt			$244	$244	$331	1.0%

Equity Securities - 26.2% (b)
Affinion Group, Inc. (c)	Media: Advertising, Printing & Publishing		13	$689	$618	1.9%
Aspire Holdings (c)	Energy: Oil & Gas		5	551	368	1.1%
Education Management, LLC (c)	Services: Consumer		2,530	4	0	0.0%
NII Holdings, Inc. (a) (c)	Telecommunications		17	768	55	0.2%
Total Common Stock				2,012	1,041	3.2%

Ansgar Media, LLC - Class B Units (c) (d) (e)	Media: Broadcasting & Subscription		-	-	3,518	10.6%
Total Preferred Stock				-	3,518	10.6%

GeoCommerce, Inc. (c)	Technology		500	-	2,105	6.3%
Nuverra Environmental Solutions, Inc. (c)	Environmental Industries		61	-	1	0.0%
Nima, LLC (c)	Consumer Electronics		2,000	-	2,000	6.1%
Education Management, LLC (c)	Services: Consumer		1,554	876	-	0.0%
Total Warrants				876	4,106	12.4%

Sub Total Equity Securities				$2,888	$8,665	26.2%

U.S. Government Securities - 8.1% (b)
U.S. Treasury Bill		0.18%, 3/9/2017	$1,290	$1,287	$1,288	3.9%
U.S. Treasury Bill		0.75%, 4/15/18	1,400	1,398	1,400	4.2%
Sub Total U.S. Government Securities			$2,690	$2,685	$2,688	8.1%

Investments - Money Market - 5.8% (b)
Investments - U.S. Bank Money Market		0.10%	$196	$196	$196	0.6%
Investments - Wells Fargo Money Market		0.01%	1,732	1,732	1,732	5.2%
Sub Total Investments - Money Market			$1,928	$1,928	$1,928	5.8%

TOTAL INVESTMENTS - 107.6% (b)				$37,152	$35,597	107.6%

(a)	Represents a non-qualifying investment as defined under Section 55 (a) of the Investment Company Act of 1940, as amended. Non-qualifying investments represent 0.2% of the Fund's (VII Peaks Co-OptivistTM Income BDC, II, Inc.) portfolio at fair value. As a BDC, the Fund can only invest 30% of its portfolio in non-qualifying assets.
(b)	Percentages are based on net assets of $33,079 as of September 30, 2016.
(c)	Non-income producing as of September 30, 2016.
(d)	2,500 Class B Units, which are not entitled to an allocation of profits or losses until the earlier to occur of 9/30/2020 or a change of control of Ansgar Media, LLC.
(e)	As defined in the 1940 Act, Affiliated Investments are defined as those Non-Control Investments in companies in which we own between 5.0% and 25.0% of the voting securities.
(f)	The company filed for bankruptcy in Delaware on August 8, 2016 and is in the initial stages of restructuring. The Fund participated in DIP financing as part of company’s restructuring process during bankruptcy. Logan’s Roadhouse, Inc. DIP Financing is the senior most loan in the Fund’s capital structure.

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

SCHEDULE OF INVESTMENTS

(dollars and shares in thousands)

December 31, 2015

Portfolio Company	Industry	Investment Coupon Rate, Maturity Date	Principal / No. of Shares	Amortized Cost	Fair Value	% of Net Assets
Senior Secured First Lien Debt - 31.6% (b)
American Media, Inc.	Media: Advertising, Printing & Publishing	11.50%, 12/15/2017	$1,320	$1,363	$1,300	4.6%
Ansgar Media, LLC (f)	Media: Broadcasting & Subscription	12.00%, 9/8/2017	2,000	2,000	2,000	7.0%
APX Group, Inc.	Services: Consumer	6.38%, 12/1/2019	825	825	796	2.8%
Caesar’s Entertainment Operating Co., Inc. (a) (d)	Hotel, Gaming & Leisure	11.25%, 6/1/2017	860	751	639	2.2%
EarthLink Holdings Corp.	Telecommunications	7.38%, 6/1/2020	40	41	41	0.1%
Endeavour International Corp. (d)	Energy: Oil & Gas	12.00%, 3/1/2018	525	551	525	1.8%
Goodman Networks, Inc.	Telecommunications	12.13%, 7/1/2018	800	837	216	0.8%
Kratos Defense & Security Solutions, Inc.	Aerospace and Defense	7.00%, 5/15/2019	1,112	981	758	2.7%
Ryerson Inc./Joseph T Ryerson & Son, Inc.	Metals & Mining	9.00%, 10/15/2017	1,315	1,355	1,018	3.6%
Titan International, Inc.	Automoile	6.88%, 10/1/2020	1,500	1,390	1,095	3.8%
Toys R Us Property Co II LLC	Retail	8.50%, 12/1/2017	725	732	620	2.2%
Sub Total Senior Secured First Lien Debt			$11,022	$10,826	$9,008	31.6%

Senior Secured Second Lien Debt - 6.3% (b)
Aspect Software, Inc.	Telecommunications	10.63%, 5/15/2017	$1,302	$1,314	$1,016	3.5%
Claire’s Stores, Inc.	Retail	8.88%, 3/15/2019	825	809	190	0.7%
Endeavour International Corp. (d)	Energy: Oil & Gas	12.00%, 6/1/2018	725	708	8	0.0%
Logan’s Roadhouse, Inc.	Beverage, Food & Tobacco	10.75%, 10/15/2017	770	748	531	1.9%
Saratoga Resources, Inc. (d)	Energy: Oil & Gas	12.50%, 7/1/2016	885	912	44	0.2%
Sub Total Senior Secured Second Lien Debt			$4,507	$4,491	$1,789	6.3%

Senior Unsecured Debt - 22.0% (b)
APX Group, Inc.	Services: Consumer	8.75%, 12/1/2020	$575	$556	$472	1.6%
Caesar’s Entertainment Corp. (a) (d)	Hotel, Gaming & Leisure	10.75%, 2/1/2016	495	451	126	0.4%
Clear Channel Communications	Media: Broadcasting & Subscription	10.00%, 1/15/2018	1,400	1,354	539	1.9%
Colt Defense, LLC (d)	Aerospace and Defense	8.75%, 11/15/2017	1,253	1,029	132	0.5%
DynCorp International, Inc.	Aerospace and Defense	10.38%, 7/1/2017	1,135	1,143	846	3.0%
EarthLink Holdings Corp.	Telecommunications	8.88%, 5/15/2019	279	274	284	1.0%
Gymboree Corp.	Retail	9.13%, 12/1/2018	810	774	182	0.6%
Nuverra Environmental Solutions, Inc.	Environmental Industries	9.88%, 4/15/2018	1,325	1,351	457	1.6%
Ryerson Inc./Joseph T Ryerson & Son, Inc.	Metals & Mining	11.25%, 10/15/2018	1,500	1,528	1,117	3.9%
Seitel, Inc.	Energy: Oil & Gas	9.50%, 4/15/2019	1,575	1,574	1,016	3.6%
Suntech Power Holdings Company, Ltd. (a) (c) (d)	Environmental Industries	3.00%, 5/15/2013	100	109	-	0.0%
Toys R Us, Inc.	Retail	10.38%, 8/15/2017	860	820	619	2.2%
UCI International, Inc.	Automobile	8.63%, 2/15/2019	1,400	1,367	483	1.7%
Sub Total Senior Unsecured Debt			$12,707	$12,330	$6,273	22.0%

Senior Subordinated Debt - 5.2% (b)
Claire's Stores, Inc.	Retail	10.50%, 6/1/2017	$715	$713	$357	1.2%
DJO Finance, LLC.	Healthcare & Pharmaceuticals	10.75%, 4/15/2020	1,265	1,322	1,139	4.0%
QuickSilver Resources, Inc. (d)	Energy: Oil & Gas	7.13%, 4/1/2016	890	843	-	0.0%
Sub Total Senior Subordinated Debt			$2,870	$2,878	$1,496	5.2%

Equity Securities - 11.3% (b)
Affinion Group, Inc. (d)	Media: Advertising, Printing & Publishing		$13	$689	$816	2.9%
Ansgar Media, LLC (d) (f)	Media: Broadcasting & Subscription		-	-	2,102	7.4%
Education Management, LLC (d)	Services: Consumer		2,530	5	177	0.6%
NII Holdings, Inc. (a) (d)	Telecommunications		17	768	84	0.3%
Total Common Stock				1,462	3,179	11.2%

Relativity Media, LLC (d) (e)	Media: Broadcasting & Subscription		855	10,400	-	0.0%
Total Preferred Stock				10,400	-	0.0%

Education Management, LLC (d)	Services: Consumer		1,554	876	31	0.1%
Total Warrants				876	31	0.1%

Sub Total Equity Securities				$12,738	$3,210	11.3%

U.S. Government Securities -17.4% (b)
U.S. Treasury Bill		0.18%, 4/28/2016	$4,950	$4,947	$4,946	17.4%
Sub Total U.S. Government Securities			$4,950	$4,947	$4,946	17.4%

Investments - Money Market - 21.8% (b)
Investments - Morgan Stanley Money Market		0.01%	$3,191	$3,191	$3,191	11.2%
Investments - U.S. Bank Money Market		0.02%	-	-	-	0.0%
Investments - Wells Fargo Money Market		0.01%	3,019	3,019	3,019	10.6%
Sub Total Investments - Money Market			$6,210	$6,210	$6,210	21.8%

TOTAL INVESTMENTS - 115.6% (b)				$54,420	$32,932	115.6%

(a)	Represents a non-qualifying investment as defined under Section 55 (a) of the Investment Company Act of 1940, as amended. Non-qualifying investments represent 2.6% of the Fund’s portfolio at fair value. As a Business Development Company (“BDC”), the Fund can only invest 30% of its portfolio in non-qualifying assets.
(b)	Percentages are based on net assets of $28,490 as of December 31, 2015.
(c)	Non-U.S. company. The principal place of business for Suntech Power Holdings Company, Ltd. is China.
(d)	Non-income producing as of December 31, 2015.
(e)	The Class E Units are entitled to PIK dividends at the rate of 12.5% per annum, payable in additional Class E Units. The PIK dividends accrue quarterly in advance on the first day of each quarter, but are only issuable immediately prior to the mandatory redemption of the Class E Units, and are not issuable upon a conversion of the Class E Units to other equity interests of the issuer. We stopped accruing dividends starting July 30, 2015 when Relativity Media, LLC and certain of its subsidiaries filed voluntarily petitions under Chapter 11 of the United States Bankruptcy Code.
(f)	As defined in the 1940 Act, Affiliated Investments are defined as those Non-Control Investments in companies in which we own between 5.0% and 25.0% of the voting securities.

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2016

(unaudited)

Note 1.  Nature of Operations

VII Peaks Co-Optivist TM Income BDC II, Inc. (the “Fund”, “our” or “we”), a Maryland corporation formed on August 3, 2011, is an externally managed, non-diversified closed-end management investment company that has elected to be treated as a Business Development Company (“BDC”) under the Investment Company Act of 1940, as amended or (“1940 Act”). In addition, we have elected to be treated for federal income tax purpose, and intend to qualify annually, as a regulated investment company, or (“RIC”), under Subchapter M of the Internal Revenue Code of 1986, as amended, or (the “Code”).

We invest in discounted corporate debt, senior secured term loan and equity-linked debt securities of public and private companies that trade on the secondary loan market for institutional investors and provide distributions to investors. The debt is generally high-yield and non-investment grade. At the same time, we actively work with the target company’s management to restructure the underlying securities and improve the liquidity position of the target company’s balance sheet. We employ a proprietary “Co-Optivist”TM approach (“cooperative activism”) in executing our investment strategy, which entails proactively engaging the target company management on average 24 months prior to a redemption event (typically a put or maturity event) to create an opportunity for growth in the investments. Co-OptivistTM is a registered trademark of VII Peaks Capital, LLC, or (“VII Peaks” or the “Manager”), and is being used with their permission. Our strategy is not dependent on restructuring to generate distributions. Capital appreciation on securities is generally not realized evenly over the holding period. In some instances market prices for securities may continue to reflect a discount until a relatively short time period prior to a redemption event. The potential capital gain typically occurs during the end of the holding period of a bond in our portfolio when securities are either called by the company or exchanged for new securities during refinance. We have tendered certain debt securities well above the market-traded deep discount. In addition, we also provide direct loans with equity warrant coverage to portfolio companies to help facilitate corporate expansion.

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

Our proprietary “Co-Optivist” TM approach entails investment in the corporate debt and equity-linked debt securities of target companies, or Target Investments, in conjunction with proactively engaging the target companies’ management. We acquire Target Investments whose debt securities trade on the over-the-counter market for institutional loans at a discount to their par redemption value, and will be subject to a “redemption event” within (on average) 24 months. We also invest directly in debt of private companies. We define a “redemption event” as a maturity event or a put event (where investors in the target company’s debt security can have a redemption right at a pre-determined price). We hold such debt an average of 12 – 18 months, during which time we anticipate working actively with the target company’s management to effect and/or participate in a restructuring or exchange of the invested securities for new securities.

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

On August 9, 2011, we filed a registration statement on Form N-2 to sell up to 75,000,000 shares of common stock, $0.001 par value per share, at an initial public offering price of $10.00 per share. The registration statement was declared effective by the SEC on March 1, 2012. We commenced operations when we raised gross offering proceeds of over $1.0 million, all of which was from persons who were not affiliated with us or our Manager by one year from the date the registration statement was declared effective by the SEC. Prior to the successful satisfaction of that condition, all subscription payments were placed in an account held by the escrow agent, UMB Bank, N.A., in trust for the benefit of our subscribers, pending release to us. We achieved the minimum offering requirement on July 10, 2012 and commenced operations on such date. As of September 30, 2016, we issued 6.6 million shares of common stock, including 0.5 million shares under our distribution reinvestment plan (“DRIP”), less 0.3 million shares redeemed under our tender offer. Gross proceeds from our common stock issuances total $65.2 million, including $4.4 million under our DRIP less $2.9 million paid to redeem shares in our prior quarterly tender offers.

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

 Our total investment income was $0.8 million and $2.1 million for the three and nine months ended September 30, 2016, as compared to $0.9 million and $3.2 million for the three and nine months ended September 30, 2015, respectively. The decrease in 2016 as compared to 2015 was attributable to an increase in debt investments placed on non-accrual status, restructuring of certain debt investments into equity investments as well as a reallocation of portfolio investments from debt investments to equity investments. At September 30, 2016, the weighted average coupon yield was 9.3%, as compared to 6.5% as of September 30, 2015. This coupon yield is for the non-defaulted and non-equity positions. Based on current and prior three quarter’s net assets, average net assets as of September 30, 2016 were $30.5 million, as compared to $42.3 million as of September 30, 2015.

For the nine months ended September 30, 2016, twelve of the investments in the portfolio did not accrue interest as either the investment is an equity security or the issuers were in default of the coupon payment for more than the thirty-day grace period. Interest income was accrued through the date of the last coupon payment received for the debt investments. The following table presents those twelve investments:

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

On August 8, 2016, Logan’s Roadhouse, Inc. filed for bankruptcy in Delaware.  The portfolio company entered a restructuring support agreement with revolving facility lenders and holders of over 83.9% of approximately $378.0 million in notes that will reduce debt by over $300.0 million.

The following table presents four investments that were completely written off during the nine months ended September 30, 2016:

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

The investment portfolio is recorded on a trade date basis. The Fund determines the net asset value of its investment portfolio each quarter. Securities that are publicly-traded are valued at the reported closing price on the valuation date. Twenty-one of the forty investments were valued using the closing market price at period end September 30, 2016.

The following table presents investments that were not valued using the closing market price, as of September 30, 2016:

Portfolio Company	Asset Type	Investment Coupon Rate	Maturity Date
Affinion Group, Inc.	Equity – Common Stock	-	-
Ansgar Media, LLC - Class B Units	Equity – Preferred Stock	-	-
Ansgar Media, LLC	Senior Secured First Lien Debt	12.00%	September 18, 2017
Ansgar Media, LLC	Senior Secured First Lien Debt	12.00%	January 11, 2018
Aspire Holdings (1)	Equity – Common Stock	-	-
Aspect Software, Inc. (2)	Senior Unsecured Convertible Debt	3.00%	May 23, 2023
Claire’s Stores, Inc.	Senior Secured Second Lien Debt	8.88%	March 15, 2019
Claire’s Stores, Inc.	Senior Subordinated Debt	10.50%	June 1, 2017
Colt Defense, LLC	Senior Unsecured Debt	8.00%	July 12, 2021
Education Management, LLC	Equity – Common Stock	-	-
Education Management, LLC	Warrant	-	-
GeoCommerce, Inc.	Senior Secured First Lien Debt	12.00%	April 27, 2018
GeoCommerce, Inc.	Senior Secured First Lien Debt	12.00%	May 15, 2018
GeoCommerce, Inc.	Warrant	-	-
Logan’s Roadhouse, Inc. DIP Financing	Senior Secured Second Lien Debt	9.50%	September 30, 2017
Nima, LLC	Senior Secured First Lien Debt	12.00%	May 20, 2018
Nima, LLC	Senior Secured First Lien Debt	12.00%	August 11, 2018
Nima, LLC	Warrant	-	-
Nuverra Environmental Solutions, Inc.	Warrant	-	-

(1)	Converted from exchange of 12.00% Endeavour International Corp, senior secured first lien debt.
(2)	The original 10.63% senior secured second lien notes due on May 15, 2017 defaulted. As part of Aspect’s bankruptcy and planned reorganization process, the Fund participated in a rights offering to purchase a new 3.0% PIK senior unsecured convertible note maturing on May 23, 2023 in an effort to facilitate recovery of its previous investment in the senior secured lien notes in Aspect.

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

The following table presents fair value measurements of investments, by major class, as of September 30, 2016 per the fair value hierarchy (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Investments – Money Market	$1,928	$—	$—	$1,928
U.S. Government Securities	—	2,688	—	2,688
Senior Secured First Lien Debt	—	4,402	9,500	13,902
Senior Secured Second Lien Debt	—	361	313	674
Senior Unsecured Debt	—	5,800	137	5,937
Senior Subordinated Debt	—	1,082	390	1,472
Senior Unsecured Convertible Debt	—	—	331	331
Equity Securities	—	55	8,610	8,665
Total	$1,928	$14,388	$19,281	$35,597

The following table presents fair value measurements of investments, by major class, as of December 31, 2015 per the fair value hierarchy (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Investments – Money Market	$6,210	$—	$—	$6,210
U.S. Government Securities	—	4,946	—	4,946
Senior Secured First Lien Debt	—	6,483	2,525	9,008
Senior Secured Second Lien Debt	—	1,781	8	1,789
Senior Unsecured Debt	—	6,141	132	6,273
Senior Subordinated Debt	—	1,496	—	1,496
Equity Securities	—	84	3,126	3,210
Total	$6,210	$20,931	$5,791	$32,932

There were two transfers from Level 2 to Level 3 for the nine months ended September 30, 2016. Transfers were Claire’s Stores, Inc. 8.88% senior secured second lien debt, due March 15, 2019 and Claire’s Stores, Inc. 10.50% senior subordinated debt, due June 1, 2017, both of which will be converted to senior secured term loans once the company’s restructuring completes.

During the nine months ended September 30, 2016, the following were the transfers in or out of levels (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Senior Secured Second Lien Debt	$—	$(261)	$261	$—
Senior Subordinated Debt	—	(390)	390	—
Total	$—	$(651)	$651	$—

There were two transfers between levels for the year ended December 31, 2015. One transfer was Affinion Group, Inc.’s, 13.5% notes due August 15, 2018, which were restructured by the company to a non-interest bearing private equity holding and hence transferred to Level 3. The other transfer was Colt Defense, LLC’s 8.75% senior unsecured notes, due November 15, 2017, which were exchanged for 8.00% senior unsecured notes due July 12, 2021 at $105.08 for every $1,000 of old notes. Although the restructuring process completed after December 31, 2015, the plan for reorganization was already proposed prior to year-end.

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

Changes in Level 3 assets measured at fair value for the nine months ended September 30, 2016 are as follows (dollars in thousands):

	Fair Value at December 31, 2015	Transfers in / (out)	Reclassification	Purchases (Sales and Settlement)(1)	Amortization and Accretion of Fixed Income Premiums and Discounts	Realized and Unrealized Gains (Losses)	Fair Value at September 30, 2016	Change in Unrealized Gains and (Losses) for Investments held as of September 30, 2016
Senior Secured First Lien Debt	$2,525	$-	$(525)	$7,500	$-	$-	$9,500	$-
Senior Secured Second Lien Debt	8	261	-	44	-	-	313	68
Senior Unsecured Debt	132	-	-	-	3	2	137	2
Senior Unsecured Convertible Debt	-	-	-	244	-	87	331	87
Senior Subordinated Debt	-	390				-	390	32
Equity Securities	3,126	-	525	-	-	4,959	8,610	4,959
Total	$5,791	$651	$-	$7,788	$3	$5,048	$19,281	$5,148

(1)  Includes purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization, PIK interest, net proceeds from investments sold and principal payments received.

Realized and unrealized gains and losses are included in net realized gain (loss) from investments and net unrealized appreciation (depreciation) on investments in the statements of operations. The change in unrealized appreciation for Level 3 investments still held as of September 30, 2016 of $5.1 million is included in net unrealized appreciation (depreciation) on investments in the statements of operations for the nine months ended September 30, 2016.

Changes in Level 3 assets measured at fair value for the year ended December 31, 2015 are as follows (dollars in thousands):

	Fair Value at December 31, 2014	Transfers in / (out)	Purchases (Sales and Settlement)(1)	Amortization and Accretion of Fixed Income Premiums and Discounts	Realized and Unrealized Gains (Losses)	Fair Value at December 31, 2015	Change in Unrealized Gains and (Losses) for Investments held as of December 31, 2015
Senior Secured First Lien Debt	$578	$—	$2,000	$—	$(53)	$2,525	$(53)
Senior Secured Second Lien Debt	239	—	—	—	(231)	8	(231)
Senior Unsecured Debt	—	132	—	(43)	43	132	43
Equity Securities	874	816	10,400	(18)	(8,946)	3,126	(8,946)
Total	$1,691	$948	$12,400	$(61)	$(9,187)	$5,791	$(9,187)

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

The following table provides quantitative information regarding Level 3 fair value measurements as of September 30, 2016 (dollars in thousands):

					Range
	Fair Value	Valuation Technique	Unobservable Input	Mean	Minimum	Maximum
Senior Secured First Lien Debt	$9,500	Liquidation	Transaction Value	$9,500	$9,500	$9,500
Senior Secured Second Lien Debt	313	Liquidation	Transaction Value	313	313	313
Senior Unsecured Debt	137	Liquidation	Transaction Value	137	137	137
Senior Subordinated Debt	390	Liquidation	Transaction Value	390	390	390
Senior Unsecured Convertible Debt	331	Liquidation	Transaction Value	331	331	331
Equity Securities	8,610	Liquidation	Transaction Value / Discounted Cash Flows	11,950	8,610	15,289
Total	$19,281

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2015 (dollars in thousands):

					Range
	Fair Value	Valuation Technique	Unobservable Input	Mean	Minimum	Maximum
Senior Secured First Lien Debt	$2,525	Liquidation	Transaction Value	$2,525	$2,525	$2,525
Senior Secured Second Lien Debt	8	Liquidation	Transaction Value	8	8	8
Senior Unsecured Debt	132	Liquidation	Transaction Value	132	132	132
Equity Securities	3,126	Liquidation	Transaction Value / Discounted Cash Flows	9,155	3,126	15,184
Total	$5,791

The primary significant unobservable inputs used in the fair value measurement of the Fund’s equity securities are the fair value estimates of the issuer’s equity securities received in exchange of the bonds held earlier (Affinion Group, Inc., Aspire Holdings, LLC and Education Management, LLC) and management’s estimates of fair value of equity investments (Ansgar Media, LLC, GeoCommerce, Inc., Nima, LLC and Nuverra Environmental Solutions, Inc.) Significant increases or decreases in the fair value of the issuer’s equity securities would result in a significantly lower or higher fair value measurement. The six senior secured first lien notes (two Ansgar Media, LLC, two GeoCommerce, Inc. and two Nima, LLC) are being held at par since we expect full payment for senior secured first lien type bonds, as compared to senior secured second lien or unsecured bonds. The primary significant unobservable inputs used in the fair value measurement of the Fund’s senior secured second lien debt and senior unsecured debt were the fair value of the exchanged bonds offered by the issuer (Colt Defense, LLC and Aspect Software, Inc.).

The composition of the Fund’s investments as of September 30, 2016, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Investments – Money Market	$1,928	$1,928	5.4%
U.S. Government Securities	2,685	2,688	7.6
Senior Secured First Lien Debt	14,292	13,902	39.1
Senior Secured Second Lien Debt	3,863	674	1.9
Senior Unsecured Debt	9,224	5,937	16.7
Senior Subordinated Debt	2,028	1,472	4.1
Senior Unsecured Convertible Debt	244	331	0.9
Equity Securities	2,888	8,665	24.3
Total	$37,152	$35,597	100.0%

The composition of the Fund’s investments as of December 31, 2015, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Investments – Money Market	$6,210	$6,210	18.9%
U.S. Government Securities	4,947	4,946	15.0
Senior Secured First Lien Debt	10,826	9,008	27.4
Senior Secured Second Lien Debt	4,491	1,789	5.4
Senior Unsecured Debt	12,330	6,273	19.0
Senior Subordinated Debt	2,878	1,496	4.5
Equity Securities	12,738	3,210	9.8
Total	$54,420	$32,932	100.0%

Note 4.  Related Party Transactions

We have entered agreements with the Manager, whereby we pay it certain fees and reimbursements. These include payments to our Manager for reimbursement of organization and offering costs, as well as payments for certain services that include, but are not limited to, the identification, execution, and management of our investments and the management of our day-to-day operations provided to us by our Manager.

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

Due from related party consists of $90,000 of true up for management fees from writing down certain portfolio investments at the end of a quarter in prior quarters, allocating $67,000 in Blue Sky state filing fee to our Manager, instead of the Fund for offering costs, $13,000 in allocation of the Directors and Officers insurance policy costs to our Manager, and $90,000 in expenses related to legal and other operational costs allocated to Manager instead of the Fund.

Investment Advisory Agreement

The Fund has entered an investment advisory agreement with the Manager to manage the Fund’s investment activities. Pursuant to the investment advisory agreement, the Manager implements the Fund’s business strategy on a day-to-day basis and performs certain services for us, subject to oversight by our Board of Directors, or a committee thereof. The Manager is responsible for, among other duties, determining investment criteria, sourcing, analyzing and executing investment transactions, asset sales, financings and performing asset management duties. The initial investment advisory agreement was signed on August 20, 2013 and was effective for two years. The agreement must be re-approved annually thereafter by a majority of the non-interested members of the Board of Directors. On August 22, 2016, the non-interested members of the Board of Directors re-approved the agreement between the Manager and the Fund under the agreement’s existing terms.

Under the investment advisory agreement, the Manager is entitled to a base management and incentive fee as outlined in the investment advisory agreement with the Fund. The base management fee is 2% of net assets below $100.0 million; 1.75% of net assets between $100.0 million and $250.0 million; and 1.5% of net assets over $250.0 million. For the three and nine months ended September 30, 2016, the Fund incurred $0.2 million and $0.5 million of base management fees, respectively. For the three and nine months ended September 30, 2015, the Fund incurred $0.2 million and $0.6 million of base management fees, respectively.

The incentive fee has two parts. The first part, the subordinated incentive fee on income, is calculated and payable quarterly in arrears based upon the Fund’s “pre-incentive fee net investment income” for the immediately preceding quarter. The subordinated incentive fee on income is 20% of pre-incentive net investment income subject to a quarterly return to investors, expressed as a rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, of 2.0% (8.0% annualized). The second part of the incentive fee, the incentive fee on capital gains, is an incentive fee on capital gains earned on liquidated investments from the portfolio and is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement). This fee equals 20% of the Fund’s incentive fee capital gains, which will equal the Fund’s realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains and incentive fees. For the three and nine months ended September 30, 2016 and 2015, the Fund did not incur any incentive fees related to net investment income or capital gains.

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

On July 10, 2012, the Fund had raised sufficient proceeds to break escrow on its IPO and through September 30, 2016, the Fund has sold 6.6 million shares of common stock for gross proceeds of $65.2 million including the purchases made by the Manager.

During the nine months ended September 30, 2016, the Fund did not sell any shares of common stock as its prospectus was not effective. Also, for the nine months ended September 30, 2016, there were no treasury shares repurchased.

Note 6. Borrowings

Wells Fargo Credit Facility

On August 4, 2015, the Fund entered an agreement with Wells Fargo Advisors, LLC for a revolving line of credit. The amount the Fund can borrow is based upon the value of cash deposited in an account at Wells Fargo Advisors, LLC and the treasury notes that Wells Fargo purchases, which serve as collateral for the loan. On August 27, 2015, the Fund initially drew down $2.0 million. As of December 31, 2015, the outstanding balance was $4.5 million. As of September 30, 2016, the outstanding balance under this credit line was $2.5 million. The interest rate on the outstanding balance is a negotiated rate based on the Fund's assets under management with Wells Fargo Advisors, LLC and is currently 3.00%. The term of the line of credit is indefinite and may be terminated by the Fund or Wells Fargo Advisors, LLC at any time.

Morgan Stanley Credit Facility

On September 10, 2015, the Fund entered into an agreement with Morgan Stanley Private Bank, N.A. The amount the Fund can borrow is based upon the value of cash deposited in an account at Morgan Stanley Private Bank, N.A., which serves as a collateral for the loan. The maximum amount, which the Fund may borrow under the line of credit, is $1.8 million. As of September 30, 2016, there was no outstanding balance under this credit line and the account was closed.

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

The following information sets forth the computation of the weighted average basic and diluted net increase/(decrease) in net assets per share from operations for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands, except share and per share amounts):

	For the Three Months Ended September 30, 2016	For the Three Months Ended September 30, 2015
Basic and diluted:
Net increase/(decrease) in net assets resulting from operations	$1,935	$(4,093)
Weighted average common shares outstanding	6,276,081	6,193,309
Net increase/(decrease) in net assets resulting from operations per share	$0.31	$(0.66)

	For the Nine Months Ended September 30, 2016	For the Nine Months Ended September 30, 2015
Basic and diluted:
Net increase/(decrease) in net assets resulting from operations	$6,641	$(3,570)
Weighted average common shares outstanding	6,236,996	6,058,931
Net increase/(decrease) in net assets resulting from operations per share	$1.06	$(0.59)

The Fund had no potentially dilutive securities as of September 30, 2016 and September 30, 2015, resulting in the same number of shares for basic and diluted.

Note 8. Tender Offer Program

We do not currently intend to list our shares on any securities exchange and do not expect a public market for them to develop in the foreseeable future. Therefore, shareholders should not expect to be able to sell their shares promptly or at a desired price. Beginning with the fourth calendar quarter of 2013, and on a quarterly basis through June 30, 2015, the Board of Directors approved a tender offer to repurchase shares of our common stock at a price equal to 90% of our offering price on the date of repurchase. In the third quarter of 2015, the Board of Directors decided to suspend the repurchase program, as the Fund was not raising any new capital. When a tender offer is approved by the Board of Directors, we intend to limit the number of shares to be repurchased during any calendar year to 20% of the weighted average number of shares outstanding in the prior calendar year, or 5.0% in each quarter, though the actual number of shares that we offer to repurchase may be less considering the limitations noted above. We will offer to repurchase such shares on each date of repurchase at a price equal to 90% of our offering price. For the nine months ended September 30, 2016, no tender offer was approved by the Board of Directors.

The following table reflects certain information regarding the tender offers that we have conducted to date:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percent of Shares Tendered that were Repurchased	Repurchase Price Per Share	Aggregate Consideration For Repurchased Shares (‘000s)*
December 13, 2013	December 12, 2013	548	100%	$9.135	$5
March 31, 2014	March 14, 2014	550	100%	$9.135	5
June 30, 2014	June 27, 2014	34,025	100%	$9.135	319
September 30, 2014	September 30, 2014	38,482	100%	$9.000	346
December 31, 2014	December 30, 2014	6,061	100%	$8.775	55
March 31, 2015	March 30, 2015	5,811	100%	$8.775	51
June 30, 2015	June 29, 2015	215,936	69%	$8.775	1,895
September 30, 2015	September 30, 2015**	—	—	—	—
December 31, 2015	December 31, 2015**	—	—	—	—
March 31, 2016	March 31, 2016**	—	—	—	—
June 30, 2016	June 30, 2016**	—	—	—	—
September 30, 2016	September 30, 2016**	—	—	—	—
					$2,676

* The difference between an increase in treasury capital and aggregate consideration for repurchased shares is allocated to the capital/owners, equity account dealer fees.

**The Board of Directors did not declare a tender offer for the quarters ended September 30, 2015, December 31, 2015, March 31, 2016, June 30, 2016 and September 30, 2016.

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

As of September 30, 2016, the Fund has accrued $0.3 million in stockholder distributions that were unpaid. The amount with a record date in September 2016 and paid in October 2016 have been accrued in the September 30, 2016 financial statements. As of December 31, 2015, the Fund had accrued $0.3 million in stockholder distributions that were unpaid. All amounts with record dates in December 2015 and paid in January 2016 had been accrued in the December 31, 2015 financial statements.

The following table reflects the distributions per share paid or payable in cash or with the DRIP on the Fund’s common stock to date (dollars in thousands except per share amounts), as well as the source of the distributions:

Source of Distribution by Cash vs. DRIP:

		Net	Realized
		Investment	Gain From	Return of		Paid in
Period	Per Share	Income	Investments	Capital	Total	Cash	DRIP
July 12, 2012 - September 30, 2012	$0.183750	$32	$-	$18	$50	$34	$16
October 1, 2012 - December 31, 2012*	0.260750	118	-	82	200	123	77
January 1, 2013 - March 31, 2013*	0.262586	247	47	75	369	221	148
April 1, 2013 - June 30, 2013	0.186504	235	43	27	305	186	119
July 1, 2013 - September 30, 2013	0.186504	244	47	183	474	274	200
October 1, 2013 - December 31, 2013	0.186504	72	258	219	549	345	204
January 1, 2014 - March 31, 2014	0.186504	168	85	379	632	405	227
April 1, 2014 - June 30, 2014	0.186504	372	-	382	754	491	263
July 1, 2014 - September 30, 2014	0.184668	135	29	644	808	511	297
October 1, 2014 - December 31, 2014	0.181467	144	52	748	944	584	360
January 1, 2015 - March 31, 2015	0.179154	153	52	824	1,029	654	375
April 1, 2015 - June 30, 2015	0.179154	705	163	243	1,111	719	392
July 1, 2015 - September 30, 2015	0.209015	240	142	904	1,286	836	450
October 1, 2015 - December 31, 2015**	0.170315	—	68	996	1,064	685	379
January 1, 2016 – March 31, 2016 ***	0.169969	8	—	1,045	1,053	684	369
April 1, 2016 - June 30, 2016****	0.107188	—	—	669	669	452	217
July 1, 2016 - September 30, 2016*****	0.214372	131	—	1,216	1,347	934	413
TOTAL	$3.234907	$3,004	$986	$8,654	$12,644	$8,138	$4,506

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

***** For the period from July 1, 2016 to September 30, 2016, the Fund had a realized loss from investments of approximately $0.04 million. That amount is reflected on the source of distributions table below in the distributions from paid in capital amount.

The following table shows the percentage of our distributions, which have been funded from net investment income, realized capital gains and paid in capital since the inception of operations:

Percentage of Distributions by Source:

		Net	Realized	Return
		Investment	Gain From	of
Period	Per Share	Income	Investments	Capital
July 12, 2012 - September 30, 2012	$0.183750	64%	0%	36%
October 1, 2012 - December 31, 2012 *	0.260750	59%	0%	41%
January 1, 2013 - March 31, 2013*	0.262586	67%	13%	20%
April 1, 2013 - June 30, 2013	0.186504	77%	14%	9%
July 1, 2013 - September 30, 2013	0.186504	51%	10%	39%
October 1, 2013 - December 31, 2013	0.186504	4%	47%	49%
January 1, 2014 - March 31, 2014	0.186504	27%	13%	60%
April 1, 2014 - June 30, 2014	0.186504	49%	0%	51%
July 1, 2014 - September 30, 2014	0.184668	17%	3%	80%
October 1, 2014 - December 31, 2014	0.181467	15%	6%	79%
January 1, 2015 - March 31, 2015	0.179154	15%	5%	80%
April 1, 2015 - June 30, 2015	0.179154	63%	15%	22%
July 1, 2015 - September 30, 2015	0.209015	19%	11%	70%
October 1, 2015 - December 31, 2015	0.170315	—%	6%	94%
January 1, 2016 – March 31, 2016	0.169969	1%	—%	99%
April 1, 2016 - June 30, 2016	0.107188	—%	—%	100%
July 1, 2016 - September 30, 2016	0.214372	10%	—%	90%

* Includes a special distribution of $0.077 per share.

The following table reflects the sources of the cash distributions on a tax basis that the Fund has paid on its common stock (dollars in thousands) during the nine months ended September 30, 2016 and the fiscal years ended December 31, 2015, 2014 and 2013:

Source of Distributions:	Nine months ended September 30, 2016		Year ended December 31, 2015		Year ended December 31, 2014		Year ended December 31, 2013
Distributions from net investment income	$139	4.5%	$830	18.5%	$819	26.1%	$798	47.0%
Distributions from realized gains	—	—	425	9.5	166	5.3	395	23.3
Distributions from paid in capital	2,930	95.5	3,235	72.0	2,153	68.6	504	29.7
Total	$3,069	100.0%	$4,490	100.0%	$3,138	100.0%	$1,697	100.0%

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

	Offering Expenses	Net Investment Income (Loss) excluding offering costs	% Distribution from Net Investment Income (Loss) excluding offering costs	% Distributions from Realized Gains excluding offering costs	% Distributions from Paid In Capital excluding offering costs
2016	$—	$139	4%	—%	96%
2015	$96	$926	21%	9%	70%
2014	$352	$1,171	37%	5%	58%
2013	$322	$1,120	66%	23%	11%
2012	$142	$292	100%	—%	—%

Note 10.  Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2016 and 2015:

	For the Nine Months Ended September 30, 2016	For the Nine Months Ended September 30, 2015

Per share data:
Net asset value, beginning of period	$4.61	$7.34

Results of operations (1)
Net investment income	0.01	0.18
Net realized gain (loss) on investments	(2.14)	0.06
Net unrealized gain (loss) on investmentse	3.19	(0.83)
Net increase (decrease) in net assets resulting from operations	1.06	(0.59)

Stockholder distributions (2)
Distributions from net investment income	(0.02)	(0.18)
Distributions from realized gains	-	(0.06)
Distributions from capital	(0.47)	(0.33)

Net decrease in net assets resulting from stockholder distributions	(0.49)	(0.57)

Capital share transactions
Impact from issuance of common stock (3)	-	0.17
Impact from reinvestment of stockholder distributions (4)	0.07	-

Net increase in net assets resulting from capital share transactions	0.07	0.17

Net asset value, end of period	$5.25	$6.35

Shares outstanding at end of period	6,300,709	6,139,125
Total return (5)	20.66%	(8.62)%

Ratio/Supplemental data:
Net assets, end of period (in thousands)	$33,079	$38,964
Average net assets (in thousands)	$30,533	$42,296
Ratio of net investment income to average net assets (7)	0.22%	3.47%
Ratio of operating expenses to average net assets (7)	8.86%	6.57%
Portfolio turnover ratio (6)	76.41%	41.96%

(1)	The per share amounts were derived by using the weighted average shares outstanding during the period.
(2)	The per share data for distributions reflects the actual amount of distributions declared per share during the period.
(3)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Fund’s continuous offering.
(4)	The impact from reinvestment of stockholder distributions on a per share basis reflects the incremental net asset value changes as a result of the reinvestment of stockholder distributions.
(5)	Total return is calculated assuming a purchase of shares at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP.
(6)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or purchases over the average of the invested assets at fair value. Not annualized.
(7)	Ratios are annualized and calculated based on average net assets using current and prior 3 quarter’s net assets.

Note 11.  Subsequent Events

On September 29, 2016, the Fund filed a final proxy statement with the SEC to reorganize the Fund as a closed end fund that would operate as an “Interval Fund”. An Interval Fund is a closed end fund that has adopted a fundamental policy of making periodic repurchase offers of the fund’s shares pursuant to SEC Rule 23c-3. The reorganization is subject to shareholder approval. The final proxy statement was submitted to shareholders on October 7, 2016 and requests shareholder approval with the following resolutions relating to the reorganization:

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

On October 14, 2016, the Fund made an additional investment in a senior secured first lien loan of $0.8 million to GeoCommerce, Inc. The total investment in GeoCommerce, Inc. is now $3.3 million.

On October 24, 2016 and October 27, 2016, the Fund made additional investments in senior secured first lien loans of $0.3 million and $1.5 million, respectively, in Ansgar Media, LLC. The total investment in Ansgar Media, LLC is now $5.8 million.

On November 2, 2016, the Fund made an additional investment in a senior secured first lien loan of $0.8 million to Nima, LLC. The total investment in Nima, LLC is now $3.8 million.

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

The investment portfolio is recorded on a trade date basis. We determine the net asset value of our investment portfolio each quarter. Securities that are publicly-traded are valued at the reported closing price on the valuation date. Twenty-one of the forty investments were valued using the closing market price at period end September 30, 2016.

The following table presents investments that were not valued using the closing market price, as of September 30, 2016:

Portfolio Company	Asset Type	Investment Coupon Rate	Maturity Date
Affinion Group, Inc.	Equity – Common Stock	-	-
Ansgar Media, LLC - Class B Units	Equity – Preferred Stock	-	-
Ansgar Media, LLC	Senior Secured First Lien Debt	12.00%	September 18, 2017
Ansgar Media, LLC	Senior Secured First Lien Debt	12.00%	January 11, 2018
Aspire Holdings (1)	Equity – Common Stock	-	-
Aspect Software, Inc. (2)	Senior Unsecured Convertible Debt	3.00%	May 23, 2023
Claire’s Stores, Inc.	Senior Secured Second Lien Debt	8.88%	March 15, 2019
Claire’s Stores, Inc.	Senior Subordinated Debt	10.50%	June 1, 2017
Education Management, LLC	Equity – Common Stock	-	-
Education Management, LLC	Warrant	-	-
Colt Defense, LLC	Senior Unsecured Debt	8.00%	July 12, 2021
GeoCommerce, Inc.	Senior Secured First Lien Debt	12.00%	April 27, 2018
GeoCommerce, Inc.	Senior Secured First Lien Debt	12.00%	May 15, 2018
GeoCommerce, Inc.	Warrant	-	-
Logan’s Roadhouse, Inc. DIP Financing	Senior Secured Second Lien Debt	9.50%	September 30, 2017
Nima, LLC	Senior Secured First Lien Debt	12.00%	May 20, 2018
Nima, LLC	Senior Secured First Lien Debt	12.00%	August 11, 2018
Nima, LLC	Warrant	-	-
Nuverra Environmental Solutions, Inc.	Warrant	-	-

(1)	Converted from exchange of 12.00% Endeavour International Corp, senior secured first lien debt.
(2)	The original 10.63% senior secured second lien notes due on May 15, 2017 defaulted. As part of Aspect’s bankruptcy and planned reorganization process, the Fund participated in a rights offering to purchase a new 3.0% PIK senior unsecured convertible note maturing on May 23, 2023 in an effort to facilitate recovery of its previous investment in the senior secured lien notes in Aspect.

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

Portfolio and Investment Activity

During the three months ended September 30, 2016, we made $2.3 million of investments in new and existing portfolio companies and had $6.2 million in aggregate amount of exits, maturities and repayments, resulting in net repayments of $3.9 million for the period. During the three months ended September 30, 2015, we made $2.0 million of investments in new and existing portfolio companies and had $3.4 million in aggregate amount of exits and repayments, resulting in net repayments of $1.4 million for the period.

During the nine months ended September 30, 2016, we made $25.7 million of investments in new and existing portfolio companies and had $25.3 million in aggregate amount of exits, maturities and repayments, resulting in net investments of $0.4 million for the period. During the nine months ended September 30, 2015, we made $16.9 million of investments in new and existing portfolio companies and had $15.7 million in aggregate amount of exits and repayments, resulting in net investments of $1.2 million for the period.

As of September 30, 2016, we have invested an aggregate of approximately $37.2 million in forty investment positions in twenty-nine portfolio companies. On September 30, 2016, the fair value of our investment positions was $36.3 million (including money market investments and the accrued interest of $0.7 million). As of such date, our estimated gross annual portfolio yield was 9.3% and gross annual portfolio yield to maturity was 9.5% (excluding equity investments and non-accrual investments) based on the purchase price of our investments. The average duration of our debt portfolio was approximately 1.72 years. During the nine months ended September 30, 2016, six T-bills matured, we exited five portfolio companies in full and two companies in partial, for aggregate sales proceeds of $25.3 million.

The following table presents three debt investments that had not paid coupon interest as due beyond the thirty-day grace period, as of September 30, 2016. Interest on these investments was accrued through the date that the last coupon payment was received:

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

On August 8, 2016, Logan’s Roadhouse, Inc. filed for bankruptcy in Delaware.  The portfolio company entered a restructuring support agreement with revolving facility lenders and holders of over 83.9% of approximately $378.0 million in notes that will reduce debt by over $300.0 million.

The following table presents nine equity investments that are non-income producing, as of September 30, 2016:

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

The following table presents four investments that were completely written off during the nine months ended September 30, 2016:

Portfolio Company	Investment Type	Investment Coupon Rate	Maturity Date
Aspect Software, Inc.	Senior Secured Second Lien Debt	10.63%	May 15, 2017
Suntech Power Holdings Company, Ltd.	Senior Unsecured Debt	3.00%	May 15, 2013
QuickSilver Resources, Inc.	Senior Subordinated Debt	7.13%	April 1, 2016
Relativity Media, LLC - Class E Units	Equity – Preferred Stock	-	-

Relativity Media, LLC, the entity in which we made our original investment, was dissolved as part of the Relativity Media reorganization process during the nine months ended September 30, 2016. The investment was removed from the Schedule of Investments and the loss of $10.4 million was realized. The company has now emerged out of bankruptcy as a new operating company.

The following table shows the weighted average yield of our portfolio composition based on fair value at September 30, 2016:

	At September 30, 2016
	Percentage of Total Portfolio	Weighted Average Current Coupon Yield
Investments – Money Market	5.3%	—%
U.S. Government Securities	7.4	0.5
Senior Secured First Lien Debt	38.4	10.7
Senior Secured Second Lien Debt	1.9	10.7
Senior Unsecured Debt	16.4	10.3
Senior Subordinated Debt	4.0	9.6
Senior Unsecured Convertible Debt	0.7	3.0
Equity Securities	25.9	n/a
Total	100.0%	9.3	%*

* 9.3% yield is on non-defaulted, non-equity positions and excludes money market investments.

As of September 30, 2016, our non-defaulted, non-equity portfolio had a yield to maturity of 9.5%, and an average duration of 1.72 years.

The following table shows the weighted average yield of our portfolio composition based on fair value at December 31, 2015:

	At December 31, 2015
	Percentage of Total Portfolio	Weighted Average Current Coupon Yield
Investments – Money Market	18.9%	—%
U.S. Government Securities	15.0	0.2
Senior Secured First Lien Debt	27.4	9.5
Senior Secured Second Lien Debt	5.4	10.6
Senior Unsecured Debt	19.0	10.0
Senior Subordinated Debt	4.5	9.6
Equity Securities	9.8	n/a
Total	100.0%	7.6	%*

* 7.6% yield is on non-defaulted, non-equity positions and excludes money market investments.

As of December 31, 2015, our non-defaulted, non-equity portfolio had a yield to maturity of 7.6%, and an average duration of 1.80 years.

The following table shows the portfolio composition by industry grouping at fair value at September 30, 2016 (dollars in thousands):

	At September 30, 2016
	Investments at Fair Value	Percentage of Total Portfolio
Media: Broadcasting & Subscription	$8,439	23.7%
Consumer Electronics	5,000	14.1
Technology	4,605	12.9
US Government	2,688	7.6
Investments – Money Market	1,928	5.4
Aerospace and Defense	1,910	5.4
Retail	1,884	5.3
Automobile	1,701	4.8
Energy: Oil & Gas	1,613	4.5
Metals & Mining	1,541	4.3
Services: Consumer	1,409	4.0
Healthcare & Pharmaceuticals	1,082	3.0
Telecommunications	766	2.2
Media: Advertising, Printing & Publishing	618	1.7
Environmental Industries	332	0.9
Beverage, Food & Tobacco	81	0.2
Total	$35,597	100.0%

The following table shows the portfolio composition by industry grouping at fair value at December 31, 2015 (dollars in thousands):

	At December 31, 2015
	Investments at Fair Value	Percentage of Total Portfolio
Investments – Money Market	$6,210	18.9%
U.S. Government Securities	4,946	15.0
Media: Broadcasting & Subscription	4,641	14.1
Metals & Mining	2,137	6.5
Media: Advertising, Printing & Publishing	2,116	6.4
Retail	1,969	6.0
Aerospace and Defense	1,734	5.3
Telecommunications	1,640	5.0
Energy: Oil & Gas	1,593	4.8
Automobile	1,578	4.8
Services: Consumer	1,476	4.5
Healthcare & Pharmaceuticals	1,139	3.4
Hotel, Gaming & Leisure	765	2.3
Beverage, Food & Tobacco	531	1.6
Environmental Industries	457	1.4
Total	$32,932	100.0%

Our fair value of total investments was $35.6 million as of September 30, 2016 as compared to $32.9 million as of December 31, 2015. The increase in the fair value of our investments was attributable to two factors: 1) following a brief Brexit-related disruption in the market’s rally in late June, high-yield bonds posted solid gains in July and August. The asset class was bolstered by easing concerns about global economic growth, an improving backdrop for commodities, and continued accommodation by central banks; 2) increase in the valuation estimate of Ansgar Media, LLC equity based on recent financial projections provided by the company.

Discussion and Analysis of Results of Operations

Results of Operations

The results of operations are based on revenue less expenses, adjusted for the impact of the realized gain/loss and change in unrealized gain/loss on our investment portfolio. To the extent that it is expected to be received, revenue is recognized on an accrual basis. Income is earned as coupon interest adjusted for the amortization of premiums and accretion of discounts on the high-yield corporate debt investments. Expenses include professional services, management fees, administrative services, organizational and offering costs and other general and administrative. Realized gains (losses) are from investments sold, written off, or called at an advantageous price. The unrealized gain (loss) is the change in the market price on investments in the portfolio at period end, subject to significant fluctuation.

Operating results for the three and nine months ended September 30, 2016 and 2015 were as follows (dollars in thousands):

	For the Three Months Ended September 30, 2016	For the Three Months Ended September 30, 2015
Total investment income	$785	$851
Total operating expenses	654	611
Net investment income	131	240
Net realized gain (loss) from investments	(38)	142
Net unrealized appreciation (depreciation) on investments	1,842	(4,475)

Net increase (decrease) in net assets resulting from operations	$1,935	$(4,093)

	For the Nine Months Ended September 30, 2016	For the Nine Months Ended September 30, 2015
Total investment income	$2,075	$3,177
Total operating expenses	2,026	2,079
Net investment income	49	1,098
Net realized gain (loss) from investments	(13,341)	357
Net unrealized appreciation (depreciation) on investments	19,933	(5,025)

Net increase (decrease) in net assets resulting from operations	$6,641	$(3,570)

Revenues

We generated investment income of $0.8 million and $2.1 million for the three and nine months ended September 30, 2016, respectively, as compared to $0.9 million and $3.2 million for the three and nine months ended September 30, 2015, respectively. Interest revenue was $0.8 million and $2.0 million for the three and nine months ended September 30, 2016, respectively, as compared to $0.7 million and $2.3 million for the three and nine months ended September 30, 2015, respectively. The decrease in interest revenue in 2016 as compared to 2015 was attributable to an increase in debt investments placed on non-accrual status, restructuring of certain debt investments into equity investments as well as a reallocation of portfolio investments from debt investments to equity investments in 2015. Fee income was $0.03 million and $0.06 million for the three and nine months ended September 30, 2016, respectively, as compared to $0.003 million and $0.5 million for the three and nine months ended September 30, 2015, respectively. The decrease in fee income in 2016 as compared to 2015 was attributable to a 5% origination fee that was earned and immediately accrued on our investment in Relativity Media, LLC in 2015. The fee income earned on investments in 2016 was lower and is being amortized over the term of the loan instead of realized upon receipt. There was no dividend income for the three and nine months ended September 30, 2016, as compared to $0.1 million and $0.3 million for the three and nine months ended September 30, 2015. The substantial decrease in dividend income in 2016 as compared to 2015 was the result of a significant investment made by the Fund in preferred stock of Relativity Media, LLC in 2015, which was entitled to PIK cumulative dividends of 12.5% per annum on our investment amount. However, we ceased accruing dividends on our investment in Relativity Media, LLC as of July 30, 2015, when it entered Chapter 11 proceedings and was written off as of June 30, 2016.

Interest from debt investments is in the form of interest and fees earned on senior secured loans, senior secured notes, subordinated debt, senior unsecured debt, senior unsecured convertible debt and collateralized securities in our debt portfolio. Our debt portfolio constituted approximately 70.2% of investment portfolio at September 30, 2016 (excluding money market investments). The level of interest income we receive is directly related to the balance of collectible income producing investments multiplied by the weighted average yield of our investments, offset by debt investments held in non-accrual status. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases. The average balance of the debt portfolio during the nine months ended September 30, 2016 was lower than the nine months ended September 30, 2015, which was attributable to an increase in debt investments held on non-accrual status, the restructuring of certain debt instruments into equity instruments as well as a reallocation of portfolio investments from debt investments to equity investments in 2015, which resulted in the decrease in interest income in 2016 as compared to 2015. At September 30, 2016, the weighted average coupon yield of our debt investments was 9.3%, as compared to 6.5% as of September 30, 2015. For the nine months ended September 30, 2016, the average net assets were $30.5 million, as compared to $42.3 million for the nine months ended September 30, 2015.

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

Expenses

The composition of our operating expenses for the three and nine months ended September 30, 2016 and 2015 was as follows (dollars in thousands):

	For the Three Months Ended September 30, 2016	For the Three Months Ended September 30, 2015

Professional fees	$177	$149
Director fees	10	12
Insurance	29	24
Interest expense	39	6
Management fees – related parties	168	195
Administrative services – related parties	58	54
General and administrative (includes CFO salary and related party travel expenses)	136	139
Transfer agent fees	37	32
Total operating expenses	$654	$611

	For the Nine Months Ended September 30, 2016	For the Nine Months Ended September 30, 2015

Professional fees	$650	$379
Director fees	29	42
Insurance	85	72
Interest expense	165	6
Management fees – related parties	471	639
Administrative services – related parties	166	162
General and administrative (includes CFO salary and related party travel expenses)	357	558
Transfer agent fees	103	125
Offering expense	-	96
Total operating expenses	$2,026	$2,079

For the three months ended September 30, 2016 and 2015, our operating expenses were $0.7 million and $0.6 million, respectively. Included within general and administrative expenses for the three months ended September 30, 2016 and 2015 were $0.03 million and $0.03 million, respectively, for the cost of our chief financial officer’s salary reimbursed to the Manager. Also included within general and administrative expenses for the three months ended September 30, 2016 and 2015 were $0.01 million and $0.05 million, respectively, for related party travel expenses reimbursed to the Manager. For the nine months ended September 30, 2016 and 2015, our operating expenses were $2.0 million and $2.1 million, respectively. Included within general and administrative expenses for the nine months ended September 30, 2016 and 2015 were $0.1 million and $0.1 million, respectively, for the cost of our chief financial officer’s salary reimbursed to the Manager. Also included within general and administrative expenses for the nine months ended September 30, 2016 and 2015 were $0.03 million and $0.1 million, respectively, for related party travel expenses reimbursed to the Manager. The slight decrease in expenses for the nine months ended September 30, 2016 as compared to September 30, 2015 was primarily due to the fact that the Fund has not raised new capital since April 30, 2015 as our registration statement has not been declared effective by the Securities and Exchange Commission, or (“SEC”), reduced management fees as our net assets have decreased, offset by increases in professional fees attributable to litigation relating to our investment in Relativity Media, LLC. With no additional capital coming into the Fund, no offering expenses were incurred, and general and administrative expenses were less as there was less travel and conference fees.

Management fees for the three and nine months ended September 30, 2016 and 2015 remain at 2% of the net asset value. The offering costs are consistent at 1.5% of the gross closing proceeds for the three and nine months ended September 30, 2016 and 2015. However, since the Fund has not been open to new investments, there has not been any offering costs expense since June 30, 2015.

Net Investment Income

Our net investment income totaled $0.1 million and $0.2 million for the three months ended September 30, 2016 and 2015, respectively. Our net investment income totaled $0.05 million and $1.1 million for the nine months ended September 30, 2016 and 2015, respectively. Our net investment income was attributable to investment income less operating expenses for the period. For the three months ended September 30, 2016 and 2015, total investment income was $0.8 million and $0.9 million, respectively. For the same periods, the total investment income included $0.03 million and $0.003 million of non-recurring fees, respectively. For the nine months ended September 30, 2016 and 2015, total investment income was $2.1 million and $3.2 million, respectively. For the same periods, the total investment income included $0.1 million and $0.5 million of non-recurring fees.

The decrease in net investment income for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 was primarily due to the decrease in interest revenue attributable to an increase in debt investments placed on non-accrual status, restructuring of certain debt investments into equity investments as well as a reallocation of portfolio investments from debt investments to equity investments in 2015, partially offset by a decrease in total expenses. For the three months ended September 30, 2016 and 2015, total operating expenses were $0.7 million and $0.6 million, respectively. For the nine months ended September 30, 2016 and 2015, total operating expenses were $2.0 million and $2.1 million, respectively.

Net Realized Gains or Losses from Investments

For the three and nine months ended September 30, 2016, we had $6.2 million and $25.3 million of sales, maturities, write-offs and principal repayments, resulting in $0.04 million and $13.3 million of realized losses, respectively. For the three and nine months ended September 30, 2015, we had $3.4 million and $15.7 million of exits and principal repayments, resulting in $0.1 million and $0.4 million of realized gains, respectively.

Net Change in Unrealized Appreciation or Depreciation on Investments

For the three and nine months ended September 30, 2016, we experienced $1.8 million and $19.9 million of unrealized appreciation, respectively. For the three and nine months ended September 30, 2015, we experienced $4.5 million and $5.0 million of unrealized depreciation, respectively. The substantial increase in unrealized appreciation during the first three quarters of 2016 was due to four main factors.

First, despite the negative trends and volatility early in the year, the high-yield index has swiftly recovered and is now up 16.09% year–to-date. Much of this was due to the improving global market for commodities, particularly the price of oil, as well as in the metals and mining sector. High-yield bonds in both of these areas outperformed the overall market. In terms of the quality spectrum, CCC-rated bonds led the high-yield market, which underscores the healthy appetite for risk among investors in recent months. Also, following a brief Brexit-related disruption in the market’s rally in late June, high-yield bonds posted solid gains in July and August. The asset class was bolstered by easing concerns about global economic growth, an improving backdrop for commodities, a continued search for yield and continued accommodation by central banks.

Second, the Fund invested in senior secured first lien notes of two companies – GeoCommerce, Inc. and Nima, LLC, which provided the Fund with cashless warrants amounting to just over $4.1 million of unrealized appreciation.

Third, an increase in the equity value of Ansgar Media, LLC based on recently provided financial projections of the company.

Fourth, an unrealized depreciation of $10.4 million from our investment in Relativity Media, LLC was reclassified as a realized loss.

Although, there has been an increase in unrealized appreciation in fiscal 2016, our net asset value per share declined significantly since June 2015, mainly due to incurrence of a $10.4 million loss on our investment in Relativity Media, LLC Series E preferred stock. Our loss on investment in Relativity Media, LLC has been offset to some extent by unrealized appreciation in few of our portfolio investments including, Ansgar Media, LLC; Geocommerce, Inc. and Nima, LLC. Also, we are taking a conservative estimate on the equity value of Ansgar Media, LLC, which if valued at full value will completely offset the realized loss on investment in Relativity Media, LLC. We initially acquired a 25% equity interest in Ansgar Media, LLC in connection with senior secured debt investments. Ansgar Media, LLC has since raised initial equity financing at a pre-money equity valuation of $40.0 million. While Ansgar is ahead of its business plan operationally, we have used an enterprise valuation of $25.0 million, which has resulted in a net equity ownership value of $3.5 million based upon a current 24.4% equity ownership interest in Ansgar and after applying an illiquidity discount of 30%. Below is a table that shows our pro forma NAV per share if our investment in Ansgar Media, LLC is valued at full value:

Adjusted Pro Forma NAV per share (non-GAAP)
Current NAV per share	$5.25
Ansgar Equity Ownership post Equity raise (in millions)	$10.00
Adjusted NAV per share	$6.28

The unrealized appreciation in fiscal year 2016 has been partially offset by substantial increase in net realized loss mainly due to writing off four of our investments completely, including a $10.4 million loss on our investment in Relativity Media, LLC Series E preferred stock. Some portion of unrealized depreciation in fiscal year 2015 was because we encountered greater than average declines in certain positions that were caused by conditions unique to the company or industry. We had a number of positions that either initiated a restructuring of their indebtedness (either in Chapter 11 bankruptcy or prepackaged bankruptcy) or announced that they were considering a restructuring. Such announcements generally reduce liquidity in the secondary market creating greater mispricing in underlying bonds. Until the bankruptcy or other restructuring process is complete, it becomes difficult to ascertain whether some of these positions will result in a loss of principal or full recovery of principal given their position in the capital structure of the issuer and the underlying asset values. Generally, we expect much higher recoveries or full payment for senior secured first lien type bonds, as compared to senior secured second lien or unsecured bonds for defaulted bonds.

Changes in Net Assets from Operations

For the three and nine months ended September 30, 2016, we recorded a net increase in net assets resulting from operations of $1.9 million and $6.6 million, respectively. For the three and nine months ended September 30, 2016, this increase is mainly due to net unrealized appreciation of $1.8 million and $19.9 million, respectively, and net investment income of $0.1 million and $0.05 million, respectively, partially offset by net realized loss from investments of $0.04 million and $13.3 million, respectively, on our portfolio investments. This increase is largely due to a strong rally in high yield markets because of increases in the market price of oil, easing concerns about global economic growth, a continued search for yield and continued accommodation by central banks and the completion of restructuring plans by a few of our bond investment companies. Overall, the portfolio experienced a market value increase, with an increase in net unrealized appreciation on investments of $19.9 million for the nine months ended September 30, 2016. Based on 6,276,081 and 6,236,996 weighted average common shares outstanding for the three and nine months ended September 30, 2016, our per share net increase in net assets resulting from operations was $0.31 and $1.06, respectively.

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

Liquidity and Capital Resources

On August 4, 2015, we entered an agreement with Wells Fargo Advisors, LLC for obtaining a revolving line of credit. The amount we can borrow is based upon the value of cash deposited in an account at Wells Fargo Advisors, LLC and the treasury notes that Wells Fargo purchases, which serve as collateral for the loan. On August 27, 2015, we initially drew down $2.0 million. As of December 31, 2015, the outstanding balance was $4.5 million. As of September 30, 2016, the outstanding balance under this credit line was $2.5 million. The interest rate on the outstanding balance is a negotiated rate based on our assets under management with Wells Fargo Advisors, LLC and is currently 3.00%. The term of the line of credit is indefinite and may be terminated by us or Wells Fargo Advisors, LLC at any time.

On September 10, 2015, we entered an agreement with Morgan Stanley Private Bank, N.A. The amount we can borrow is based upon the value of cash deposited in an account at Morgan Stanley Private Bank, N.A., which serves as a collateral for the loan. The maximum amount, which we may borrow under the line of credit, is $1.8 million. As of September 30, 2016, there was no outstanding balance under this credit line and the account was closed.

We generate cash primarily from the net proceeds of our ongoing continuous public offering and from cash flows from fees, interest and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. On July 10, 2012, we satisfied our minimum offering requirement of raising gross offering proceeds in excess of $1.0 million from persons who are not affiliated with us or our Manager, and commenced operations. As of September 30, 2016, we had issued 6.6 million shares of common stock, including 0.5 million shares under our distribution reinvestment plan (“DRIP”) less 0.3 million shares redeemed under our tender offer. As of September 30, 2016, we had received gross proceeds from our continuous offering of total $65.2 million, including $4.4 million under our DRIP less $2.9 million paid to redeem shares in our quarterly tenders.

When the Fund is open to new business, we sell our shares on a continuous basis. On May 23, 2016, the Board of Directors of the Fund and the Pricing Committee of the Board made a final decision to approve a price reduction from $9.25 to $8.75 per share. On November 24, 2015, the Board of Directors of the Fund and the Pricing Committee of the Board had approved a price reduction from $9.75 to $9.25 per share effective for the Funds next closing date and next declared distribution date. To the extent that our net asset value per share increases, we will sell at a price necessary to ensure that our shares are not sold at a price, after deduction of selling commissions and dealer manager fees that is below our net asset value per share. However, since April 30, 2015, we have not been able to sell any shares in our continuous offering because our registration statement has been under review by the SEC.

Prior to investing in portfolio securities, we invest cash primarily in money market funds that invest in U.S. government securities and high-quality debt instruments maturing in one year or less from the time of investment. As of September 30, 2016, and December 31, 2015, we had $1.9 million and $6.2 million, respectively, invested in money market investments pending investment in debt instruments.

For the nine months ended September 30, 2016, we experienced a net decrease in money market investments of $4.3 million. For the nine months ended September 30, 2016, approximately $4.1 million was used for our financing activities, which primarily consisted of $10.4 million repayments of the priority credit line and $2.1 million in distributions, partially offset by $8.3 million received through the priority credit line. We generated approximately $4.1 million of cash provided by our operating activities mainly as the result of the receipt of proceeds from the sale of, repayment of and principal payments on portfolio debt investments of $25.3 million and realized gains of $13.3 million, partially offset by the purchase of new portfolio debt investments of $25.7 million.

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

When we commenced operations, we initiated a policy of declaring semi-monthly distributions at an annual distribution rate of 7.35% per annum of our offering price. We have authorized, declared and paid distributions to our shareholders at that rate on a semi-monthly basis beginning in July 2012, then changed to a monthly distribution beginning in August 2015. Based upon our current level of operations, we estimate that about 90.0% of our distributions will constitute a return of capital. Our distributions historically have not been based on our investment performance. Prior to September 2013, our distributions were supported by our Manager in the form of operating expense support payments to us, and a portion of our distributions constituted a return of capital. Since September 2013, we have not had an expense support agreement with our Manager and as a result a greater portion of our distributions have constituted a return of capital. A return of capital generally is a return of your investment rather than a return of earnings or gains derived from our investment activities constitutes the return of capital previously paid to us for shares of our common stock.

The following table shows the percentage of our distributions, which have been funded from net investment income, realized capital gains and paid in capital since the inception of operations:

		Net	Realized	Return
		Investment	Gain From	of
Period	Per Share	Income	Investments	Capital
July 12, 2012 - September 30, 2012	$0.183750	64%	—%	36%
October 1, 2012 - December 31, 2012*	0.260750	59%	—%	41%
January 1, 2013 - March 31, 2013*	0.262586	67%	13%	20%
April 1, 2013 - June 30, 2013	0.186504	77%	14%	9%
July 1, 2013 - September 30, 2013	0.186504	51%	10%	39%
October 1, 2013 - December 31, 2013	0.186504	4%	47%	49%
January 1, 2014 - March 31, 2014	0.186504	27%	13%	60%
April 1, 2014 - June 30, 2014	0.186504	49%	—%	51%
July 1, 2014 - September 30, 2014	0.184668	17%	3%	80%
October 1, 2014 - December 31, 2014	0.181467	15%	6%	79%
January 1, 2015 - March 31, 2015	0.179154	15%	5%	80%
April 1, 2015 - June 30, 2015	0.179154	63%	15%	22%
July 1, 2015 - September 30, 2015	0.209015	19%	11%	70%
October 1, 2015 - December 31, 2015 **	0.170315	—%	6%	94%
January 1, 2016 – March 31, 2016 ***	0.169969	1%	—%	99%
April 1, 2016 – June 30, 2016****	0.107188	—%	—%	100%
July 1, 2016 – September 30, 2016*****	0.214372	10%	—%	90%

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

***** For the period from July 1, 2016 to September 30, 2016, the Fund had a realized loss from investments of approximately $0.04 million. That amount is reflected on the source of distributions table below in the distributions from paid in capital amount.

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

Each year a statement on Internal Revenue Service Form 1099-DIV (or such successor form) identifying the source of the distribution (i.e., paid from ordinary income, paid from net capital gain on the sale of securities, or a return of capital) will be mailed to our shareholders. We expect to continue paying distributions at the same distribution rate, based on the current offering price, and that a substantial part of those distributions will constitute a return of capital for the foreseeable future. Furthermore, our ability to generate net investment income sufficient to cover our monthly dividend has been hindered by the fact that we have several investments that are on non-accrual status, and because we hold more equity investments that do not generate regular interest or dividend income. Our distributions will continue to constitute a return of capital until our net investment income is sufficient to support our distribution rate, which will probably not occur until our Manager enters an expense support agreement with us, our mix of interest and dividend paying assets increase, or our assets increase enough to lower our expense ratio, which we do not expect to occur until we have significantly more net assets than we do at present. As a result, for the foreseeable future, a significant portion of the distributions we make will represent a return of capital for tax purposes. The tax basis of shares must be reduced by the amount of any return of capital distributions, which will result in an increase in the amount of any taxable gain (or a reduction in any deductible loss) on the sale of shares.

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

The following table reflects the sources of the cash distributions on a tax basis that the Fund has paid on its common stock (dollars in thousands) during the nine months ended September 30, 2016 and fiscal years ended December 31, 2015, 2014 and 2013:

Source of Distributions:	Nine months ended September 30, 2016		Year ended December 31, 2015		Year ended December 31, 2014		Year ended December 31, 2013
Distributions from net investment income	$139	4.5%	$830	18.5%	$819	26.1%	$798	47.0%
Distributions from realized gains	—	—	425	9.5	166	5.3	395	23.3
Distributions from paid In capital	2,930	95.5	3,235	72.0	2,153	68.6	504	29.7
Total	$3,069	100.0%	$4,490	100.0%	$3,138	100.0%	$1,697	100.0%

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

We are in a fund raising stage. As such, we incur offering expenses of 1.5% of the gross offering proceeds. The chart below shows the percentages of distributions from Net Investment Income excluding offering costs:

	Offering Expenses	Net Investment Income (Loss) excluding offering costs	% Distribution from Net Investment Income (Loss) excluding offering costs	% Distributions from Realized Gains excluding offering costs	% Distributions from Paid In Capital excluding offering costs
2016	$—	$139	4%	—%	96%
2015	$96	$926	21%	9%	70%
2014	$352	$1,171	37%	5%	58%
2013	$322	$1,120	66%	23%	11%
2012	$142	$292	100%	0%	0%

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

Related-Party Transactions and Agreements

We have entered agreements with the Manager, whereby we pay certain fees and reimbursements. These include payments to our Manager for reimbursement of organization and offering costs. In addition, we make, payments for certain services that include, but are not limited to, the identification, execution, and management of our investments and the management of our day-to-day operations provided to us by our Manager, pursuant to various agreements that we have entered into. See Note 4 to the financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding such contractual obligations.

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

The compensation we pay to our Manager was not entered on an arm’s-length basis with unaffiliated third parties. As a result, the form and amount of such compensation may be less favorable to us than they might have been had they been entered into through arm’s-length transactions with unaffiliated parties. See “Contractual Obligations” for a discussion of the investment advisory agreement we have with the Manager.

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

Due from related party consists of $90,000 of true up for management fees from writing down certain portfolio investments at the end of a quarter in prior quarters, allocating $67,000 in Blue Sky state filing fee to our Manager, instead of the Fund for offering costs, $13,000 in allocation of the Directors and Officers insurance policy costs to our Manager, and $90,000 in expenses related to legal and other operational costs allocated to Manager instead of the Fund.

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

Assuming that our current financial condition were to remain constant and no actions were taken to alter our existing interest rate sensitivity, a 100 basis point move in interest rates up or down from the September 30, 2016 levels would result in a decrease or an increase in net asset value of $0.6 million or 1.7%.

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

Change in Internal Control over Financial Reporting

No change in internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the nine months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Part II

OTHER INFORMATION

Item 1. Legal Proceedings

On July 30, 2015, Relativity Media, LLC (“Relativity”) filed a voluntary Chapter 11 case in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The Fund owns 855,079 shares of Series E Preferred Stock of Relativity. On October 19, 2015, Relativity filed an adversary proceeding against VII Peaks Capital, LLC (“VII Peaks”) in the Bankruptcy Court, styled Relativity Fashion, LLC, et al. v. VII Peaks Capital, LLC, Adversary No. 15-1361 (the “Adversary Proceeding”), alleging that our investment manager, VII Peaks breached a commitment to provide $30.0 million of financing as part of a proposed reorganization of Relativity. The Fund was not named as a defendant in the Adversary Proceeding. On October 20, 2015, Relativity sought and obtained from the Bankruptcy Court an ex parte temporary restraining order (the “TRO”) that barred VII Peaks and “its agents, servants, officers, employees and attorneys, and all persons in active concert or participation with them from transferring, assigning, encumbering, or taking any other action with respect to any and all funds” in the US Bank and Wells Fargo accounts which belong to the Fund. Neither the Fund nor VII Peaks were provided with prior notice of the hearing on the TRO or was present at the hearing. The two accounts affected by the TRO contained substantially all of the Fund’s assets. The TRO was dissolved pursuant to a Stipulation and Agreed Order entered by the Bankruptcy Court on October 28, 2015 (the “Stipulation”), pursuant to which the parties agreed to engage in negotiations to resolve their dispute. As part of the Stipulation, VII Peaks agreed to cause its clients to deposit $3.0 million in escrow with its counsel while negotiations are pending, of which $2.5 million was provided by the Fund. The negotiations did not result in a settlement, and the funds in escrow were returned to VII Peaks as of December 15, 2015.

Relativity then filed a reorganization plan, which provided that the Series E preferred stock would receive no consideration under the plan. The Fund filed an objection to the plan. On February 2, 2016, at the hearing on confirmation Relativity’s plan, VII Peaks and Relativity reached a memorandum of understanding regarding a settlement of Relativity’s claims against the VII Peaks and the Fund, as well as the Fund’s objection to the plan. On March 18, 2016, the Bankruptcy Court approved Relativity’s plan of reorganization, and Relativity emerged from bankruptcy in April 14, 2016.

The proposed settlement with Relativity received opposition from certain of Relativity's creditors, and as a result Relativity decided not to submit the settlement for bankruptcy court approval.  As a result, VII Peaks continued to defend the lawsuit. On March 1, 2016, VII Peaks filed a motion for summary judgment to dismiss Relativity’s adversarial complaint. In June 2016, Relativity filed a response to VII Peaks’ motion, and in July 2016 VII Peaks filed a reply to Relativity’s response.

On November 2, 2016, Relativity filed a motion with the Bankruptcy Court to approve a settlement with VII Peaks under Bankruptcy Rule 9019. Under the settlement, Relativity would dismiss all claims against VII Peaks and the funds it manages in consideration for the entry by Relativity into an Output Distribution Agreement with Divine Distribution, LLC, an affiliate of VII Peaks. Under the Output Distribution Agreement, Relativity grants two US output distribution slots per year for five years for films to be distributed by Relativity in exchange for a prescribed fee. A hearing to approve the settlement agreement is scheduled for December 15, 2016. If the settlement is not approved by the bankruptcy court, Relativity’s claims against VII Peaks will be assigned to a litigation trust created under Relativity’s plan to hold and prosecute a variety of claims held by Relativity’s bankruptcy estate.

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

VII Peaks Co-Optivist Income BDC II, Inc.

Date: November 14, 2016	By	/s/ Gurpreet S. Chandhoke
Gurpreet S. Chandhoke
Chairman of the Board of Directors,
Chief Executive Officer and President
(Principal Executive Officer)

VII Peaks Co-Optivist Income BDC II, Inc.

Date: November 14, 2016	By	/s/ Michelle E. MacDonald
Michelle E. MacDonald
Chief Financial Officer,
Treasurer and Secretary
(Principal Financial Officer and Principal
Accounting Officer)

