Form 10-Q/A
period 2016-06-30
VII Peaks Co-Optivist Income BDC II, Inc.
filed 2017-05-25
CIK 1527385

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐	Emerging growth company ☒
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding as of August 17, 2016 was 6,275,853.

Explanatory Note

This Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q of VII Peaks Co-Optivist Income BDC II, Inc. (the “Fund”) for the six months ended June 30, 2016 (the “Quarterly Period”), as originally filed with the Securities and Exchange Commission (the “SEC”) on August 17, 2016 (the “Original Report”), is being filed to amend Items 1, 2 and 4 of the Original Report to restate the Fund’s previously issued financial statements for the Quarterly Period and to revise related disclosures, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the Quarterly Period and management’s assessment of its internal controls and procedures.

As more fully described in Note 3 to the accompanying financial statements, the restatement corrects an error in accounting for certain warrants received in connection with direct loans made by the Fund. The restatement reflects an assignment of a cost to the warrants based upon their fair value on the date of receipt to the total fair value of the debt and warrants received. The difference between the face amount of the debt and its recorded cost resulting from the assignment of value to the warrants is to be treated as original issue discount and accreted into interest income over the life of the loan.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2016

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share data)

	As of
	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS

Investments, at fair value
Non-controlled/non-affiliate investments (cost of $35,167 and $46,210, respectively)	$29,583	$22,620
Affiliate investments (cost of $4,000 and $2,000, respectively)	6,102	4,102
Investments, money market at fair value (cost of $1,736 and $6,210, respectively)	1,736	6,210
Total investments, at fair value	37,421	32,932
Interest receivable	442	529
Prepaid expenses	19	12
Origination fee receivable	60	63
Due from related party, net	257	153
Total assets	$38,199	$33,689

LIABILITIES
Priority credit line -Wells Fargo	$5,130	$4,531
Interest payable	2	1
Deferred loan fee	161	50
Prepaid interest from investments (includes prepaid interest of $217 from Nima, LLC, $249 from GeoCommerce Inc. and $167 from Ansgar Media, LLC)	633	-
Accounts payable and accrued liabilities	92	267
Stockholder distributions payable	-	350
Total liabilities	$6,018	$5,199

NET ASSETS
Common stock, par value, $.001 per share, 200,000,000 authorized; 6,263,323 and 6,181,515 shares issued and outstanding, respectively	6	6
Paid-in capital in excess of par value	59,567	58,860
Treasury stock at cost, 301,413 and 301,413 shares, respectively	(2,891)	(2,891)
Accumulated distribution in excess of net investment income and net realized gain (loss) on investments	(21,019)	(5,997)
Net unrealized depreciation on investments	(3,482)	(21,488)
Total net assets	32,181	28,490
Total liabilities and net assets	$38,199	$33,689

Net asset value per share	$5.14	$4.61

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended June 30,	For the Three Months Ended June 30,	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2016	2015	2016	2015

Investment income:
Interest from investments
Non-controlled/non-affiliate investments	$605	$854	1,109	1,768
Affiliate investments	120	-	233	-
Fee income
Non-controlled/non-affiliate investments	-	545	-	545
Affiliate investments	14	-	34	-
Other income
Non-controlled/non-affiliate investments	-	13	-	13
Total investment income	$739	$1,412	$1,376	$2,326

Operating expenses:
Professional fees	294	134	472	230
Directors fees	11	12	19	30
Insurance	29	24	56	48
Interest expense	52	-	127	-
Management fees - related parties	161	229	303	444
Administrative services - related parties	54	54	108	108
General and administrative (includes $30, $30, $60 and $60 of CFO salary (accounting) and $8, $28, $20 and $57 of related party travel expenses, respectively)	104	167	222	419
Transfer agent fees	38	47	66	93
Offering expense	-	40	-	96
Total operating expenses	743	707	1,373	1,468

Net investment income (loss)	(4)	705	3	858

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) from investments	(12,603)	163	(13,303)	215
Net unrealized appreciation (depreciation) on investments	16,735	(526)	18,006	(550)
Net realized and unrealized gain (loss) on investments	4,132	(363)	4,703	(335)

Net increase in net assets resulting from operations	$4,128	$342	$4,706	$523

Per share information - basic and diluted:
Net investment income (loss)	$-	$0.11	$-	$0.14
Net increase in net assets resulting from operations	$0.66	$0.06	$0.76	$0.09
Weighted average common shares outstanding	$6,237,728	$6,199,493	$6,217,239	$5,965,660

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share and per share data)

(unaudited)

	For the Six Months Ended June 30, 2016	For the Six Months Ended June 30, 2015

Operations:
Net investment income	$3	$858
Net realized gain (loss) from investments	(13,303)	215
Net unrealized appreciation (depreciation) on investments	18,006	(550)
Net increase in net assets from operations	4,706	523
Stockholder distributions:
Distributions from net investment income	(8)	(858)
Distributions from net realized gain on investments	-	(215)
Distributions from paid in capital	(1,714)	(1,067)
Net decrease in net assets from stockholder distributions	(1,722)	(2,140)
Capital share transactions:
Issuance of common stock, net of issuance costs	-	6,072
Reinvestment of stockholder distributions	707	766
Treasury capital/redemptions	-	(59)
Net increase in net assets from capital share transactions	707	6,779

Total increase in net assets	3,691	5,162
Net assets at beginning of period	28,490	40,688
Net assets at end of period	$32,181	$45,850

Net asset value per common share	$5.14	$7.26
Common shares outstanding at end of period	$6,263,323	6,313,300

Accumulated distribution in excess of net investment income and net realized gain on investments	$(21,019)	$(3,829)

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended June 30, 2016	For the Six Months Ended June 30, 2015

Operating activities:
Net increase in net assets from operations	$4,706	$523
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Net accretion of discounts and amortization of premiums	(88)	49
Repayments of investments	19,146	12,295
Purchase of investments	(23,318)	(14,892)
Repayments of investments - money market	20,711	15,310
Purchase of investments - money market	(16,237)	(17,473)
Net realized (gain) loss from investments	13,303	(215)
Net unrealized (appreciation) depreciation on investments	(18,006)	550
Proceeds from loan fees received	135	-
Accretion of deferred loan fees	(24)	-
(Increase) decrease in operating assets:
Interest receivable	86	160
Prepaid expenses	(7)	(24)
Due from related party, net	(104)	158
Origination fee receivable	3	(263)
Receivable for common stock purchased	-	614
Increase (decrease) in operating liabilities:
Payable for unsettled trades	-	(1,340)
Management fees payable	-	(7)
Prepaid interest from investments	633	-
Accounts payable and accrued liabilities	(175)	(109)
Interest payable	1	-
Net cash provided by (used in) operating activities	765	(4,664)

Financing activities:
Proceeds from issuance of shares of common stock, net	-	6,072
Stockholder distributions	(1,364)	(1,349)
Treasury stock, net of redemption of common stock	-	(59)
Borrowings - priority credit line	7,493	-
Repayments - priority credit line	(6,894)	-
Net cash provided by (used in) financing activities	(765)	4,664

Net change in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

Supplemental non-cash information:
Distribution reinvestment plan distribution payable	$-	$66
Cash distribution payable	$-	$122
Distribution reinvestment plan distribution paid	$707	$766

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

SCHEDULE OF INVESTMENTS

(dollars and shares in thousands)

(unaudited)

June 30, 2016

Portfolio Company	Industry	Investment Coupon Rate, Maturity Date	Principal / No. of Shares	Amortized Cost	Fair Value	% of Net Assets
Senior Secured First Lien Debt - 43.4% (b)
American Media, Inc.	Media: Advertising, Printing & Publishing	11.50%, 12/15/2017	$1,320	$1,353	$1,366	4.3%
Ansgar Media, LLC (e)	Media: Broadcasting & Subscription	12.00%, 1/11/2018	2,000	2,000	2,000	6.2%
Ansgar Media, LLC (e)	Media: Broadcasting & Subscription	12.00%, 9/8/2017	2,000	2,000	2,000	6.2%
APX Group, Inc.	Services: Consumer	6.38%, 12/1/2019	825	825	812	2.5%
GeoCommerce Inc.	Technology	12.00%, 5/15/2018	1,000	676	1,000	3.1%
GeoCommerce Inc.	Technology	12.00%, 4/27/2018	1,500	767	1,500	4.7%
Nima LLC	Consumer Goods	12.00%, 5/20/2018	2,000	1,028	2,000	6.2%
Goodman Networks, Inc.	Telecommunications	12.13%, 7/1/2018	800	830	406	1.3%
Kratos Defense & Security Solutions, Inc.	Aerospace and Defense	7.00%, 5/15/2019	1,112	998	862	2.7%
Titan International Inc.	Automobile	6.88%, 10/1/2020	1,500	1,400	1,290	4.0%
Toys R Us Property Co II LLC	Retail	8.50%, 12/1/2017	725	731	722	2.2%
Sub Total Senior Secured First Lien Debt			$14,782	$12,608	$13,958	43.4%

Senior Secured Second Lien Debt - 2.3% (b)
Nuverra Environmental Solutions, Inc.	Environmental Industries	12.50%, 4/15/2022	$1,325	$1,366	$480	1.5%
Claire's Stores, Inc.	Retail	8.88%, 3/15/2019	825	811	169	0.5%
Logan's Roadhouse, Inc. (g)	Beverage, Food & Tobacco	10.75%, 10/15/2017	770	722	85	0.3%
Saratoga Resources, Inc. (c)	Energy: Oil & Gas	12.50%, 7/1/2016	885	912	1	0.0%
Sub Total Senior Secured Second Lien Debt			$3,805	$3,811	$735	2.3%

Senior Unsecured Debt - 20.7% (b)
APX Group, Inc.	Services: Consumer	8.75%, 12/1/2020	$575	$557	$529	1.6%
Caesar's Entertainment Corp. (a)(c)(f)	Hotel, Gaming & Leisure	10.75%, 2/1/2016	495	451	297	0.9%
Clear Channel Communications	Media: Broadcasting & Subscription	10.00%, 1/15/2018	1,400	1,364	707	2.2%
Colt Defense LLC	Aerospace and Defense	8.00%, 7/21/2021	132	1,031	132	0.4%
DynCorp International Inc.	Aerospace and Defense	11.88%, 11/30/2020	1,012	1,026	845	2.6%
Gymboree Corp.	Retail	9.13%, 12/1/2018	810	779	496	1.5%
Ryerson Inc./Joseph T Ryerson & Son, Inc.	Metals & Mining	11.25%, 10/15/2018	1,500	1,523	1,402	4.4%
Seitel, Inc.	Energy: Oil & Gas	9.50%, 4/15/2019	1,575	1,575	1,079	3.4%
Toys R Us Inc.	Retail	10.38%, 8/15/2017	860	821	849	2.7%
UCI International Inc (c)	Automobile	8.63%, 2/15/2019	1,400	1,354	329	1.0%
Sub Total Senior Unsecured Debt			$9,759	$10,481	$6,665	20.7%

Senior Subordinated Debt - 4.3% (b)
Claires Stores, Inc.	Retail	10.50%, 6/1/2017	$715	$713	$390	1.2%
DJO Finance, LLC.	Healthcare & Pharmaceuticals	10.75%, 4/15/2020	1,265	1,317	1,013	3.1%
Sub Total Senior Subordinated Debt			$1,980	$2,030	$1,403	4.3%

Senior Unsecured Convertible Debt - 0.8% (b)
Aspect Software, Inc.	Telecommunications	3.00%, 5/23/2023	$244	$244	$244	0.8%
Sub Total Senior Unsecured Convertible Debt			$244	$244	$244	0.8%

Equity Securities - 23.8% (b)
Affinion Group, Inc. (c)	Media: Advertising, Printing & Publishing		13	$689	$816	2.5%
Aspire Holdings (c)	Energy: Oil & Gas		5	551	525	1.6%
Education Management LLC (c)	Services: Consumer		2,530	4	64	0.2%
NII Holdings, Inc. (a)(c)	Telecommunications		17	768	53	0.2%
Total Common Stock				2,012	1,458	4.5%

Ansgar Media, LLC - Class B Units (c)(d)(e)	Media: Broadcasting & Subscription		-	-	2,102	6.5%
Total Preferred Stock				-	2,102	6.5%

GeoCommerce Inc. (c)	Technology		500	1,114	2,105	6.5%
Nuverra Environmental Solutions Inc. (c)	Environmental Industries		61	-	1	0.0%
Nima LLC (c)	Consumer Electronics		2,000	1,000	2,000	6.3%
Education Management LLC (c)	Services: Consumer		1,554	876	-	0.0%
Total Warrants				2,990	4,106	12.8%

Sub Total Equity Securities				$5,002	$7,666	23.8%

U.S. Government Securities - 15.6% (b)
U.S. Treasury Bill		0.75%, 04/15/18	$5,000	$4,991	$5,014	15.6%
Sub Total U.S. Government Securities			$5,000	$4,991	$5,014	15.6%

Investments - Money Market - 5.4% (b)
Investments - U.S. Bank Money Market		0.10%	$190	$190	$190	0.6%
Investments - Wells Fargo Money Market		0.01%	1,546	1,546	1,546	4.8%
Sub Total Investments - Money Market			$1,736	$1,736	$1,736	5.4%

TOTAL INVESTMENTS - 116.3% (b)				$40,903	$37,421	116.3%

(a)	Represents a non-qualifying investment as defined under Section 55 (a) of the Investment Company Act of 1940, as amended. Non-qualifying investments represent 0.9% of the Company's portfolio at fair value. As a BDC, the Company can only invest 30% of its portfolio in non-qualifying assets.
(b)	Percentages are based on net assets of $32,181 as of June 30, 2016.
(c)	Non-income producing as of June 30, 2016.
(d)	2,500 Class B Units, which are not entitled to an allocation of profits or losses until the earlier to occur of 9/30/2020 or a change of control of Ansgar.
(e)	As defined in the 1940 Act, Affiliated Investments are defined as those Non-Control Investments in companies in which we own between 5.0% and 25.0% of the voting securities.
(f)	In maturity default.
(g)	Non-income producing as of June 30, 2016. On August 8, 2016, filed for bankruptcy in Delaware. The company is initial stages of its restructuring process.

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

Our total investment income was $0.7 million and $1.4 million for the three and six months ended June 30, 2016, as compared to $1.4 million and $2.3 million for the three and six months ended June 30, 2015, respectively. The decrease in 2016 as compared to 2015 was attributable to an increase in debt investments placed on non-accrual status, restructuring of certain debt investments into equity investments as well as a reallocation of portfolio investments from debt investments to equity investments. At June 30, 2016, the weighted average coupon yield was 8.6%, as compared to 9.5% as of June 30, 2015. Based on current and prior three quarter’s net assets, average net assets as of June 30, 2016 were $32.0 million, as compared to $42.1 million as of June 30, 2015.

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

Note 3. Restatement of previously issued financial statements

We determined that we had incorrectly accounted for certain warrants received in connection with direct loans that we made. Specifically, we did not assign a cost to the warrants based upon their fair value on the date of receipt relative to the total fair value of the debt and warrants received. The difference between the face amount of the debt and its recorded cost resulting from the assignment of value to the warrants is to be treated as original issue discount, and accreted into interest income over the life of the loan. For the quarter ended June 30, 2016, compared to what was previously reported, our restated net investment income increased by $85,065 and our unrealized appreciation decreased by the same amount. There was no effect on our net asset value per share (NAV) for the period.

We have restated our financial statements and related footnotes for the three and six months ended June 30, 2016. The following tables reconcile the amounts as previously reported in the applicable financial statement to the corresponding restated amounts included in this Quarterly Report on Form 10-Q/A (in thousands, except per share data).

	As of June 30, 2016
	As previously reported	As restated
Statement of Assets and Liabilities
Accumulated distribution in excess of net investment income and net realized gain (loss) on investments	$(21,104)	$(21,019)
Net unrealized depreciation on investments	(3,397)	(3,482)

	For the Three Months Ended June 30, 2016
	As previously reported	As restated
Statement of Operations
Interest from investments	$640	$725
Net unrealized appreciation on investments	16,820	16,735
Net investment loss	(90)	(4)

	For the Six Months Ended June 30, 2016
	As previously reported	As restated
Statement of Operations
Interest from investments	$1,257	$1,342
Net unrealized appreciation on investments	18,091	18,006
Net investment income (loss)	(82)	3

Note 4. Valuation of Portfolio Investments

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single net present value amount (discounted) calculated based on an appropriate discount rate.

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

Changes in Level 3 assets measured at fair value for the six months ended June 30, 2016 are as follows (dollars in thousands):

	Fair Value at December 31, 2015	Reclassification	Purchases (Sales and Settlement)(1)	Amortization and Accretion of Fixed Income Premiums and Discounts	Realized and Unrealized Gains (Losses)	Fair Value at June 30, 2016	Change in Unrealized Appreciation (Depreciation) for Investments held as of June 30, 2016
Senior Secured First Lien Debt	$2,525	$(525)	$4,386	$85	$2,029	$8,500	$2,029
Senior Secured Second Lien Debt	8	-	(8)	-	-	-	-
Senior Unsecured Debt	132	-	-	2	(2)	132	(2)
Senior Unsecured Convertible Debt	-	-	244	-	-	244	-
Equity Securities	3,126	525	2,114	-	1,848	7,613	1,848
Total	$5,791	$-	$6,736	$87	$3,875	$16,489	$3,875

(1)  Includes purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization, PIK interest, net proceeds from investments sold and principal payments received.

Realized and unrealized gains and losses are included in net realized gain (loss) from investments and net unrealized appreciation (depreciation) on investments in the statements of operations. The change in unrealized appreciation for Level 3 investments still held as of June 30, 2016 of $3.9 million is included in net unrealized appreciation (depreciation) on investments in the statements of operations for the six months ended June 30, 2016.

Changes in Level 3 assets measured at fair value for the year ended December 31, 2015 are as follows (dollars in thousands):

	Fair Value at December 31, 2014	Transfers in/(out)	Purchases (Sales and Settlement) (1)	Amortization and Accretion of Fixed Income Premiums and Discounts	Realized and Unrealized Gains (Losses)	Fair Value at December 31, 2015	Change in Unrealized Appreciation (Depreciation) for Investments held as of December 31, 2015
Senior Secured First Lien Debt	$578	$—	$2,000	$—	$(53)	$2,525	$(53)
Senior Secured Second Lien Debt	239	—	—	—	(231)	8	(231)
Senior Unsecured Debt	—	132	—	(43)	43	132	43
Equity Securities	874	816	10,400	(18)	(8,946)	3,126	(8,946)
Total	$1,691	$948	$12,400	$(61)	$(9,187)	$5,791	$(9,187)

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

The composition of the Fund’s investments as of June 30, 2016, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Investments – Money Market	$1,736	$1,736	4.6%
Senior Secured First Lien Debt	12,608	13,958	37.3
Senior Secured Second Lien Debt	3,811	735	2.0
Senior Unsecured Debt	10,481	6,665	17.8
Senior Subordinated Debt	2,030	1,403	3.7
Senior Unsecured Convertible Debt	244	244	0.7
U.S. Government Securities	4,991	5,014	13.4
Equity Securities	5,002	7,666	20.5
Total	$40,903	$37,421	100.0%

The composition of the Fund’s investments as of December 31, 2015, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Investments – Money Market	$6,210	$6,210	18.9%
Senior Secured First Lien Debt	10,826	9,008	27.4
Senior Secured Second Lien Debt	4,491	1,789	5.4
Senior Unsecured Debt	12,330	6,273	19.0
Senior Subordinated Debt	2,878	1,496	4.5
U.S. Government Securities	4,947	4,946	15.0
Equity Securities	12,738	3,210	9.8
Total	$54,420	$32,932	100.0%

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

Note 7. Borrowings

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

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three and six months ended June 30, 2016 and 2015 (dollars in thousands, except share and per share amounts):

	For the Three Months Ended June 30, 2016	For the Three Months Ended June 30, 2015
Basic and diluted:
Net increase in net assets resulting from operations	$4,128	$342
Weighted average common shares outstanding	6,237,728	6,199,493
Net increase in net assets resulting from operations per share	$0.66	$0.06

	For the Six Months Ended June 30, 2016	For the Six Months Ended June 30, 2015
Basic and diluted:
Net increase in net assets resulting from operations	$4,706	$523
Weighted average common shares outstanding	6,217,239	5,965,660
Net increase in net assets resulting from operations per share	$0.76	$0.09

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

**** For the period from April 1, 2016 to June 30, 2016, the Fund had a net investment loss of approximately $4 thousand and a realized loss from investments of approximately $12.6 million. These amounts are reflected on the source of distributions table below in the distributions from paid in capital amount.

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
Source of Distributions:
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

We are in a fund-raising stage. As such, we incur offering expenses of 1.5% of the gross offering proceeds. The chart below shows the percentages of distributions from net investment income excluding offering costs (dollars in thousands):

	Offering Expenses	Net Investment Income (Loss) excluding offering costs	% Distribution from Net Investment Income (Loss) excluding offering costs	% Distributions from Realized Gains excluding offering costs	% Distributions from Paid In Capital excluding offering costs
2016	$—	$8	1%	—%	99%
2015	$96	$926	21%	9%	70%
2014	$352	$1,171	37%	5%	58%
2013	$322	$1,120	66%	23%	11%
2012	$142	$292	100%	0%	0%

Note 11.  Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2016 and 2015:

	For the Six Months Ended June 30, 2016	For the Six Months Ended June 30, 2015

Per share data:
Net asset value, beginning of period	$4.61	$7.34

Results of operations (1)
Net investment income	0.00	0.14
Net realized gain (loss) on investments	(2.14)	0.04
Net unrealized gain (loss) on investments	2.90	(0.09)
Net increase in net assets resulting from operations	0.76	0.09

Stockholder distributions (2)
Distributions from net investment income	-	(0.14)
Distributions from realized gains	-	(0.04)
Distributions from capital	(0.28)	(0.18)

Net decrease in net assets resulting from stockholder distributions	(0.28)	(0.36)

Capital share transactions
Impact from issuance of common stock (3)	-	0.19
Impact from reinvestment of stockholder distributions (4)	0.05	-

Net increase in net assets resulting from capital share transactions	0.05	0.19

Net asset value, end of period	$5.14	$7.26

Shares outstanding at end of period	$6,263,323	$6,313,300
Total return (5)	15.14%	2.47%

Ratio/Supplemental data:
Net assets, end of period (in thousands)	$32,181	$45,850
Average net assets (in thousands)	$32,004	$42,140
Ratio of net investment income to average net assets (7)	0.02%	4.11%
Ratio of operating expenses to average net assets (7)	8.62%	7.02%
Portfolio turnover ratio (6)	57.54%	33.15%

(1)	The per share amounts were derived by using the weighted average shares outstanding during the period.
(2)	The per share data for distributions reflects the actual amount of distributions declared per share during the period.
(3)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Fund’s continuous offering.
(4)	The impact from reinvestment of stockholder distributions on a per share basis reflects the incremental net asset value changes as a result of the reinvestment of stockholder distributions.
(5)	Total return is calculated assuming a purchase of shares at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP.
(6)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or purchases over the average of the invested assets at fair value. Not annualized.
(7)	Ratios are annualized and calculated based on average net assets using current and prior 3 quarter’s net assets.

Note 12.  Subsequent Events

On May 23, 2016, the Board of Directors of the Fund approved resolutions to reorganize the Fund as a closed end fund that would operate as an “Interval Fund.” An Interval Fund is a closed end fund that has adopted a fundamental policy of making periodic repurchase offers of the fund’s shares pursuant to SEC Rule 23c-3. The reorganization is subject to shareholder approval. On September 29, 2016, the Fund filed a final proxy statement with the SEC to submit the reorganization to a vote of shareholders. The final proxy statement was submitted for shareholder approval on October 7, 2016 with the following resolutions relating to the reorganization:

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

The annual shareholder meeting was adjourned twice during the fourth quarter of 2016, as the proxy voting did not reach a quorum. During the last week of December 2016, a quorum was reached and the shareholders approved the conversion to an Interval Fund. Management anticipates the completion of the conversion during the second quarter of 2017. In the meantime, the Fund will continue to operate as a BDC.

On July 25, 2016, the Board of Directors of the Company declared one monthly distribution, and voted to keep the annual distribution rate at 7.35% of the $8.75 gross offering price. The distribution was to stockholders of record on July 25, 2016 and was paid on July 29, 2016.

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

On January 11, 2017, the Fund signed a senior secured loan agreement to invest $2.0 million in Digital Golf Technologies, LLC. The loan agreement specifies that the investment will be made in four draws of $0.5 million per draw. The initial draw of $0.5 million was made on January 17, 2017 and the second draw was made on March 3, 2017. The two remaining draws are due on or around June 1, 2017 and September 1, 2017. In conjunction with this investment, the Fund will also receive, per $0.5 million draw, a Warrant to purchase 11,111 Series A Preferred Units for an aggregate purchase price of $1.00 in total with an aggregate value of $0.05 million. In the first quarter 2017, the Fund received warrants to purchase a total of 22,222 Series A Preferred Units.

On January 12, 2017, the Fund sold $0.6 million par value of investments in APX Group, Inc.'s 8.75% senior unsecured notes at the rate of $102.50.

On January 23, 2017, the Board of Directors of the Fund declared one monthly distribution, and voted to keep the annual distribution rate at 7.35% of the current $8.75 gross offering price. The distribution was to stockholders of record on January 23, 2017 and was paid on January 30, 2017.

On January 24, 2017, Goodman Networks, Inc. entered into a restructuring support agreement of the company's 12.125% senior secured notes due 2018. The restructuring support agreement sets forth the commitment of the company, the consenting noteholders, and the consenting equity holders to support a comprehensive restructuring of over $325.0 million of the company’s long term debt. The restructuring will be effectuated no later than February 27, 2017, through a joint prepackaged plan of reorganization to be filed under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court.

On February 1, 2017, APX Group Holdings, Inc. issued an additional $300.0 million aggregate principal amount of 7.875% senior secured notes due 2022. The net proceeds from this offering are intended to redeem $300.0 million aggregate principal amount of its 6.375% senior secured notes due 2019. In connection to the same redemption, $0.3 million of Fund's 6.375% senior secured notes were partially called at the rate of $103.188 on January 23, 2017.

On February 6, 2017, iHeartCommunications, Inc. announced the expiration of its private offer to holders of outstanding 10.0% senior notes due 2018 to exchange outstanding notes for newly-issued 11.25% priority guarantee notes due 2021. The Fund submitted its consent to accept the exchange offer on February 7, 2017.

On February 6, 2017, the Fund submitted its consent to receive 128.40 shares of the new reorganized holding common stock for every $1,000 in principal amount of unexchanged 10.75% senior secured second lien Logan's Roadhouse, Inc. notes.

On February, 16, 2017, the Fund made an additional investment of $0.45 million in a senior secured first lien loan to Nima, LLC.

On February 16, 2017, the Board of Directors of the Fund declared one monthly distribution, and voted to keep the annual distribution rate at 7.35% of the current $8.75 gross offering price. The distribution was to stockholders of record on February 16, 2017 and was paid on February 28, 2017.

On February 27, 2017, the Board of Directors of the Fund declared one monthly distribution, and voted to keep the annual distribution rate at 7.35% of the current $8.75 gross offering price. The distribution was to stockholders of record on March 1, 2017 and was paid on March 30, 2017.

On April 6, 2017, the Fund made an additional investment of $0.5 million in a senior secured first lien loan to Nima, LLC.

On April 7, 2017, the Fund made an investment of $1.34 million in a senior secured first lien loan to Vieste Group, LLC. In conjunction with this investment, the Fund received a Warrant to purchase 94,628.5017 Class A Units for an aggregate purchase price of $1.00 in total with an aggregate value of $0.11million.

On April 24, 2017, the Board of Directors of the Fund declared one monthly distribution, and voted to keep the annual distribution rate at 7.35% of the current $8.75 gross offering price. The distribution was to stockholders of record on April 24, 2017 and was paid on April 28, 2017.

On May 22, 2017, the Board of Directors of the Fund declared two monthly distributions, and voted to keep the annual distribution rate at 7.35% of the current $8.75 gross offering price. The distributions will be paid to stockholders of record on May 22, 2017, payable on May 30, 2017; and to stockholders of record on June 1, 2017, payable on June 30, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying financial statements of VII Peaks Co-Optivist Income BDC II, Inc., and the notes thereto. As used herein, the terms “we,” “us,” “our” and the “Fund” refer to VII Peaks Co-Optivist Income BDC II, Inc., a Maryland corporation and, as required by context to VII Peaks Capital, LLC (the “Manager”), which serves as our investment adviser and administrator. We are externally managed by our Manager.

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

As of June 30, 2016, we have invested an aggregate of approximately $40.9 million in 40 investment positions in 30 portfolio companies. On June 30, 2016, the fair value of our investment positions was $37.9 million (including money market investments and the accrued interest of $0.5 million). As of such date, our estimated gross annual portfolio yield was 8.6% and gross annual portfolio yield to maturity was 8.7% (excluding equity investments and non-accrual investments) based on the purchase price of our investments. The average duration of our debt portfolio was approximately 2.00 years. During the six months ended June 30, 2016, five T-bills matured, we exited three portfolio companies in full and three companies in partial, for aggregate sales proceeds of $19.1 million. As of June 30, 2016, we had one portfolio investment in default of payment of its par value at maturity date, 10.75% Caesar’s Entertainment Corp., with a fair value of $0.3 million, which represented a negligible amount of our total portfolio.

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

Operating results for the three and six months ended June 30, 2016 and 2015 were as follows (dollars in thousands):

	For the Three Months Ended June 30, 2016	For the Three Months Ended June 30, 2015
Total investment income	$739	$1,412
Total operating expenses	743	707
Net investment income (loss)	(4)	705
Net realized gain (loss) from investments	(12,603)	163
Net unrealized appreciation (depreciation) on investments	16,735	(526)

Net increase in net assets resulting from operations	$4,128	$342

	For the Six Months Ended June 30, 2016	For the Six Months Ended June 30, 2015
Total investment income	$1,376	$2,326
Total operating expenses	1,373	1,468
Net investment income (loss)	3	858
Net realized gain (loss) from investments	(13,303)	215
Net unrealized appreciation (depreciation) on investments	18,006	(550)

Net increase in net assets resulting from operations	$4,706	$523

Revenues

We generated investment income of $0.7 million and $1.4 million for the three and six months ended June 30, 2016, respectively, as compared to $1.4 million and $2.3 million for the three and six months ended June 30, 2015, respectively. Interest revenue was $0.7 million and $1.3 million for the three and six months ended June 30, 2016, respectively, as compared to $0.9 million and $1.8 million for the three and six months ended June 30, 2015, respectively. The decrease in interest revenue in 2016 as compared to 2015 was attributable to an increase in debt investments placed on non-accrual status, restructuring of certain debt investments into equity investments as well as a reallocation of portfolio investments from debt investments to equity investments in 2015. Fee income was $0.01 million and $0.03 million for the three and six months ended June 30, 2016, respectively, as compared to $0.5 million for the three and six months ended June 30, 2015, respectively. The decrease in fee income in 2016 as compared to 2015 was attributable to a 5% origination fee that was earned and immediately accrued on our investment in Relativity Media, LLC in 2015. The fee income earned on investments in 2016 was lower and is being amortized over the term of the loan instead of realized upon receipt.

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

Expenses

The composition of our operating expenses for the three and six months ended June 30, 2016 and 2015 was as follows (dollars in thousands):

	For the Three Months Ended June 30, 2016	For the Three Months Ended June 30, 2015

Professional fees	$294	$134
Director fees	11	12
Insurance	29	24
Interest expense	52	-
Management fees – related parties	161	229
Administrative services – related parties	54	54
General and administrative (CFO salary and related party travel expenses, respectively)	104	167
Transfer Agent Fees	38	47
Offering expense	-	40
Total operating expenses	$743	$707

	For the Six Months Ended June 30, 2016	For the Six Months Ended June 30, 2015

Professional fees	$472	$230
Director fees	19	30
Insurance	56	48
Interest expense	127	-
Management fees – related parties	303	444
Administrative services – related parties	108	108
General and administrative (CFO salary and related party travel expenses, respectively)	222	419
Transfer Agent Fees	66	93
Offering expense	-	96
Total operating expenses	$1,373	$1,468

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

Net Investment Income (Loss)

Our net investment income (loss) totaled $(0.004) million and $0.7 million for the three months ended June 30, 2016 and 2015, respectively. Our net investment income totaled $0.003 million and $0.9 million for the six months ended June 30, 2016 and 2015, respectively. Our net investment income (loss) was attributable to investment income less operating expenses for the period. For the three months ended June 30, 2016 and 2015, total investment income was $0.7 million and $1.4 million, respectively. For the same periods, the total investment income included $0.01 million and $0.5 million of non-recurring fees, respectively. For the six months ended June 30, 2016 and 2015, total investment income was $1.4 million and $2.3 million, respectively. For the same periods, the total investment income included $0.03 million and $0.5 million of non-recurring fees.

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

Net Change in Unrealized Appreciation or Depreciation on Investments

For the three and six months ended June 30, 2016, we experienced $16.7 million and $18.0 million of unrealized appreciation, respectively. For the three and six months ended June 30, 2015, we experienced $0.5 million and $0.6 million of unrealized depreciation, respectively. The increase in unrealized appreciation during the first half of 2016 was due to three main factors. First, despite the negative trends and volatility early in the year, the high-yield index has swiftly recovered and is now up 9.32% year–to-date. Much of this was due to the improving global market for commodities, particularly the price of oil, as well as in the metals and mining sector. High-yield bonds in both of these areas outperformed the overall market. In terms of the quality spectrum, CCC-rated bonds led the high-yield market, which underscores the healthy appetite for risk among investors in recent months. In addition, a continued search for yield and accommodative Central Banks’ monetary policies were supportive of high-yield market returns. Second, the Fund invested in senior secured first lien notes of two companies – GeoCommerce, Inc. and Nima, LLC, which provided the Fund with cashless warrants amounting to approximately $2.0 million of unrealized appreciation. Third, an unrealized depreciation of $10.4 million from our investment in Relativity Media, LLC was reclassified as a realized loss. Although, there has been an increase in unrealized appreciation in fiscal 2016, our net asset value per share declined significantly since June 2015, mainly due to two factors. First, we incurred a $10.4 million loss on our investment in Relativity Media, LLC Series E preferred stock. Our loss on our investment in Relativity Media, LLC has been offset to some extent by unrealized appreciation in another one of our portfolio investments, Ansgar Media, LLC. We initially acquired a 25% equity interest in Ansgar Media, LLC in connection with senior secured debt investments. Ansgar Media, LLC has since raised initial equity financing at a pre-money equity valuation of $40.0 million. While Ansgar is ahead of its business plan operationally, we have used an enterprise valuation of $12.0 million, which has resulted in a net equity ownership value of $2.1 million based upon a current 24.4% equity ownership interest in Ansgar and after applying a liquidity discount. Below is a table that shows our pro forma NAV per share assuming that our investment in Ansgar Media, LLC is valued at full value:

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

Changes in Net Assets from Operations

For the three and six months ended June 30, 2016, we recorded a net increase in net assets resulting from operations of $4.1 million and $4.7 million, respectively. For the three and six months ended June 30, 2016, this increase is mainly due to net unrealized appreciation of $16.7 million and $18.0 million, respectively, partially offset by net investment loss of $0.004 million and net investment income of $0.003 million, respectively, and net realized loss from investments of $12.6 million and $13.3 million, respectively, on our portfolio investments. This increase is largely due to a strong rally in high yield markets because of increases in the market price of oil, which has positively impacted our investments in the energy sector and the completion of restructuring plans by a few of our bond investment companies. Overall, the portfolio experienced a market value increase, with an increase in net unrealized appreciation on investments of $18.0 million for the six months ended June 30, 2016. Based on 6,237,728 and 6,217,239 weighted average common shares outstanding for the three and six months ended June 30, 2016, our per share net increase in net assets resulting from operations was $0.66 and $0.76, respectively.

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

**** For the period from April 1, 2016 to June 30, 2016, the Fund had a net investment loss of approximately $4 thousand and a realized loss from investments of approximately $12.6 million. These amounts are reflected on the source of distributions table below in the distributions from paid in capital amount.

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

We are in a fund-raising stage. As such, we incur offering expenses of 1.5% of the gross offering proceeds. The chart below shows the percentages of distributions from Net Investment Income excluding offering costs:

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

Change in Internal Control over Financial Reporting

We did not make any changes in internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the six months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

However, subsequent to June 30, 2016, our Board of Directors elected to restate our financial statements for the three and six months ended June 30, 2016, and for the three and nine months ended September 30, 2016, in order to correct an error in the accounting for certain warrants received in connection with direct loans that we made. Specifically, we did not assign a cost to the warrants based upon their fair value on the date of receipt relative to the total fair value of the debt and warrants received. The difference between the face amount of the debt and its recorded cost resulting from the assignment of value to the warrants is to be treated as original issue discount, and accreted into interest income over the life of the loan. The change will result in an increase in net investment income, and a decrease in unrealized appreciation in the same amount, in each period, and will have no impact on our net asset value per share, as previously reported. Management previously concluded that its disclosure controls were effective for those periods. In response, in 2017 we implemented additional controls whereby officers will seek outside guidance in regard to accounting for transactions that we have not historically engaged in and which present novel issues. We will also obtain third party valuations of certain Level III assets in certain situations to corroborate managements’ internal valuations or guide management in valuing such assets.

We believe the material deficiency has been remediated by the additional controls and procedures that have been implemented.

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

VII Peaks Co-Optivist Income BDC II, Inc.

Date: May 25, 2017	By	/s/ Gurpreet S. Chandhoke
Gurpreet S. Chandhoke
Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)

VII Peaks Co-Optivist Income BDC II, Inc.

Date: May 25, 2017	By	/s/ Michelle E. MacDonald
Michelle E. MacDonald Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

