Form 10-Q/A
period 2016-09-30
VII Peaks Co-Optivist Income BDC II, Inc.
filed 2017-05-25
CIK 1527385

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q of VII Peaks Co-Optivist Income BDC II, Inc. (the “Fund”) for the nine months ended September 30, 2016 (the “Quarterly Period”), as originally filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2016 (the “Original Report”), is being filed to amend Items 1, 2 and 4 of the Original Report to restate the Fund’s previously issued financial statements for the Quarterly Period and to revise related disclosures, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the Quarterly Period and management’s assessment of its internal controls and procedures.

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

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2016

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share data)

	As of
	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS

Investments, at fair value
Non-controlled/non-affiliate investments (cost of $31,483 and $46,210, respectively)	$26,151	$22,620
Affiliate investments (cost of $4,000 and $2,000, respectively)	7,518	4,102
Investments, money market at fair value (cost of $1,928 and $6,210, respectively)	1,928	6,210
Total investments, at fair value	35,597	32,932
Interest receivable	665	529
Prepaid expenses	61	12
Origination fee receivable	60	63
Due from related party, net	260	153
Total assets	36,643	33,689

LIABILITIES
Priority credit line -Wells Fargo	2,465	4,531
Interest payable	1	1
Deferred loan fee	164	50
Prepaid interest from investments (includes prepaid interest of $261 from Nima, LLC, $174 from GeoCommerce, Inc. and $67 from Ansgar Media, LLC)	502	-
Accounts payable and accrued liabilities	94	267
Stockholder distributions payable	338	350
Total liabilities	3,564	5,199

NET ASSETS
Common stock, par value, $.001 per share, 200,000,000 authorized; 6,300,709 and 6,181,515 shares issued and outstanding, respectively	6	6
Paid-in capital in excess of par value	59,877	58,860
Treasury stock at cost, 301,413 and 301,413 shares, respectively	(2,891)	(2,891)
Accumulated distribution in excess of net investment income and net realized gain (loss) on investments	(22,099)	(5,997)
Net unrealized depreciation on investments	(1,814)	(21,488)
Total net assets	33,079	28,490
Total liabilities and net assets	$36,643	$33,689

Net asset value per share	$5.25	$4.61

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended September 30, 2016	For the Three Months Ended September 30, 2015	For the Nine Months Ended September 30, 2016	For the Nine Months Ended September 30, 2015

Investment income:
Interest from investments
Non-controlled/non-affiliate investments	$772	$721	$1,880	$2,308
Affiliate investments	160	20	393	20
Dividend Income
Non-controlled/non-affiliate investments	-	107	-	288
Fee income
Non-controlled/non-affiliate investments	19	-	39	545
Affiliate investments	8	3	22	3
Other income
Non-controlled/non-affiliate investments	-	-	-	13
Total investment income	959	851	2,334	3,177

Operating expenses:
Professional fees	177	149	650	379
Directors fees	10	12	29	42
Insurance	29	24	85	72
Interest expense	39	6	165	6
Management fees - related parties	168	195	471	639
Administrative services - related parties	58	54	166	162
General and administrative (includes $30, $30, $90 and $90 of CFO salary (accounting) and $14, $47, $33 and $104 of related party travel expenses, respectively)	136	139	357	558
Transfer agent fees	37	32	103	125
Offering expense	-	-	-	96
Total operating expenses	654	611	2,026	2,079

Net investment income	305	240	308	1,098

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) from investments	(38)	142	(13,341)	357
Net unrealized appreciation (depreciation) on investments	1,668	(4,475)	19,674	(5,025)
Net realized and unrealized gain (loss) on investments	1,630	(4,333)	6,333	(4,668)

Net increase (decrease) in net assets resulting from operations	$1,935	$(4,093)	$6,641	$(3,570)

Per share information - basic and diluted:
Net investment income	$0.05	$0.04	$0.05	$0.18
Net increase (decrease) in net assets resulting from operations	$0.31	$(0.66)	$1.06	$(0.59)
Weighted average common shares outstanding	6,276,081	6,193,309	6,236,996	6,058,931

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share and per share data)

(unaudited)

	For the Nine Months Ended September 30, 2016	For the Nine Months Ended September 30, 2015

Operations:
Net investment income	$308	$1,098
Net realized gain (loss) from investments	(13,341)	357
Net unrealized appreciation (depreciation) on investments	19,674	(5,025)
Net increase (decrease) in net assets from operations	6,641	(3,570)
Stockholder distributions:
Distributions from net investment income	(313)	(1,098)
Distributions from net realized gain on investments	-	(357)
Distributions from paid in capital	(2,756)	(1,971)
Net decrease in net assets from stockholder distributions	(3,069)	(3,426)
Capital share transactions:
Issuance of common stock, net of issuance costs	-	6,232
Reinvestment of stockholder distributions	1,017	1,153
Treasury capital/redemptions	-	(2,113)
Net increase in net assets from capital share transactions	1,017	5,272

Total increase (decrease) in net assets	4,589	(1,724)
Net assets at beginning of period	28,490	40,688
Net assets at end of period	$33,079	$38,964

Net asset value per common share	$5.25	$6.35
Common shares outstanding at end of period	6,300,709	6,139,125

Accumulated distribution in excess of net investment income and net realized gain (loss) on investments	$(22,099)	$(4,733)

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended September 30, 2016	For the Nine Months Ended September 30, 2015

Operating activities:
Net increase (decrease) in net assets from operations	$6,641	$(3,570)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Paid-in-kind dividend income	-	(288)
Paid-in-kind interest income	(8)	-
Net accretion of discounts and amortization of premiums	(272)	38
Repayments of investments	25,322	15,699
Purchase of investments	(25,656)	(16,892)
Repayments of investments - money market	28,023	36,330
Purchase of investments - money market	(23,741)	(39,712)
Net realized (gain) loss from investments	13,341	(357)
Net unrealized (appreciation) depreciation on investments	(19,674)	5,025
Proceeds from loan fees received	165	60
Accretion of deferred loan fees	(51)	(3)
(Increase) decrease in operating assets:
Interest receivable	(136)	204
Prepaid expenses	(49)	(9)
Due from related party, net	(107)	79
Origination fee receivable	3	(63)
Receivable for common stock purchased	-	614
Increase (decrease) in operating liabilities:
Payable for unsettled trades	-	(1,340)
Management fees payable	-	(7)
Prepaid interest from investments	502	-
Accounts payable and accrued liabilities	(173)	138
Interest payable	-	6
Net cash provided by (used in) operating activities	4,130	(4,048)

Financing activities:
Proceeds from issuance of shares of common stock, net	-	6,232
Stockholder distributions	(2,064)	(2,071)
Treasury stock, net of redemption of common stock	-	(2,113)
Borrowings - priority credit line	8,333	2,000
Repayments - priority credit line	(10,399)	-
Net cash provided by (used in) financing activities	(4,130)	4,048

Net change in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

Supplemental disclosure of non-cash information:
Distribution reinvestment plan distribution payable	$103	$129
Cash distribution payable	$235	$237
Distribution reinvestment plan distribution paid	$1,017	$1,153

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$165	$1

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

SCHEDULE OF INVESTMENTS

(dollars and shares in thousands)

(unaudited)

September 30, 2016

Portfolio Company	Industry	Investment Coupon Rate, Maturity Date	Principal / No. of Shares	Amortized Cost	Fair Value	% of Net Assets
Senior Secured First Lien Debt - 42.0% (b)
Ansgar Media, LLC (e)	Media: Broadcasting & Subscription	12.00%, 1/11/2018	$2,000	$2,000	$2,000	6.1%
Ansgar Media, LLC (e)	Media: Broadcasting & Subscription	12.00%, 9/18/2017	2,000	2,000	2,000	6.1%
APX Group, Inc.	Services: Consumer	6.38%, 12/1/2019	825	825	844	2.5%
GeoCommerce, Inc.	Technology	12.00%, 4/27/2018	1,000	708	1,000	3.0%
GeoCommerce, Inc.	Technology	12.00%, 5/15/2018	1,500	828	1,500	4.5%
Nima, LLC	Consumer Goods	12.00%, 5/20/2018	2,000	1,109	2,000	6.1%
Nima, LLC	Consumer Goods	12.00%, 8/11/2018	1,000	1,000	1,000	3.0%
Goodman Networks, Inc.	Telecommunications	12.13%, 7/1/2018	800	827	380	1.1%
Kratos Defense & Security Solutions, Inc.	Aerospace and Defense	7.00%, 5/15/2019	1,112	1,006	1,034	3.1%
Titan International, Inc.	Automobile	6.88%, 10/1/2020	1,500	1,405	1,421	4.3%
Toys R Us Property Co II, LLC	Retail	8.50%, 12/1/2017	725	729	723	2.2%
Sub Total Senior Secured First Lien Debt			$14,462	$12,437	$13,902	42.0%

Senior Secured Second Lien Debt - 2.0% (b)
Nuverra Environmental Solutions, Inc.	Environmental Industries	12.50%, 4/15/2022	$1,325	$1,365	$331	1.0%
Claire's Stores, Inc.	Retail	8.88%, 3/15/2019	825	812	261	0.8%
Logan's Roadhouse, Inc. (c)(f)	Beverage, Food & Tobacco	10.75%, 10/15/2017	770	722	29	0.1%
Logan's Roadhouse, Inc. DIP Financing (f)	Beverage, Food & Tobacco	9.50%, 9/30/2017	52	52	52	0.1%
Saratoga Resources, Inc. (c)	Energy: Oil & Gas	12.50%, 7/1/2016	885	912	1	0.0%
Sub Total Senior Secured Second Lien Debt			$3,857	$3,863	$674	2.0%

Senior Unsecured Debt - 18.0% (b)
APX Group, Inc.	Services: Consumer	8.75%, 12/1/2020	$575	$558	$565	1.7%
Clear Channel Communications	Media: Broadcasting & Subscription	10.00%, 1/15/2018	1,400	1,370	921	2.8%
Colt Defense, LLC	Aerospace and Defense	8.00%, 7/12/2021	137	1,032	137	0.4%
DynCorp International Inc.	Aerospace and Defense	11.88%, 11/30/2020	1,020	1,033	739	2.2%
Gymboree Corp.	Retail	9.13%, 12/1/2018	810	782	510	1.5%
Ryerson Inc./Joseph T Ryerson & Son, Inc.	Metals & Mining	11.25%, 10/15/2018	1,500	1,521	1,541	4.7%
Seitel, Inc.	Energy: Oil & Gas	9.50%, 4/15/2019	1,575	1,574	1,244	3.8%
UCI International, Inc. (c)	Automobile	8.63%, 2/15/2019	1,400	1,354	280	0.9%
Sub Total Senior Unsecured Debt			$8,417	$9,224	$5,937	18.0%

Senior Subordinated Debt - 4.5% (b)
Claire’s Stores, Inc.	Retail	10.50%, 6/1/2017	$715	$714	$390	1.2%
DJO Finance, LLC.	Healthcare & Pharmaceuticals	10.75%, 4/15/2020	1,265	1,314	1,082	3.3%
Sub Total Senior Subordinated Debt			$1,980	$2,028	$1,472	4.5%

Senior Unsecured Convertible Debt - 1.0% (b)
Aspect Software, Inc.	Telecommunications	3.00%, 5/23/2023	$244	$244	$331	1.0%
Sub Total Senior Unsecured Convertible Debt			$244	$244	$331	1.0%

Equity Securities - 26.2% (b)
Affinion Group, Inc. (c)	Media: Advertising, Printing & Publishing		13	$689	$618	1.9%
Aspire Holdings (c)	Energy: Oil & Gas		5	551	368	1.1%
Education Management, LLC (c)	Services: Consumer		2,530	4	-	0.0%
NII Holdings, Inc. (a)(c)	Telecommunications		17	768	55	0.2%
Total Common Stock				2,012	1,041	3.2%

Ansgar Media, LLC - Class B Units (c)(d)(e)	Media: Broadcasting & Subscription		-	-	3,518	10.6%
Total Preferred Stock				-	3,518	10.6%

GeoCommerce, Inc. (c)	Technology		500	1,114	2,105	6.3%
Nuverra Environmental Solutions, Inc. (c)	Environmental Industries		61	-	1	0.0%
Nima, LLC (c)	Consumer Electronics		2,000	1,000	2,000	6.1%
Education Management, LLC (c)	Services: Consumer		1,554	876	-	0.0%
Total Warrants				2,990	4,106	12.4%

Sub Total Equity Securities				$5,002	$8,665	26.2%

U.S. Government Securities - 8.1% (b)
U.S. Treasury Bill		0.18%, 3/9/2017	$1,290	$1,287	$1,288	3.9%
U.S. Treasury Bill		0.75%, 4/15/18	1,400	1,398	1,400	4.2%
Sub Total U.S. Government Securities			$2,690	$2,685	$2,688	8.1%

Investments - Money Market - 5.8% (b)
Investments - U.S. Bank Money Market		0.10%	$196	$196	$196	0.6%
Investments - Wells Fargo Money Market		0.01%	1,732	1,732	1,732	5.2%
Sub Total Investments - Money Market			$1,928	$1,928	$1,928	5.8%

TOTAL INVESTMENTS - 107.6% (b)				$37,411	$35,597	107.6%

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

 Our total investment income was $1.0 million and $2.3 million for the three and nine months ended September 30, 2016, as compared to $0.9 million and $3.2 million for the three and nine months ended September 30, 2015, respectively. The decrease in 2016 as compared to 2015 was attributable to an increase in debt investments placed on non-accrual status, restructuring of certain debt investments into equity investments as well as a reallocation of portfolio investments from debt investments to equity investments. At September 30, 2016, the weighted average coupon yield was 9.3%, as compared to 6.5% as of September 30, 2015. This coupon yield is for the non-defaulted and non-equity positions. Based on current and prior three quarter’s net assets, average net assets as of September 30, 2016 were $30.5 million, as compared to $42.3 million as of September 30, 2015.

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

We determined that we had incorrectly accounted for certain warrants received in connection with direct loans that we made. Specifically, we did not assign a cost to the warrants based upon their fair value on the date of receipt relative to the total fair value of the debt and warrants received. The difference between the face amount of the debt and its recorded cost resulting from the assignment of value to the warrants is to be treated as original issue discount, and accreted into interest income over the life of the loan. For the quarter ended September 30, 2016, compared to what was previously reported, our restated net investment income increased by $174,083 and our unrealized appreciation decreased by the same amount. There was no effect on our net asset value per share (NAV) for the period.

We have restated our financial statements and related footnotes for the three and nine months ended September 30, 2016. The following tables reconcile the amounts as previously reported in the applicable financial statement to the corresponding restated amounts included in this Quarterly Report on Form 10-Q/A (in thousands, except per share data).

	As of September 30, 2016
	As previously reported	As restated
Statement of Assets and Liabilities
Accumulated distribution in excess of net investment income and net realized gain (loss) on investments	$(22,358)	$(22,099)
Net unrealized depreciation on investments	(1,555)	(1,814)

	For the Three Months Ended September 30, 2016
	As previously reported	As restated
Statement of Operations
Interest from investments	$758	$932
Net unrealized appreciation on investments	1,842	1,668
Net Investment Income	131	305

	For the Nine Months Ended September 30, 2016
	As previously reported	As restated
Statement of Operations
Interest from investments	$2,014	$2,273
Net unrealized appreciation on investments	19,933	19,674
Net Investment Income	49	308

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

Changes in Level 3 assets measured at fair value for the nine months ended September 30, 2016 are as follows (dollars in thousands):

	Fair Value at December 31, 2015	Transfers in / (out)	Reclassification	Purchases (Sales and Settlement)(1)	Amortization and Accretion of Fixed Income Premiums and Discounts	Realized and Unrealized Gains (Losses)	Fair Value at September 30, 2016	Change in Unrealized appreciation (depreciation) for Investments held as of September 30, 2016
Senior Secured First Lien Debt	$2,525	$-	$(525)	$5,386	$259	$1,855	$9,500	$1,855
Senior Secured Second Lien Debt	8	261	-	44	-	-	313	68
Senior Unsecured Debt	132	-	-	-	3	2	137	2
Senior Unsecured Convertible Debt	-	-	-	244	-	87	331	87
Senior Subordinated Debt	-	390			-	-	390	32
Equity Securities	3,126	-	525	2,114	-	2,845	8,610	2,845
Total	$5,791	$651	$-	$7,788	$262	$4,789	$19,281	$4,889

(1)  Includes purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization, PIK interest, net proceeds from investments sold and principal payments received.

Realized and unrealized gains and losses are included in net realized gain (loss) from investments and net unrealized appreciation (depreciation) on investments in the statements of operations. The change in unrealized appreciation for Level 3 investments still held as of September 30, 2016 of $4.9 million is included in net unrealized appreciation (depreciation) on investments in the statements of operations for the nine months ended September 30, 2016.

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

The composition of the Fund’s investments as of September 30, 2016, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Investments – Money Market	$1,928	$1,928	5.4%
U.S. Government Securities	2,685	2,688	7.6
Senior Secured First Lien Debt	12,437	13,902	39.1
Senior Secured Second Lien Debt	3,863	674	1.9
Senior Unsecured Debt	9,224	5,937	16.7
Senior Subordinated Debt	2,028	1,472	4.1
Senior Unsecured Convertible Debt	244	331	0.9
Equity Securities	5,002	8,665	24.3
Total	$37,411	$35,597	100.0%

The composition of the Fund’s investments as of December 31, 2015, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Investments – Money Market	$6,210	$6,210	18.9%
U.S. Government Securities	4,947	4,946	15.0
Senior Secured First Lien Debt	10,826	9,008	27.4
Senior Secured Second Lien Debt	4,491	1,789	5.4
Senior Unsecured Debt	12,330	6,273	19.0
Senior Subordinated Debt	2,878	1,496	4.5
Equity Securities	12,738	3,210	9.8
Total	$54,420	$32,932	100.0%

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

The following table reflects the distributions per share paid or payable in cash or with the DRIP on the Fund’s common stock to date (dollars in thousands except per share amounts), as well as the source of the distributions:

 Source of Distribution by Cash vs. DRIP:

		Net	Realized
		Investment	Gain From	Return of		Paid in
Period	Per Share	Income	Investments	Capital	Total	Cash	DRIP
July 12, 2012 - September 30, 2012	$0.183750	$32	$-	$18	$50	$34	$16
October 1, 2012 - December 31, 2012*	0.260750	118	-	82	200	123	77
January 1, 2013 - March 31, 2013*	0.262586	247	47	75	369	221	148
April 1, 2013 - June 30, 2013	0.186504	235	43	27	305	186	119
July 1, 2013 - September 30, 2013	0.186504	244	47	183	474	274	200
October 1, 2013 - December 31, 2013	0.186504	72	258	219	549	345	204
January 1, 2014 - March 31, 2014	0.186504	168	85	379	632	405	227
April 1, 2014 - June 30, 2014	0.186504	372	-	382	754	491	263
July 1, 2014 - September 30, 2014	0.184668	135	29	644	808	511	297
October 1, 2014 - December 31, 2014	0.181467	144	52	748	944	584	360
January 1, 2015 - March 31, 2015	0.179154	153	52	824	1,029	654	375
April 1, 2015 - June 30, 2015	0.179154	705	163	243	1,111	719	392
July 1, 2015 - September 30, 2015	0.209015	240	142	904	1,286	836	450
October 1, 2015 - December 31, 2015**	0.170315	—	68	996	1,064	685	379
January 1, 2016 – March 31, 2016 ***	0.169969	8	—	1,045	1,053	684	369
April 1, 2016 - June 30, 2016****	0.107188	—	—	669	669	452	217
July 1, 2016 - September 30, 2016*****	0.214372	305	—	1,042	1,347	934	413
TOTAL	$3.234907	$3,178	$986	$8,480	$12,644	$8,138	$4,506

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

***** For the period from July 1, 2016 to September 30, 2016, the Fund had a realized loss from investments of approximately $0.04 million. That amount is reflected on the source of distributions table below in the distributions from paid in capital amount. The allocation of the distributions between net investment income and return of capital are different than previously reported as a result of the correction of an accounting error.

The following table shows the percentage of our distributions, which have been funded from net investment income, realized capital gains and paid in capital since the inception of operations:

Percentage of Distributions by Source:

		Net	Realized	Return
		Investment	Gain From	of
Period	Per Share	Income	Investments	Capital
July 12, 2012 - September 30, 2012	$0.183750	64%	0%	36%
October 1, 2012 - December 31, 2012 *	0.260750	59%	0%	41%
January 1, 2013 - March 31, 2013*	0.262586	67%	13%	20%
April 1, 2013 - June 30, 2013	0.186504	77%	14%	9%
July 1, 2013 - September 30, 2013	0.186504	51%	10%	39%
October 1, 2013 - December 31, 2013	0.186504	4%	47%	49%
January 1, 2014 - March 31, 2014	0.186504	27%	13%	60%
April 1, 2014 - June 30, 2014	0.186504	49%	0%	51%
July 1, 2014 - September 30, 2014	0.184668	17%	3%	80%
October 1, 2014 - December 31, 2014	0.181467	15%	6%	79%
January 1, 2015 - March 31, 2015	0.179154	15%	5%	80%
April 1, 2015 - June 30, 2015	0.179154	63%	15%	22%
July 1, 2015 - September 30, 2015	0.209015	19%	11%	70%
October 1, 2015 - December 31, 2015	0.170315	—%	6%	94%
January 1, 2016 – March 31, 2016	0.169969	1%	—%	99%
April 1, 2016 - June 30, 2016	0.107188	—%	—%	100%
July 1, 2016 - September 30, 2016	0.214372	23%	—%	77%

* Includes a special distribution of $0.077 per share.

The following table reflects the sources of the cash distributions on a tax basis that the Fund has paid on its common stock (dollars in thousands) during the nine months ended September 30, 2016 and the fiscal years ended December 31, 2015, 2014 and 2013:

Source of Distributions:	Nine months ended September 30, 2016		Year ended December 31, 2015		Year ended December 31, 2014		Year ended December 31, 2013
Distributions from net investment income	$313	10.2%	$830	18.5%	$819	26.1%	$798	47.0%
Distributions from realized gains	—	—	425	9.5	166	5.3	395	23.3
Distributions from paid in capital	2,756	89.8	3,235	72.0	2,153	68.6	504	29.7
Total	$3,069	100.0%	$4,490	100.0%	$3,138	100.0%	$1,697	100.0%

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

	Offering Expenses	Net Investment Income (Loss) excluding offering costs	% Distribution from Net Investment Income (Loss) excluding offering costs	% Distributions from Realized Gains excluding offering costs	% Distributions from Paid In Capital excluding offering costs
2016	$—	$313	10%	—%	90%
2015	$96	$926	21%	9%	70%
2014	$352	$1,171	37%	5%	58%
2013	$322	$1,120	66%	23%	11%
2012	$142	$292	100%	—%	—%

Note 11.  Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2016 and 2015:

	For the Nine Months Ended September 30, 2016	For the Nine Months Ended September 30, 2015

Per share data:
Net asset value, beginning of period	$4.61	$7.34

Results of operations (1)
Net investment income	0.05	0.18
Net realized gain (loss) on investments	(2.14)	0.06
Net unrealized gain (loss) on investments	3.15	(0.83)
Net increase (decrease) in net assets resulting from operations	1.06	(0.59)

Stockholder distributions (2)
Distributions from net investment income	(0.05)	(0.18)
Distributions from realized gains	-	(0.06)
Distributions from capital	(0.44)	(0.33)

Net decrease in net assets resulting from stockholder distributions	(0.49)	(0.57)

Capital share transactions
Impact from issuance of common stock (3)	-	0.17
Impact from reinvestment of stockholder distributions (4)	0.07	-

Net increase in net assets resulting from capital share transactions	0.07	0.17

Net asset value, end of period	$5.25	$6.35

Shares outstanding at end of period	6,300,709	6,139,125
Total return (5)	20.66%	(8.62)%

Ratio/Supplemental data:
Net assets, end of period (in thousands)	$33,079	$38,964
Average net assets (in thousands)	$30,533	$42,296
Ratio of net investment income to average net assets (7)	1.35%	3.47%
Ratio of operating expenses to average net assets (7)	8.86%	6.57%
Portfolio turnover ratio (6)	76.41%	41.96%

(1)	The per share amounts were derived by using the weighted average shares outstanding during the period.
(2)	The per share data for distributions reflects the actual amount of distributions declared per share during the period.
(3)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Fund’s continuous offering.
(4)	The impact from reinvestment of stockholder distributions on a per share basis reflects the incremental net asset value changes as a result of the reinvestment of stockholder distributions.
(5)	Total return is calculated assuming a purchase of shares at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP.
(6)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or purchases over the average of the invested assets at fair value. Not annualized.
(7)	Ratios are annualized and calculated based on average net assets using current and prior 3 quarter’s net assets.

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

The annual shareholder meeting was adjourned twice during the fourth quarter of 2016 as the proxy voting did not reach a quorum. During the last week of December 2016, a quorum was reached and the shareholders approved the conversion to an Interval Fund. Management anticipates the completion of the conversion during the second quarter of 2017. In the meantime, the Fund will continue to operate as a BDC.

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

On January 23, 2017 the Board of Directors of the Fund declared one monthly distribution, and voted to keep the annual distribution rate at 7.35% of the current $8.75 gross offering price. The distribution was to stockholders of record on January 23, 2017, and was paid on January 30, 2017.

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

On February 16, 2017, the Fund made an additional investment of $0.45 million in a senior secured first lien loan to Nima, LLC.

On February 16, 2017, the Board of Directors of the Fund declared one monthly distribution, and voted to keep the annual distribution rate at 7.35% of the current $8.75 gross offering price. The distribution was to stockholders of record on February 16, 2017, and was paid on February 28, 2017.

On February 27, 2017, the Board of Directors of the Fund declared one monthly distribution, and voted to keep the annual distribution rate at 7.35% of the current $8.75 gross offering price. The distribution was to stockholders of record on March 1, 2017, and was paid on March 30, 2017.

On April 6, 2017, the Fund made an additional investment of $0.5 million in a senior secured first lien loan to Nima, LLC.

On April 7, 2017, the Fund made an investment of $1.34 million in a senior secured first lien loan to Vieste Group, LLC. In conjunction with this investment, the Fund received a Warrant to purchase 94,628.5017 Class A Units for an aggregate purchase price of $1.00 in total with an aggregate value of $0.1 million.

 On April 24, 2017 the Board of Directors of the Fund declared one monthly distribution, and voted to keep the annual distribution rate at 7.35% of the current $8.75 gross offering price. The distribution was to stockholders of record on April 24, 2017, and was paid on April 28, 2017.

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

As of September 30, 2016, we have invested an aggregate of approximately $37.4 million in forty investment positions in twenty-nine portfolio companies. On September 30, 2016, the fair value of our investment positions was $36.3 million (including money market investments and the accrued interest of $0.7 million). As of such date, our estimated gross annual portfolio yield was 9.3% and gross annual portfolio yield to maturity was 9.5% (excluding equity investments and non-accrual investments) based on the purchase price of our investments. The average duration of our debt portfolio was approximately 1.72 years. During the nine months ended September 30, 2016, six T-bills matured, we exited five portfolio companies in full and two companies in partial, for aggregate sales proceeds of $25.3 million.

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

Operating results for the three and nine months ended September 30, 2016 and 2015 were as follows (dollars in thousands):

	For the Three Months Ended September 30, 2016	For the Three Months Ended September 30, 2015
Total investment income	$959	$851
Total operating expenses	654	611
Net investment income	305	240
Net realized gain (loss) from investments	(38)	142
Net unrealized appreciation (depreciation) on investments	1,668	(4,475)

Net increase (decrease) in net assets resulting from operations	$1,935	$(4,093)

	For the Nine Months Ended September 30, 2016	For the Nine Months Ended September 30, 2015
Total investment income	$2,334	$3,177
Total operating expenses	2,026	2,079
Net investment income	308	1,098
Net realized gain (loss) from investments	(13,341)	357
Net unrealized appreciation (depreciation) on investments	19,674	(5,025)

Net increase (decrease) in net assets resulting from operations	$6,641	$(3,570)

Revenues

We generated investment income of $1.0 million and $2.3 million for the three and nine months ended September 30, 2016, respectively, as compared to $0.9 million and $3.2 million for the three and nine months ended September 30, 2015, respectively. Interest revenue was $0.9 million and $2.3 million for the three and nine months ended September 30, 2016, respectively, as compared to $0.7 million and $2.3 million for the three and nine months ended September 30, 2015, respectively. The decrease in interest revenue in 2016 as compared to 2015 was attributable to an increase in debt investments placed on non-accrual status, restructuring of certain debt investments into equity investments as well as a reallocation of portfolio investments from debt investments to equity investments in 2015. Fee income was $0.03 million and $0.06 million for the three and nine months ended September 30, 2016, respectively, as compared to $0.003 million and $0.5 million for the three and nine months ended September 30, 2015, respectively. The decrease in fee income in 2016 as compared to 2015 was attributable to a 5% origination fee that was earned and immediately accrued on our investment in Relativity Media, LLC in 2015. The fee income earned on investments in 2016 was lower and is being amortized over the term of the loan instead of realized upon receipt. There was no dividend income for the three and nine months ended September 30, 2016, as compared to $0.1 million and $0.3 million for the three and nine months ended September 30, 2015. The substantial decrease in dividend income in 2016 as compared to 2015 was the result of a significant investment made by the Fund in preferred stock of Relativity Media, LLC in 2015, which was entitled to PIK cumulative dividends of 12.5% per annum on our investment amount. However, we ceased accruing dividends on our investment in Relativity Media, LLC as of July 30, 2015, when it entered Chapter 11 proceedings and was written off as of June 30, 2016.

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

Net Investment Income

Our net investment income totaled $0.3 million and $0.2 million for the three months ended September 30, 2016 and 2015, respectively. Our net investment income totaled $0.3 million and $1.1 million for the nine months ended September 30, 2016 and 2015, respectively. Our net investment income was attributable to investment income less operating expenses for the period. For the three months ended September 30, 2016 and 2015, total investment income was $1.0 million and $0.9 million, respectively. For the same periods, the total investment income included $0.03 million and $0.003 million of non-recurring fees, respectively. For the nine months ended September 30, 2016 and 2015, total investment income was $2.3 million and $3.2 million, respectively. For the same periods, the total investment income included $0.06 million and $0.5 million of non-recurring fees.

The increase in net investment income for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 was primarily due to the increase in interest revenue. For the three months ended September 30, 2016 and 2015, total operating expenses were $0.7 million and $0.6 million, respectively. For the nine months ended September 30, 2016 and 2015, total operating expenses were $2.0 million and $2.1 million, respectively.

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

Net Change in Unrealized Appreciation or Depreciation on Investments

For the three and nine months ended September 30, 2016, we experienced $1.7 million and $19.7 million of unrealized appreciation, respectively. For the three and nine months ended September 30, 2015, we experienced $4.5 million and $5.0 million of unrealized depreciation, respectively. The substantial increase in unrealized appreciation during the first three quarters of 2016 was due to four main factors.

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

Second, the Fund invested in senior secured first lien notes of two companies – GeoCommerce, Inc. and Nima, LLC, which provided the Fund with cashless warrants amounting to $2.0 million of unrealized appreciation.

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

Changes in Net Assets from Operations

For the three and nine months ended September 30, 2016, we recorded a net increase in net assets resulting from operations of $1.9 million and $6.6 million, respectively. For the three and nine months ended September 30, 2016, this increase is mainly due to net unrealized appreciation of $1.7 million and $19.7 million, respectively, and net investment income of $0.3 million and $0.3 million, respectively, partially offset by net realized loss from investments of $0.04 million and $13.3 million, respectively, on our portfolio investments. This increase is largely due to a strong rally in high yield markets because of increases in the market price of oil, easing concerns about global economic growth, a continued search for yield and continued accommodation by central banks and the completion of restructuring plans by a few of our bond investment companies. Overall, the portfolio experienced a market value increase, with an increase in net unrealized appreciation on investments of $19.7 million for the nine months ended September 30, 2016. Based on 6,276,081 and 6,236,996 weighted average common shares outstanding for the three and nine months ended September 30, 2016, our per share net increase in net assets resulting from operations was $0.31 and $1.06, respectively.

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

The following table shows the percentage of our distributions, which have been funded from net investment income, realized capital gains and paid in capital since the inception of operations:

		Net	Realized	Return
		Investment	Gain From	of
Period	Per Share	Income	Investments	Capital
July 12, 2012 - September 30, 2012	$0.183750	64%	—%	36%
October 1, 2012 - December 31, 2012*	0.260750	59%	—%	41%
January 1, 2013 - March 31, 2013*	0.262586	67%	13%	20%
April 1, 2013 - June 30, 2013	0.186504	77%	14%	9%
July 1, 2013 - September 30, 2013	0.186504	51%	10%	39%
October 1, 2013 - December 31, 2013	0.186504	4%	47%	49%
January 1, 2014 - March 31, 2014	0.186504	27%	13%	60%
April 1, 2014 - June 30, 2014	0.186504	49%	—%	51%
July 1, 2014 - September 30, 2014	0.184668	17%	3%	80%
October 1, 2014 - December 31, 2014	0.181467	15%	6%	79%
January 1, 2015 - March 31, 2015	0.179154	15%	5%	80%
April 1, 2015 - June 30, 2015	0.179154	63%	15%	22%
July 1, 2015 - September 30, 2015	0.209015	19%	11%	70%
October 1, 2015 - December 31, 2015 **	0.170315	—%	6%	94%
January 1, 2016 – March 31, 2016 ***	0.169969	1%	—%	99%
April 1, 2016 – June 30, 2016****	0.107188	—%	—%	100%
July 1, 2016 – September 30, 2016*****	0.214372	23%	—%	77%

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

***** For the period from July 1, 2016 to September 30, 2016, the Fund had a realized loss from investments of approximately $0.04 million. That amount is reflected on the source of distributions table below in the distributions from paid in capital amount. The allocation of the distributions between net investment income and return of capital are different than previously reported as a result of the correction of an accounting error.

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

The following table reflects the sources of the cash distributions on a tax basis that the Fund has paid on its common stock (dollars in thousands) during the nine months ended September 30, 2016 and fiscal years ended December 31, 2015, 2014 and 2013:

Source of Distributions:	Nine months ended September 30, 2016		Year ended December 31, 2015		Year ended December 31, 2014		Year ended December 31, 2013
Distributions from net investment income	$313	10.2%	$830	18.5%	$819	26.1%	$798	47.0%
Distributions from realized gains	—	—	425	9.5	166	5.3	395	23.3
Distributions from paid In capital	2,756	89.8	3,235	72.0	2,153	68.6	504	29.7
Total	$3,069	100.0%	$4,490	100.0%	$3,138	100.0%	$1,697	100.0%

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

We are in a fund raising stage. As such, we incur offering expenses of 1.5% of the gross offering proceeds. The chart below shows the percentages of distributions from Net Investment Income excluding offering costs:

	Offering Expenses	Net Investment Income (Loss) excluding offering costs	% Distribution from Net Investment Income (Loss) excluding offering costs	% Distributions from Realized Gains excluding offering costs	% Distributions from Paid In Capital excluding offering costs
2016	$—	$313	10%	—%	90%
2015	$96	$926	21%	9%	70%
2014	$352	$1,171	37%	5%	58%
2013	$322	$1,120	66%	23%	11%
2012	$142	$292	100%	0%	0%

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

However, subsequent to September 30, 2016, our Board of Directors elected to restate our financial statements for the three and six months ended June 30, 2016, and for the three and nine months ended September 30, 2016, in order to correct an error in the accounting for certain warrants received in connection with direct loans that we made. Specifically, we did not assign a cost to the warrants based upon their fair value on the date of receipt relative to the total fair value of the debt and warrants received. The difference between the face amount of the debt and its recorded cost resulting from the assignment of value to the warrants is to be treated as original issue discount, and accreted into interest income over the life of the loan. The change will result in an increase in net investment income, and a decrease in unrealized appreciation in the same amount, in each period, and will have no impact on our net asset value per share, as previously reported. Management previously concluded that its disclosure controls were effective for those periods. In response, in 2017 we implemented additional controls whereby officers will seek outside guidance in regard to accounting for transactions that we have not historically engaged in and which present novel issues. We will also obtain third party valuations of certain Level III assets in certain situations to corroborate managements’ internal valuations or guide management in valuing such assets. We believe the material deficiency has been remediated by the additional controls and procedures that have been implemented.

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

