Form 10-K
period 2016-12-31
VII Peaks Co-Optivist Income BDC II, Inc.
filed 2017-06-02
CIK 1527385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

  Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (check one):

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

There is no established market for the Registrant's shares of common stock. As of June 30, 2016, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's equity held by non-affiliates of the registrant was approximately $32,180,186 based on net asset value per share of the registrant's common stock on such date.

The number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding as of June 2, 2017 was 6,397,027.

Documents Incorporated by Reference

None.

Forward Looking Statements

The following information contains statements that constitute forward-looking statements. These statements generally are characterized by the use of terms such as “may,” “should,” “plan,” “anticipate,” “estimate,” “intend,” “predict,” “believe,” and “expect” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements.

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

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2016

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

On August 9, 2011, we filed a registration statement on Form N-2 to sell up to 75,000,000 shares of common stock, $0.001 par value per share, at an initial public offering price of $10.00 per share. The registration statement was declared effective by the SEC on March 1, 2012. We achieved the minimum offering requirement on July 10, 2012 and commenced operations on such date. As of December 31, 2016, we issued 6.3 million shares of common stock for gross proceeds of $62.6 million, including $4.7 million under our distribution reinvestment plan (“DRIP”).

We invest primarily in discounted corporate debt, senior secured term loan and equity-linked debt securities of public and private companies that trade on the secondary loan market for institutional investors and provide distributions to investors. The debt is generally high-yield and non-investment grade. At the same time, we actively work with the target company’s management to restructure the underlying securities and improve the liquidity position of the target company’s balance sheet. We employ a proprietary “Co-Optivist”TM approach (“cooperative activism”, Co-OptivistTM is a registered trademark of VII Peaks Capital, LLC, or (“VII Peaks” or the “Manager”), and is being used with their permission) in executing our investment strategy, which entails proactively engaging the target company management on average 24 months prior to a redemption event (typically a put or maturity event) to create an opportunity for growth in the investments. We also make opportunistic debt and preferred equity investments in private companies.

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

We make investments in target companies that meet our investment criteria. The size of an individual investment will vary based on numerous factors. However, assuming we raise the maximum offering amount of $750.0 million, we expect to hold at least 50 investments, and we anticipate that the minimum investment size will be approximately $250,000. We do not anticipate being heavily invested in any one industry, and generally, we do not expect to invest in more than two different classes of debt of the same target company. We invest in debt and equity-linked debt of target companies with a minimum enterprise value of $200.0 million and whose debt and equity-linked debt is actively traded in the secondary loan market. We also make senior secured direct loan investments in companies with a minimum enterprise value of $5.0 million. For such senior secured direct loan investments, we may receive equity securities to boost overall returns. We expect our portfolio to be predominantly composed of fixed-rate high-yield, senior secured term loan and equity-linked corporate debt securities. However, we may also purchase senior secured corporate debt securities, which may have variable interest rates. We currently anticipate that the portion of our portfolio composed of variable rate corporate debt securities, if any, will not exceed 20%, but we may increase that to 33% of our aggregate portfolio at the time of any purchase depending on market opportunities.

We offer our shareholders the ability to receive distributions as well as the potential capital appreciation resulting from the restructuring of the debt of our target companies. To the extent we have distributable income available we anticipate making distributions on a monthly basis to our shareholders.

Between 2001 and 2008, corporate debt levels and the supply of leverage offered by banks and other investors began a steady increase. Since then, corporate debt has continued to increase, with the financing sources less available. We believe a significant amount of this debt will be subject to a redemption event prior to 2021. Many of the companies that have outstanding issues of such debt have not, or been able to proactively refinance, creating a “refinancing wall” that we believe will create a liquidity shortfall for many issuers. The value of the debt securities of these companies as reflected in prices quoted in the secondary loan market, may be at a significant discount to par, and represent a premium yield to maturity reflective of these liquidity concerns, creating the opportunity for us to identify and invest in the debt securities of select companies at attractive current market valuations. We believe that our Co-OptivistTM approach can help our target companies achieve results that are beneficial to the long-term value of their businesses, which will in turn, result in capital gains through capital appreciation, or the exchange of invested securities into a current security or cash at a premium to its acquisition price. Our principals collectively have experience in principal investing, debt securities and general capital markets, and we believe we are well-positioned to capitalize on these opportunities.

Conversion to Closed End Interval Fund

At our adjourned annual meeting of stockholders held on December 28, 2016, our stockholders (i) approved the withdrawal of our election to be treated as a business development company; (ii) approved our reorganization as a Delaware Statutory Trust; (iii) approved the amended and restated investment management agreement with our Manager, and (iv) approval of a fundamental policy whereby we would become an “interval fund”, under which we would make annual repurchase offers of our shares on or about November 1st of each calendar year (collectively, the “Reorganization”). We will complete the Reorganization promptly after approval of an N-2 Registration Statement to be filed by VII Peaks Co-Optivist Income Fund, a Delaware Statutory Trust, which was formed on January 25, 2017.

Changes to Investment Advisory Agreement

Set forth below is a chart that summarizes the differences between our Manager’s current investment advisory agreement and the amended and restated investment management agreement approved by our shareholders:

	Current Investment Advisory Agreement	Proposed Amended and Restated Investment Advisory Agreement
Fees-Management	2.00% if our net assets are below $100 million; 1.75% if our net assets are between $100 million and $250 million; and 1.50% if our net assets are above $250 million. Fee is payable monthly in arrears.	2.00% if our gross assets are below $100 million; 1.75% if our gross assets are between $100 million and $250 million; and 1.50% if our gross assets are above $250 million. Fee is payable monthly in arrears.
Incentive Fee on Net Investment Income	20% of our net investment income above a hurdle rate of 8% per annum, paid quarterly.	No change.
Incentive Fee on Capital Gains	20% of our realized capital gains, less realized and unrealized capital losses.	Eliminated.
Future Offering Expenses	Incurred by our manager and reimbursed at the rate of 1.5% of gross offering proceeds.	Incurred and paid by us.
Past Offering Expenses paid by Manager	Only reimbursable to the extent of 1.5% of our gross offering proceeds.	No change.

Conversion to Interval Fund

In the event the Reorganization is consummated, our shareholders approved the adoption of a fundamental policy under which we would operate as an “interval fund” that makes periodic repurchase offers for our common stock. Set forth below is the fundamental policy approved by our shareholders:

(a) We will make offers to repurchase our shares at annual intervals pursuant to Rule 23c-3, as amended from time to time. Our Board of Directors may place such conditions and limitations on repurchases as may be permitted.

(b) November 1st of each year, or the next business day if November 1st is not a business day, will be the deadline (the “Repurchase Request Deadline”) by which we must receive repurchase requests submitted by our shareholders in response to the most recent repurchase offer.

(c) The date on which the repurchase price for shares is to be determined shall occur within fourteen (14) days after the Repurchase Request Deadline.

(d) Repurchase requests may be suspended or postponed under certain circumstances, as provided for in Rule 23c-3.

Fundamental Investment Policies and Restrictions

Following our withdrawal of our election to be treated as a business development company, we will no longer be required to invest at least 70% of our assets in eligible portfolio securities. Instead, we are required to adopt fundamental policies and restrictions that govern how we may invest our assets. The stated fundamental policies may only be changed by the affirmative vote of a majority of our outstanding voting securities. As defined by the Investment Company Act of 1940 (the “1940 Act”), the vote of a “majority of the outstanding voting securities of the company” means the vote, at an annual or special meeting of the company’s shareholders duly called, (a) of 66- 2 ⁄ 3 % or more of the voting securities present at such meeting, if the holders of more than 50% of the outstanding voting securities of the company are present or represented by proxy; or (b) of more than 50% of the outstanding voting securities of the company, whichever is less.

Set forth below are the fundamental policies and restrictions that we expect to adopt upon consummation of the Reorganization:

(1)	we may borrow money, except to the extent permitted by the 1940 Act, or any rules, exemptions or interpretations thereunder that may be adopted, granted or issued by the SEC.

(2)	we may not act as an underwriter of securities of other issuers, except to the extent we may be deemed to be an underwriter when disposing of our own securities.

(3)	we may not make loans if, as a result, more than 33 1/3% of our total assets would be lent to other persons, including other investment companies to the extent permitted by the 1940 Act or any rules, exemptions or interpretations thereunder that may be adopted, granted or issued by the SEC. This limitation does not apply to (1) the lending of portfolio securities, (2) the purchase of debt securities, other debt instruments, loan participations and/or engaging in direct corporate loans in accordance with our investment goals and policies, and (3) repurchase agreements to the extent the entry into a repurchase agreement is deemed to be a loan.

(4)	we may not purchase or sell real estate unless acquired as a result of ownership of securities or other instruments and provided that this restriction does not prevent us from (i) purchasing or selling securities or instruments secured by real estate or interests therein, securities or instruments representing interests in real estate or securities or instruments of issuers that invest, deal or otherwise engage in transactions in real estate or interests therein, and (ii) making, purchasing or selling real estate mortgage loans.

(5)	we may not purchase or sell physical commodities, unless acquired as a result of ownership of securities or other instruments, provided that this restriction does not prevent us from investing in commodities contracts for the purpose of hedging its investment portfolio, including currency futures, stock index futures, interest rate futures and options thereon.

(6)	we may not issue senior securities, except to the extent permitted by the 1940 Act or any rules, exemptions or interpretations thereunder that may be adopted, granted or issued by the SEC.

(7)	we may not invest more than 25% of our net assets in securities of issuers in any one industry (other than securities issued or guaranteed by the U.S. government or any of its agencies or instrumentalities or securities of other investment companies).

(8)	we will not be limited in the percentage of our assets that may be invested in the securities of any one issuer.

With respect to these investment restrictions (except our policy on borrowings set forth above), if a percentage restriction is adhered to at the time of our investment or transaction, a later change in percentage resulting from a change in the values of our investments or the value of our total assets, unless otherwise stated, will not constitute a violation of such restriction or policy.

The 1940 Act currently limits borrowing to no more than 33-1/3% of the value of our total net assets. In addition, the 1940 Act currently limits the issuance of a class of senior securities that is indebtedness to no more than 33-1/3% of the value of our total assets or, if the class of senior security is stock, to no more than 50% of the value of our total assets.

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

Our Manager also manages VII Peaks Co-Optivist B Fund I, LLC, VII Peaks Co-Optivist R Fund I, LLC and VII Peaks Co-Optivist B Fund II, LLC, private funds that were formed to conduct private placements of securities and which have substantially similar investment objectives as the Fund. As of December 31, 2016, VII Peaks Co-Optivist B Fund I, LLC, VII Peaks Co-Optivist R Fund I, LLC and VII Peaks Co-Optivist B Fund II, LLC had aggregate net assets of $2.5 million.

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

Potential Competitive Strengths

We believe that we have the following potential competitive strengths as compared to investment funds that also invest in discounted corporate debt, senior secured term loan and equity-linked debt securities:

•	We Are Not a Traditional Distressed Fund. Traditional distressed debt investors typically seek to own the debt and engage in a bankruptcy process with the issuing company and eventually become equity holders. Through equity ownership, traditional distressed debt investors then intend to restructure operations of the Fund. In contrast, we do not invest in debt securities with the intent of undergoing a bankruptcy process. We look to partner with management to pro-actively avoid a default and bankruptcy situation. We are focused on restructuring company balance sheets, not company operations.

•	Investment Hold Period. We will not actively trade in and out of positions. Rather, we hold our investments for an average of 12 – 18 months. During this hold period we anticipate working co-operatively with target company management and other debt holders on a debt restructuring or exchange.

•	Comprehensive Private Equity Due Diligence Approach. We employ a comprehensive private equity approach to our investment due diligence process. This approach involves performing comprehensive business and industry due diligence and in-depth, bottoms-up valuation analyses for each investment, comparable to what a private equity firm with a long-term ownership position would conduct prior to investing in a target company. We believe this disciplined approach serves as an effective risk management tool for our investment process.

•	Relevant Capital Markets and Investment Experience. Our investment team consists of individuals who collectively have expertise and experience in principal investing, debt securities and general capital markets. The members of our investment team combined have been involved in the issuance of over $20 billion of debt securities, advised on a number of merger and acquisition transactions and invested in a number of private equity and leveraged buyout transactions.

 Investment Criteria and Strategy

 Secondary Market Debt Securities

With respect to corporate debt, senior secured term loan and equity-linked debt securities that we acquire on the secondary market, we invest in discounted corporate debt and equity-linked debt securities of companies that have a perceived risk of near term liquidity issues but have solid business fundamentals and prospects, including historical revenue growth, positive cash flow, significant and sustainable market presence, and sufficient asset coverage. We take a principal position in discounted debt securities with the primary goal of restructuring the terms of the debt to allow the target company to increase its liquidity and strengthen its balance sheet. Our typical target company has a debt redemption event (typically either a put or maturity event) on average within 24 months of our investment and has experienced a significant decline in its equity value reflective of a highly leveraged capital structure or general market conditions. We believe that proactively guiding such companies to restructure their debt will allow them to increase liquidity and free up resources to grow their businesses rather than focusing on managing their debt obligations. We also believe that our involvement can allow the target company more flexibility to explore strategic alternatives, since the terms of the existing debt structure often limits strategic options for the target company.

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

•	For such issuers and their equity holders, a debt restructuring is typically viewed favorably by the equity markets and may result in price appreciation in the target company equity securities.

•	For investors in the existing debt, a restructuring is often effected through an exchange of securities at a premium to current trading levels to compel security holders to participate. The commencement of a restructuring and its perceived improvement to the Fund’s balance sheet represents an opportunity for investors to participate in capital appreciation that may result from a recovery in the value of the debt securities.

•	For the issuer, a debt restructuring can potentially improve liquidity and strengthen its balance sheet by allowing the issuer to retire debt at a discount or obtain more favorable repayment terms.

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

Focus on long-term credit performance and principal protection.   We will structure our customized loan investments on a conservative basis with high cash yields, first and/or second lien security interests where possible, cash origination fees, and lower relative leverage levels. Portfolio companies may pay fund manager due diligence fees to cover legal, due diligence, and loan structuring costs. We will seek strong deal protections for our customized debt investments, including default penalties, information rights, board observation rights, and affirmative, negative and financial covenants, such as lien protection and prohibitions against change of control. We believe these protections will reduce our risk of capital loss.

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

We have adopted Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or (“ASC”), Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements.

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

Determinations in Connection With Offerings

We last sold our share in our continuous offering at a price of $8.75 per share: however, we have not sold shares in our continuous offering since April 30, 2015. To the extent that our net asset value increases, we will sell at a price necessary to ensure that shares are not sold at a price per share, after deduction of selling commissions and dealer manager fees, that is below the net asset value per share. The closings are typically on a monthly basis. To the extent that the net asset value per share increases subsequent to the last closing, the price per share may increase. Therefore, persons who subscribe for shares of our common stock in our continuous offering must submit subscriptions for a certain dollar amount, rather than a number of shares of common stock and, as a result, may receive fractional shares of our common stock. In connection with each closing on the sale of shares of our common stock offered pursuant to our prospectus on a continuous basis, the Board of Directors or a committee thereof is required within 48 hours of the time that each closing and sale is made to make the determination that we are not selling shares of our common stock at a price which, after deducting selling commissions and dealer manager fees, is below our then current net asset value per share. The Board of Directors or a committee thereof will consider the following factors, among others, in making such determination:

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

Effective for the February 28, 2013 close and onwards, the Pricing Committee of our Board of Directors increased the share price for new investments from $10.00 to $10.15 per share due to an increase in our NAV generated from successful refinancings of portfolio companies. On August 8, 2014, the Pricing Committee of our Board of Directors decreased the share price for new investments from $10.15 to $10.00 per share, and on November 18, 2014 the Pricing Committee of our Board of Directors decreased the share price for new investments from $10.00 to $9.75 per share. On November 24, 2015, the Board of Directors of the Fund and the Pricing Committee of the Board made a decision to approve a price reduction from $9.75 to $9.25 per share effective for the Funds next closing date and next declared distribution date. On May 23, 2016, the Board of Directors of the Fund and the Pricing Committee of the Board made a final decision to approve a price reduction from $9.25 to $8.75 per share. The decreases in August and November 2014 and November 2015 were made as a result of reductions in the net asset value per share of the Fund’s common stock, which resulted from three factors: overall declines in the market prices of high yield debt instruments; declines in the market value of specific positions that have defaulted or which the market perceives will need to restructure or the ones that have already been restructured into 144A private placement equity positions for which real pricing is not available; and as a result of distributions made to date in excess of net investment income. The Fund has also not been able to raise any additional capital since May 2015 because the N-2 has not been made effective by the SEC. The Pricing Committee of our Board of Directors is required to reassess our offering price when there is a decrease in NAV per share of more than 5% below our current net offering price, and is required to reduce the offering price where the decrease in the NAV per share is the result of a non-temporary movement in the credit markets or in the value of our assets. Our board reviewed market data regarding movements in the credit markets, and the specific circumstances surrounding each of the positions in our portfolio which had experienced the greatest decline in value, including recent earnings announcements, collateral, priority in the capital structure, and current indications as to the terms of any restructuring.

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

Taxation and Election of a Regulated Investment Company (“RIC”)

We have elected to be treated as a RIC under Subchapter M of the Code effective for our taxable year ended December 31, 2016, and to annually qualify as a RIC thereafter. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income that we distribute to our stockholders from our tax earnings and profits. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gain over realized net long-term capital loss, or the Annual Distribution Requirement. Even if we qualify as a RIC, we generally will be subject to corporate-level U.S. federal income tax on our undistributed taxable income and could be subject to U.S. federal excise, state, local and foreign taxes.

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

We will be subject to a 4% nondeductible U.S. Federal excise tax on certain undistributed income of RICs unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ended October 31st in that calendar year and (3) any income recognized, but not distributed, in preceding years and on which we paid no U.S. federal income tax. We generally will endeavor in each taxable year to avoid any U.S. Federal excise tax on our earnings.

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

Under the investment advisory agreement, our Manager has a fiduciary responsibility for the safeguarding and use of our assets. Our Manager is also subject to liability under both the 1940 Act and the Advisers Act for a breach of these fiduciary duties.

Our Manager’s services under the investment advisory agreement may not be exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired. In addition, our Manager performs certain administrative services under the administration agreement. See “Administration Agreement”.

Administration Agreement

Our Manager serves as our administrator. Pursuant to an administration agreement, our Manager furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Under the administration agreement, our Manager also performs, or oversees the performance of, our required administrative services, which include, among other things, transfer agency and other service providers supervision and oversight, preparation and supervision of the financial records for which we are required to maintain for SEC reporting, stockholder reporting and other Fund needs, implementation and supervision of a robust compliance program and oversight and administration of the quarterly share repurchase program. In addition, our Manager assists us in activities which include, among other things, performance and supervision of investor relations, the Fund’s Board of Directors communication and reporting, determining and publishing our net asset value, overseeing the preparation and filing of our tax returns, the communication, printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and other events such as distributions, and the performance of administrative and professional services rendered to us by others. Under the administration agreement, we are obligated to reimburse our Manager for our allocable portion of our Manager’s overhead in performing its obligations under the administration agreement, including rent, the fees and expenses associated with overseeing and performing the compliance functions and our allocable portion of the compensation of our chief financial officer, chief compliance officer and any administrative support staff; however, to date, cost of the chief financial officer, fund administration accounting and the chief compliance officer are charged directly to the Fund. Under the administration agreement, our Manager will also provide on our behalf managerial assistance to those portfolio companies that request such assistance. The administration agreement also provides the reimbursement to the Fund by the Manager for the Manager’s share of the Directors and Officers insurance, which is paid by the Fund in full. Either party may terminate the administration agreement without penalty upon 60 days’ written notice to the other party.

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

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, except for registered money market funds, we generally cannot acquire more than 3% of the voting stock of any investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of more than one investment company. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses. None of our investment policies are fundamental and any may be changed without stockholder approval.

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

Proxy Policies

The Fund primarily invests in debt securities, therefore on a rare occasion would the Manager vote a proxy. If a proxy is received, our Manager evaluates routine proxy matters, such as proxy proposals, amendments or resolutions on a case-by-case basis. Routine matters are typically proposed by management and our Manager will normally support such matters so long as they do not measurably change the structure, management control, or operation of the corporation and are consistent with industry standards as well as the corporate laws of the state of incorporation.

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

Our Board of Directors has full authority and discretion over the timing and amount of distributions we make, and it may decide to reduce or eliminate distributions at any time, which may have an adverse effect on your investment.

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

The tightening of US monetary policy through increases in the Fed interest rate happened for the first time in nine years in December of 2015. The Fed made projections to raise the rate four times in 2016 but only increased the rate once in December 2016. Per the Fed’s statement, interest rates will rise at a slow (.25%) but steady pace and are expected to raise three or four times in 2017. Fed officials suggest that policy makers may raise rates so long as gauges of U.S. inflation and economic growth improve. However, due to the strengthening dollar at the beginning of 2017, the Fed has indicated that it may potentially hold off raising rates due to geopolitical and economic risks of too strong of a dollar. There can be no guarantee the Fed will raise rates at the pace they proposed nor can there be any assurance that the Fed will make sound decisions as to when to raise rates. The increase in the Fed rate can have a negative effect on our investments by making it harder and more expensive to refinance capital structures or even obtain financing. Default rates in the US high yield market currently stand around 4.2% at the end of February according to Fitch Ratings. The ratings company forecasts that by mid-year 2017 the measure will drop below 3% and hit a low of 2% during the summer months before rebounding to settle at 3% to end the year. The average yield on a U.S. junk bond is now around 6.1%, according to Bank of America Merrill Lynch indexes, below the mean of the last 10 years.

High volatility in both bond and equity markets as well as slowing global growth could have a material effect on the companies we invest in.

Global equity and debt markets continued its erratic behavior with extreme volatility in the final quarter of the 2016 and start of 2017. In December of 2015, the Fed raised the central bank interest rate for the first time in nine years, and again in December of 2016. For the second time in three months, on March 15th, the Federal Reserve increased its benchmark interest rate a quarter point amid rising confidence that the economy is poised for more robust growth. In terms of global debt, some estimates calculate there is over $9 trillion in negative-yielding debt as of December 29, 2016. The Bank of Japan kept its rates in negative territory but raised its economic growth forecast to 1.5% from 1.3% in January 2017. The current US high yield default rate stands around 4.2% at the end of February and is expected to fall below 3% by May 2017 according to Fitch ratings. This is fueled by the fact that many large defaults will be over a year old as well as a decrease in overall defaults since January 2017. The S&P 500 Index rally is due in part to the high correlation to the election of Trump, the promise of U.S. jobs to come, and the recent rally of bank stocks. However, the rising rate credit environment and weak global economic growth, is creating a highly volatile global economic landscape. This could have a material adverse effect on the financial markets and economic conditions in the United States and the rest of the world. It could also limit our ability and the ability of our portfolio companies to obtain financing; it can also have an adverse material effect on the valuation of our portfolio companies. Consequently, the continued uncertainty in the general economic environment, as well in specific economies of several individual geographic markets in which our portfolio companies operate, could adversely affect our business, financial condition and results of operations.

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

We are subject to regulations not applicable to private companies, including provisions of the Sarbanes-Oxley Act and the related rules and regulations promulgated by the SEC. Our management is required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and rules and regulations of the SEC thereunder. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis, to evaluate and disclose changes in our internal control over financial reporting.

Subsequent to December 31, 2016, our Board of Directors elected to restate our financial statements for the three and six months ended June 30, 2016, and for the three and nine months ended September 30, 2016, in order to correct an error in the accounting for certain warrants received in connection with direct loans that we made. Specifically, we did not assign a cost to the warrants based upon their fair value on the date of receipt relative to the total fair value of the debt and warrants received. The difference between the face amount of the debt and its recorded cost resulting from the assignment of value to the warrants is to be treated as original issue discount, and accreted into interest income over the life of the loan. The change will result in an increase in net investment income, and a decrease in unrealized appreciation in the same amount, in each period, and will have no impact on our net asset value per share, as previously reported. Management previously concluded that its disclosure controls were effective for those periods. In response, in 2017 we implemented additional controls whereby officers will seek outside guidance in regard to accounting for transactions that we have not historically engaged in and which present novel issues. We believe the material deficiency has been remediated by the additional controls and procedures that have been implemented.

We may in the future identify internal control deficiencies that could rise to the level of a material weakness or uncover errors in our financial reporting, and such material weaknesses could have a material adverse effect on the accuracy, timeliness and reliability of our financial reporting, which may have an adverse effect on our financial condition and results of operation as well as the price of our common stock.

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

The officers of our Manager anticipate devoting a significant portion of their time performing services for other entities. As a result, there may be conflicts between us and our Manager, including members of its management team regarding the allocation of resources to the management of our day-to-day activities.

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

Borrowings, also known as leverage, magnify the potential for gain or loss on invested equity capital. To the extent we use leverage to partially finance our investments, you will experience increased risks associated with investing in our securities. We may borrow from banks and other lenders, and may issue debt securities or enter into other types of borrowing arrangements in the future. Our loan agreements may contain financial and operating covenants that could restrict our business activities. Breach of any of those covenants could cause a default under those instruments. Such a default, if not cured or waived, could have a material adverse effect on us. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause our net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions to our stockholders. Leverage is generally considered a speculative investment technique. At December 31, 2016, we had a leverage of $6.4 million which represents almost 19% of our net assets.

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

In addition, investments in private companies tend to be less liquid. The securities of private companies are often not publicly traded or actively traded on the secondary market and are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors. These privately negotiated over-the-counter secondary markets may be inactive during an economic downturn or a credit crisis. In addition, the securities in these companies will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. Also, under the 1940 Act, if there is no readily available market for these investments, we are required to carry these investments at fair value as determined by our Board of Directors. As a result, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. We may also face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we, our Manager or any of their respective affiliates have material nonpublic information regarding such portfolio company or where the sale would be an impermissible joint transaction. The reduced liquidity of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.

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

We invest in certain companies whose securities are not publicly-traded or actively traded on the secondary market and are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors and whose securities are subject to legal and other restrictions on resale or are otherwise less liquid than publicly-traded securities. We also invest in certain companies who issue us warrants for the shares of their equity which are not traded on the secondary market. The illiquidity of these investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. The reduced liquidity of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.

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

Revenue from our investments may not be guaranteed ..

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

We may be subject to litigation claims from Relativity.

On July 30, 2015, Relativity Media, LLC (“Relativity”) filed a voluntary Chapter 11 case in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). We own 855,079 shares of Series E Preferred Stock of Relativity. In October 2015, Relativity filed an adversary proceeding against our Manager in the Bankruptcy Court alleging that our Manager breached a commitment to provide $30 million of financing as part of a proposed reorganization of Relativity. We were not named as a defendant in the adversary proceeding. However, on October 20, 2015, Relativity sought and obtained from the Bankruptcy Court an ex parte temporary restraining order, or TRO, that bars our Manager and “its agents, servants, officers, employees and attorneys, and all persons in active concert or participation with them from transferring, assigning, encumbering, or taking any other action with respect to any and all funds” in our US Bank and Wells Fargo accounts. Neither we nor our Manager were provided with prior notice of the hearing on the TRO or was present at the hearing. The two accounts affected by the TRO contained substantially all of our assets at the time. The TRO was dissolved pursuant to a Stipulation and Agreed Order entered by the Bankruptcy Court on October 28, 2015, pursuant to which the parties agreed to engage in negotiations to resolve their dispute. The negotiations did not result in a settlement.

Our Manager reached a settlement with Relativity in 2016 which is subject to Bankruptcy Court approval. However, the motion to approve the settlement was withdrawn on January 23, 2017. Relativity’s confirmed plan provides that Relativity’s claims against VII Peaks will be assigned to a trust established for its creditors under its plan of reorganization if they are not settled. However, on February 8, 2017, the principal secured lender to Relativity and Relativity’s co-manager filed a joint motion to convert Relativity’s case to Chapter 7 liquidation, citing an inability by Relativity to raise capital for its operations and significant defaults on its debts. A hearing on the conversion motion is currently scheduled for May 17, 2017. Given the uncertainty surrounding Relativity, it is not clear if the lawsuit against us and our Manager will be pursued or dropped. In the event the creditors trust elects to continue the case, our Manager intends to defend the case vigorously. Our Manager contends, among other things, that the parties never reached a binding agreement on the terms of an investment and that Relativity has suffered no harm since it has obtained alternative financing to replace the financing it contends that our Manager did not provide.

Risks Related to Our Continuous Offering and Our Shares

If we are unable to raise substantial funds in our continuous “best efforts” offering, we will be limited in the number and type of investments we may make, our expense ratio will be higher, and the value of your investment in us may be reduced in the event our assets under-perform.

Our continuous offering is being made on a best efforts basis, whereby Arete Wealth Management, LLC (“Arete”) our managing broker/dealer and distributor of the Fund’s shares, and any selected dealers who enter into distribution agreements with Arete, are only required to use their best efforts to sell our shares and have no firm commitment or obligation to purchase any of our shares. However, we have not been able to complete the comment review process with respect to the annual amendment to our Form N-2 registration statement for fiscal 2015, and therefore have not been able to issue any shares in our continuous offering since April 30, 2015. Our inability to obtain approval of our Form N-2 amendment in 2015 was partially due to issues that arose from a material weakness in our internal controls that we discovered in 2015, which has since been remedied, as well as uncertainties regarding the valuation of a material investment we made in Relativity Media, LLC in 2015. In the middle of 2016, the Board of Directors voted to withdraw our election to be treated as a business development company, and convert the Fund into a closed end fund that elects to be an “interval fund” (the “Reorganization”). The Reorganization was approved by our shareholders at an adjourned shareholder meeting held on December 28, 2016. As a result of the Reorganization, we did not resubmit our Form N-2 to the SEC for approval in 2016. We expect to resume offering shares after the Form N-2 for the reorganized fund is approved by the SEC, and the Reorganization is completed.

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

Prior to consummation of the Reorganization, our policy has been that the purchase price at which you purchase common stock will be determined at each monthly closing date to ensure that the sales price, after deducting selling commissions and dealer manager fees, is equal to or greater than the net asset value of our common stock. In the event of a decrease to our net asset value per share, you could pay a premium of more than 5.0% for your common stock if our Board of Directors does not decrease the offering price. A decline in our net asset value per share to an amount more than 5.0% below our current offering price, net of selling commissions and dealer manager fees, creates a rebuttable presumption that there has been a material change in the value of our assets such that a reduction in the offering price per share is warranted. This presumption may only be rebutted if our Board of Directors, in consultation with our management, reasonably and in good faith determines that the decline in net asset value per share is the result of a temporary movement in the credit markets or the value of our assets, rather than a more fundamental shift in the valuation of our portfolio. In the event that (i) net asset value per share decreases to more than 5.0% below our current net offering price and (ii) our Board of Directors believes that such decrease in net asset value per share is the result of a non-temporary movement in the credit markets or the value of our assets, our Board of Directors will undertake to establish a new net offering price that is not more than 5.0% above our net asset value per share. If our Board of Directors determines that the decline in our net asset value per share is the result of a temporary movement in the credit markets or the value of our assets, investors will purchase common stock at an offering price per share, net of selling commissions and dealer manager fees, which represents a premium to the net asset value per share of greater than 5.0%.

In the fiscal years ended 2015 and 2016, the net asset value of our common stock decreased to an amount more than 5% below our then current offering price. The declines resulted from three factors: overall declines in the market prices of high yield debt instruments; declines in the market value of specific positions that have defaulted or which the market perceives will need to restructure or the ones that have already been restructured into 144A private placement equity positions for which real pricing is not available; and as a result of distributions made to date in excess of net investment income. The Pricing Committee of our Board of Directors reviewed market data regarding movements in the credit markets, and the specific circumstances surrounding each of the positions in our portfolio which had experienced the greatest decline in value, including recent earnings announcements, collateral, priority in the capital structure, and current indications as to the terms of any restructuring. Based on that analysis, the Board of Directors determined that a reduction in our gross offering price to $9.25 per share in 2015 and then to $8.75 in 2016 accurately reflected the extent to which the decline was the result of non-temporary factors in the markets and specific positions. However, the current offering price of $8.75 is more than 5% greater than the net asset value per share of our common stock. Therefore, investors in our common stock will experience immediate dilution of their investments.

In the event the Reorganization is completed, our policy will be that the purchase price of our common stock in monthly closings will be offered at the Fund’s net asset value (“NAV”) per share, plus the sales load (as described below), as of the first business day of each month. The NAV per share is computed by dividing the Fund’s NAV by the total number of shares outstanding at the time the determination is made. A sales load, which includes selling commissions of 6% of the gross proceeds from sales made by selected dealers, which includes 2% for dealer manager fees, will be paid or charged on sales of shares. The sales load will be deducted from the proceeds paid to the Fund.

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

Our continuous offering is being made on a best efforts basis, whereby Arete and any selected dealers who enter into agreements with Arete are only required to use their best efforts to sell our shares and have no firm commitment or obligation to purchase any of our shares. If we are unable to increase our net assets to a level sufficient to make our distributions from investment income, we may have to reduce our distribution rate. If we do not increase our net assets sufficiently, and do not decrease our distribution rate, a substantial part of our distributions will continue to constitute a return of capital, which will decrease the net asset value per share of our common stock. Furthermore, if the Reorganization is completed, our offering price will be determined each month based on the Fund’s net asset value (“NAV”) per share, plus the sales load (as described below), as of the first business day of each month. The NAV per share is computed by dividing the Fund’s NAV by the total number of shares outstanding at the time the determination is made. A sales load, which includes selling commissions of 6% of the gross proceeds from sales made by selected dealers, which includes 2% for dealer manager fees, will be paid or charged on sales of shares. The sales load will be deducted from the proceeds paid to the Fund.

If our Board of Directors elects to maintain the same policy declaring monthly distributions at an annual distribution rate of 7.35% per annum of our offering price, our distributions may decrease as our offering price decreases.

The shares sold in our continuous offering will not be listed on an exchange or quoted through a quotation system for the foreseeable future, if ever. Therefore, if an investor purchase shares in our continuous offering, they will have limited liquidity and may not receive a full return of their invested capital if they sell their shares.

The shares offered by us are illiquid assets for which there is not expected to be any secondary market nor is it expected that any will develop in the foreseeable future. When we initially elected to be treated as a business development corporation, our Board of Directors resolved that it would, within four years following the completion of our public offering or any subsequent follow-on offering, recommend that we pursue a liquidity event for our shareholders. However, there was no assurance that we would be able to complete a liquidity event within such time or at all. A liquidity event could include: (i) a listing of our shares on a national securities exchange; (ii) a merger or another transaction approved by our Board of Directors in which our shareholders will receive cash or shares of a listed company; or (iii) a sale of all or substantially all of our assets either on a complete portfolio basis or individually followed by a liquidation.

Prior to the completion of a liquidity event, our tender offer program provided a limited opportunity for investors to achieve liquidity, subject to certain restrictions and limitations, at a price which may reflect a discount from the purchase price they paid for their shares being repurchased. However, we suspended our tender offer program in the third quarter of 2015, and have not determined when we will resume the tender offer program. Unless and until we resume the tender offer program, or effect another type of liquidity event, shareholders will not have any realistic options to liquidate their shares.

In mid-2016, our Board of Directors approved resolutions to withdraw our election to be treated as a business development company, and convert the Fund into a closed end fund that elects to be an “interval fund” (the “Reorganization”). The Reorganization was approved by our shareholders at an adjourned shareholder meeting held on December 28, 2016. We expect to resume offering shares after the Form N-2 for the reorganized fund is approved by the SEC, and the Reorganization is completed. The Reorganization includes the adoption of a fundamental policy under which we would make annual tender offers of between 5% and 25% of our shares on an annual basis at our net asset value at the time, which will provide shareholders with some liquidity for their shares. Therefore, if the Reorganization is consummated, we no longer expect to complete an alternative liquidity event.

If the Reorganization is not completed for any reason, we may still seek to undertake an alternative liquidity event. In making a determination of what type of liquidity event is in the best interest of our shareholders, our Board of Directors, including our independent directors, may consider a variety of criteria, including, but not limited to, market conditions, portfolio diversification, portfolio performance, our financial condition, potential access to capital as a listed company, market conditions for the sale of our assets or listing of our shares, internal management requirements to become a perpetual life company and the potential for shareholder liquidity. We can offer no assurance that we will be able to effect a liquidity event. Further, even if we do complete a liquidity event, you may not receive a return of all of your invested capital.

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

Beginning with the fourth calendar quarter of 2013, we began offering a repurchase program for shareholders’ shares on a quarterly basis. However, we are not required to make repurchases and there can be no assurance we will do so. However, we suspended our tender offer program in the third quarter of 2015, and have not determined when we will resume the tender offer program. As a result, shareholders may be unable to sell their shares and, to the extent they are able to sell their shares under the tender offer program, they may not be able to recover the amount of their investment in our shares.

Beginning with the fourth calendar quarter of 2013, we began offering a repurchase program for shareholders to tender their shares on a quarterly basis at a price equal to 90% of our current offering price as of the date of repurchase. To the extent that we make purchases, the tender offer program will include numerous restrictions that limit their ability to sell their shares. We intend to limit the number of shares repurchased pursuant to our proposed tender offer program as follows: (1) we currently intend to limit the number of shares to be repurchased during any calendar year to 20% of the weighted average number of shares outstanding in the prior calendar year, or 5% in each quarter; (2) unless shareholders tender all of their shares, shareholders must tender at least 25% of the amount of shares they have purchased in the offering and must maintain a minimum balance of $5,000 subsequent to submitting a portion of their shares for repurchase by us; and (3) to the extent that the number of shares put to us for repurchase exceeds the number of shares that we are able to purchase, we will repurchase shares on a pro rata basis, not on a first-come, first-served basis. Further, we will have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under federal law or Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all repurchase requests made in any year. Our Board of Directors may amend, suspend or terminate the tender offer program upon 30 days’ notice. We will notify shareholders of such developments (1) in our quarterly reports or (2) by means of a separate mailing to shareholders, accompanied by disclosure in a current or periodic report under the Exchange Act. In addition, although we have adopted a tender offer program, we have discretion to not repurchase shareholders’ shares, to suspend the plan, and to cease repurchases. Further, the plan has many limitations and should not be relied upon as a method to sell shares promptly and at a desired price. We suspended our tender offer program in the third quarter of 2015, and have not determined when we will resume the tender offer program. Unless and until we resume the tender offer program, or effect another type of liquidity event, shareholders will not have any realistic options to liquidate their shares.

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

ITEM 3. LEGAL PROCEEDINGS

On July 30, 2015, Relativity Media, LLC (“Relativity”) filed a voluntary Chapter 11 case in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). We own 855,079 shares of Series E Preferred Stock of Relativity. On October 19, 2015, Relativity filed an adversary proceeding against our Manager in the Bankruptcy Court, styled Relativity Fashion, LLC, et al. v. VII Peaks Capital, LLC, Adversary No. 15-1361 (the “Adversary Proceeding”), alleging that our Manager breached a commitment to provide $30.0 million of financing as part of a proposed reorganization of Relativity. We were not named as a defendant in the Adversary Proceeding. On October 20, 2015, Relativity sought and obtained from the Bankruptcy Court an ex parte temporary restraining order (the “TRO”) that barred our Manager and “its agents, servants, officers, employees and attorneys, and all persons in active concert or participation with them from transferring, assigning, encumbering, or taking any other action with respect to any and all funds” in the US Bank and Wells Fargo accounts which belong to us. Neither us nor our Manager were provided with prior notice of the hearing on the TRO or was present at the hearing. The two accounts affected by the TRO contained substantially all of our assets. The TRO was dissolved pursuant to a Stipulation and Agreed Order entered by the Bankruptcy Court on October 28, 2015 (the “Stipulation”), pursuant to which the parties agreed to engage in negotiations to resolve their dispute. The negotiations did not result in a settlement.

Relativity then filed a reorganization plan, which provided that the Series E preferred stock would receive no consideration under the plan. We filed an objection to the plan. On February 2, 2016, at the hearing on confirmation Relativity’s plan, our Manager and Relativity reached a memorandum of understanding regarding a settlement of Relativity’s claims against our Manager and us, as well as our objection to the plan. On March 18, 2016, the Bankruptcy Court approved Relativity’s plan of reorganization, and the plan became effective on April 14, 2016.

On October 18, 2016, Relativity filed a motion with the Bankruptcy Court to approve a revised settlement with our Manager under Bankruptcy Rule 9019. Under the settlement, Relativity would dismiss all claims against our Manager and the funds it manages in consideration for the entry by Relativity into an Output Distribution Agreement with Divine Distribution, LLC, an affiliate of our Manager. Under the Output Distribution Agreement, Relativity agreed to grant two US output distribution slots per year for five years for films to be distributed by Relativity in exchange for a prescribed fee. The motion to approve the settlement agreement was withdrawn on January 23, 2017, by mutual agreement between our Manager and Relativity. Relativity’s confirmed plan provides that Relativity’s claims will be assigned to a trust established for its creditors under its plan of reorganization if they are not settled. However, on February 8, 2017, the principal secured lender to Relativity and Relativity’s co-manager filed a joint motion to convert Relativity’s case to Chapter 7 liquidation, citing an inability by Relativity to raise capital for its operations and significant defaults on its debts. A hearing on the conversion motion is currently scheduled for May 17, 2017. Given the uncertainty surrounding Relativity, it is not clear if the lawsuit against us and our Manager will be pursued or dropped. In the event the creditors trust elects to continue the case, our Manager intends to defend the case vigorously. Our Manager contends, among other things, that the parties never reached a binding agreement on the terms of an investment and that Relativity has suffered no harm since it has obtained alternative financing to replace the financing it contends that our Manager did not provide.

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

We last sold our shares in our continuous offering at a price of $8.75 per share; however, we have not sold shares in our continuous offering since April 30, 2015. In connection with each closing on the sale of shares of our common stock pursuant to our prospectus, as amended or supplemented, which relates to our public offering of common stock on a continuous basis, our Board of Directors or a committee thereof is required to make the determination that we are not selling shares of our common stock at a price per share, after deduction of selling commissions and dealer manager fees, that is below our then current net asset value per share within 48 hours of the time that we price our shares. Closings are typically monthly. For the year ended December 31, 2014, we had two price reductions of our offering price. On August 8, 2014, the Pricing Committee of our Board of Directors decreased the share price for new investments from $10.15 to $10.00 per share, and on November 18, 2014, the Pricing Committee of our Board of Directors decreased the share price for new investments from $10.00 to $9.75 per share. For the year ended December 31, 2015, we had one price reduction. On November 24, 2015, the Board of Directors of the Fund and the Pricing Committee of the Board made a final decision to approve a price reduction from $9.75 to $9.25 per share effective for the Funds next closing date and next declared distribution date. For the year ended December 31, 2016, we had one price reduction. On May 23, 2016, the Board of Directors of the Fund and the Pricing Committee of the Board made a final decision to approve a price reduction from $9.25 to $8.75 per share.

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

In the fiscal years ended 2015 and 2016, the net asset value of our common stock decreased to an amount more than 5% below our then current offering price. The declines resulted from three factors: overall declines in the market prices of high yield debt instruments; declines in the market value of specific positions that have defaulted or which the market perceives will need to restructure or the ones that have already been restructured into 144A private placement equity positions for which real pricing is not available; and as a result of distributions made to date in excess of net investment income. The Pricing Committee of our Board of Directors reviewed market data regarding movements in the credit markets, and the specific circumstances surrounding each of the positions in our portfolio which had experienced the greatest decline in value, including recent earnings announcements, collateral, priority in the capital structure, and current indications as to the terms of any restructuring. Based on that analysis, the Board of Directors determined that a reduction in our gross offering price to $9.25 per share in 2015 and then to $8.75 in 2016 accurately reflected the extent to which the decline was the result of non-temporary factors in the markets and specific positions. However, the current offering price of $8.75 is more than 5% greater than the net asset value per share of our common stock. Therefore, investors in our common stock will experience immediate dilution of their investments.

Set forth below is a chart describing the classes of our securities outstanding as of December 31, 2016:

Title of Class	Amount Authorized	Amount Outstanding
Common Stock, par value $0.001 per share	$200,000,000	6,337,606

During the three months ending December 31, 2016, we issued 36,897.85 shares of common stock for consideration of $306,713 under our dividend reinvestment program. As of December 31, 2016, we had 1,530 record holders of our common stock.

Distributions

Subject to our Board of Director’s discretion and applicable legal restrictions, we have historically declared and paid ordinary cash distributions at a rate equal to 7.35% of our latest offering price per share. Since the distribution paid to shareholders on September 30, 2015, with a record date of August 30, 2015, we have paid distributions monthly. Prior to the September 30, 2015, we paid distributions on a semi-monthly basis. We changed to paying distributions monthly in order to reduce costs. Any distributions to our shareholders will be declared out of assets legally available for distribution. We may fund our cash distributions to shareholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, and dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies. We have not established limits on the amount of funds we may use from available sources to make distributions.

Based upon our current level of operations, we estimate that about 85.3% of our distributions will constitute a return of capital. Our distributions historically have not been based on our investment performance. Prior to September 2013, our distributions were supported by our Manager in the form of operating expense support payments to us, and a portion of our distributions constituted a return of capital. Since September 2013, we have not had an expense support agreement with our Manager and as a result a greater portion of our distributions have constituted a return of capital. A return of capital generally is a return of your investment rather than a return of earnings or gains derived from our investment activities constitutes the return of capital previously paid to us for shares of our common stock.

The following table shows the percentage of our distributions, which have been funded from net investment income, realized capital gains and return of capital since the inception of operations:

Period	Per Share	Net Investment Income	Realized Gain From Investments	Return of Capital
July 12, 2012 - September 30, 2012	$0.183750	64%	—%	36%
October 1, 2012 - December 31, 2012*	0.260750	59%	—%	41%
January 1, 2013 - March 31, 2013*	0.262586	67%	13%	20%
April 1, 2013 - June 30, 2013	0.186504	77%	14%	9%
July 1, 2013 - September 30, 2013	0.186504	51%	10%	39%
October 1, 2013 - December 31, 2013	0.186504	4%	47%	49%
January 1, 2014 - March 31, 2014	0.186504	27%	13%	60%
April 1, 2014 - June 30, 2014	0.186504	49%	—%	51%
July 1, 2014 - September 30, 2014	0.184668	17%	3%	80%
October 1, 2014 - December 31, 2014	0.181467	15%	6%	79%
January 1, 2015 - March 31, 2015	0.179154	15%	5%	80%
April 1, 2015 - June 30, 2015	0.179154	63%	15%	22%
July 1, 2015 - September 30, 2015	0.209015	19%	11%	70%
October 1, 2015 - December 31, 2015 **	0.170315	—%	6%	94%
January 1, 2016 – March 31, 2016 ***	0.169969	1%	—%	99%
April 1, 2016 – June 30, 2016****	0.107188	—%	—%	100%
July 1, 2016 – September 30, 2016*****	0.214372	23%	—%	77%
October 1, 2016 – December 31, 2016	0.107186	24%	11%	65%

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

**** For the period from April 1, 2016 to June 30, 2016, the Fund had a net investment loss of approximately $4 thousand and a realized loss from investments of approximately $12.6 million. These amounts are reflected on the source of distributions table below in the distributions from paid in capital amount. The allocation of the distributions between net investment income and return of capital are different than previously reported as a result of the correction of an accounting error. For further detail, please see Item 9A Controls and Procedures.

***** For the period from July 1, 2016 to September 30, 2016, the Fund had a realized loss from investments of approximately $0.04 million. That amount is reflected on the source of distributions table below in the distributions from paid in capital amount. The allocation of the distributions between net investment income and return of capital are different than previously reported as a result of the correction of an accounting error. For further detail, please see Item 9A Controls and Procedures.

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

The following table reflects the sources of the cash distributions on a tax basis that the Fund has paid on its common stock (dollars in thousands) during the fiscal years ended December 31, 2016, 2015 and 2014:

Source of Distributions:	Year ended December 31, 2016		Year ended December 31, 2015		Year ended December 31, 2014
Distributions from net investment income	$473	12.6%	$830	18.5%	$819	26.1%
Distributions from realized gains	78	2.1%	425	9.5%	166	5.3%
Distributions from paid in capital	3,195	85.3%	3,235	72.0%	2,153	68.6%
Total	$3,746	100.0%	$4,490	100.0%	$3,138	100.0%

Distribution Reinvestment Plan

We have adopted an “opt-in” distribution reinvestment plan (“DRIP”) pursuant to which shareholders may elect to have the full amount of their cash distributions reinvested in additional shares of our common stock. If they wish to receive their distribution in cash, no action will be required on their part to do so. There will be no selling commissions, dealer manager fees or other sales charges to shareholders if they elect to participate in the DRIP. Shareholders distribution amount will purchase shares at 95% of the price that the shares are offered pursuant to our effective registration statement for our continuous public offering. Shares issued pursuant to our distribution reinvestment plan will have the same voting rights as our shares of common stock offered pursuant to our prospectus.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data as of and for the year ended December 31, 2016 is derived from our financial statements, which has been audited by OUM & Co. LLP, our independent registered public accounting firm as stated in their report. The selected financial data as of and for the years ended December 31, 2015, 2014, 2013, and 2012 was derived from our financial statements, which was audited by BPM LLP. The data should be read in conjunction with our financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report (dollars in thousands except share and per share data):

	As of and for the Year Ended December 31, 2016	As of and for the Year Ended December 31, 2015	As of and for the Year Ended December 31, 2014	As of and for the Year Ended December 31, 2013	As of and for the Year Ended December 31, 2012
Statement of operations data:
Total investment income	$3,120	$3,512	$3,260	$1,659	$146
Operating expenses
Total expenses	2,651	2,682	2,441	1,637	520
Less: Expense waivers and reimbursements	-	-	-	(776)	(524)
Net expenses (income)	2,651	2,682	2,441	861	(4)
Net investment income	469	830	819	798	150
Realized and unrealized gain (loss), net	7,145	(14,189)	(6,093)	(101)	(119)
Net increase (decrease) in net assets resulting from operations	$7,614	$(13,359)	$(5,274)	$697	$31
Per share data - basic and diluted:
Net investment income	$0.07	$0.14	$0.19	$0.37	$0.61
Net realized and unrealized gain (loss) on investments	$1.15	$(2.34)	$(1.42)	$(0.05)	$(0.48)
Net increase (decrease) in net assets resulting from operations	$1.22	$(2.20)	$(1.23)	$0.32	$0.13
Distributions declared	$(0.60)	$(0.74)	$(0.73)	$(0.79)	$(1.02)
Balance sheet data:
Investments at fair value	$40,345	$26,722	$37,428	$23,154	$5,823
Investments in money market funds – at fair value	$157	$6,210	$3,104	$1,644	$1,304
Total assets	$41,219	$33,689	$42,381	$27,764	$8,548
Total liabilities	$7,537	$5,199	$1,693	$340	$212
Total net assets	$33,682	$28,490	$40,688	$27,424	$8,336

Other data:
Total return	23.62%	(31.96)%	(8.88)%	7.72%	10.98%
Number of portfolio company investments at period end	29	33	45	39	22
Total portfolio investments for the year	$36,545	$23,245	$31,308	$27,685	$7,166
Investment sales and prepayments for the year	$30,593	$19,688	$11,765	$10,314	$1,250

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying financial statements of VII Peaks Co-Optivist Income BDC II, Inc., and the notes thereto. As used herein, the terms “we”, “us,” “our” and the “Fund” refer to VII Peaks Co-Optivist Income BDC II, Inc., a Maryland corporation and, as required by context to VII Peaks Capital, LLC (the “Manager”), which serves as our investment adviser and administrator. We are externally managed by our Manager.

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

Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Fund included herein were prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") and with the instructions to Form 10-K and Articles 6 or 10 of Regulation S-X. Accordingly, and include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, necessary for a fair presentation of the results for the period. The Fund is a single reportable segment.

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

Organizational and Offering Costs

The Fund is a closed-end fund with a continuous offering period. Under the investment advisory agreement between the Fund and the Manager, our Manager fronts the initial cost of the organizational and offering expenses, but the Fund is obligated to reimburse the Manager for such costs to the extent of 1.5% of the gross offering proceeds in our continuous offering. The Fund also agreed to reimburse the Manager for organization and offering expenses incurred by a prior manager in consideration for the Manager’s agreement to pay $1.3 million owed to the Fund by the prior manager under an expense reimbursement agreement, which amount the Manager paid in full during the year ended December 31, 2014. The Fund expenses organizational and offering costs as they become payable under the investment advisory agreement.

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

The Fund has evaluated the implications of Accounting Standards Codification (“ASC”) Topic 740, Accounting for Income Taxes, (“ASC Topic 740”) for all tax years and in all major tax jurisdictions, and determined that there is no material impact on the financial statements.

Valuation of Portfolio Investments

We have adopted Financial Accounting Standards Board (“FASB”), ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”), which defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value measurements.

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

The investment portfolio is recorded on a trade date basis. We determine the net asset value of our investment portfolio each quarter. Securities that are publicly-traded are valued at the reported closing price on the valuation date. Twenty of the forty-seven investments were valued using the closing market price at year end December 31, 2016.

The following table presents investments that were not valued using the closing market price, as of December 31, 2016:

Portfolio Company	Asset Type	Investment Coupon Rate	Maturity Date
Ansgar Media, LLC - Class B Units	Equity – Preferred Stock	-	-
Ansgar Media, LLC	Senior Secured First Lien Debt	12.00%	September 18, 2017
Ansgar Media, LLC	Senior Secured First Lien Debt	12.00%	January 11, 2018
Ansgar Media, LLC	Senior Secured First Lien Debt	12.00%	October 24, 2018
Ansgar Media, LLC	Senior Secured First Lien Debt	12.00%	October 27, 2018
Aspire Holdings (1)	Equity – Common Stock	-	-
Aspect Software, Inc. (2)	Equity – Common Stock	-	-
Claire’s Stores, Inc. Term Loan. (3)	Senior Secured First Lien Debt	9.00%	September 20, 2021
CLSIP, LLC Term Loan (3)	Senior Secured First Lien Debt	9.00%	September 20, 2021
Claire’s (Gibraltar) Holdings Limited Term Loan (3)	Senior Unsecured Debt	9.00%	September 20, 2021
Colt Defense, LLC (4)	Senior Unsecured Debt	8.00%	July 12, 2021
Education Management, LLC	Equity – Common Stock	-	-
Education Management, LLC	Warrant	-	-
GeoCommerce, Inc.	Senior Secured First Lien Debt	12.00%	April 27, 2018
GeoCommerce, Inc.	Senior Secured First Lien Debt	12.00%	May 15, 2018
GeoCommerce, Inc.	Senior Secured First Lien Debt	12.00%	October 14, 2018
GeoCommerce, Inc.	Senior Secured First Lien Debt	12.00%	December 21, 2018
GeoCommerce, Inc.	Warrant	-	-
Logan’s Roadhouse, Inc. (5)	Senior Secured Second Lien Debt	10.75%	October 15, 2017
Logan’s Roadhouse, Inc. PIK Exit Facility Term Loan (5)	Senior Secured Second Lien Debt	9.50%	November 23, 2020
Nima, LLC	Senior Secured First Lien Debt	12.00%	May 20, 2018
Nima, LLC	Senior Secured First Lien Debt	12.00%	August 11, 2018
Nima, LLC	Senior Secured First Lien Debt	12.00%	November 2, 2018
Nima, LLC	Senior Secured First Lien Debt	12.00%	December 21, 2018
Nima, LLC	Warrant	-	-
Nuverra Environmental Solutions, Inc.	Senior Secured Second Lien Debt	12.50%	April 15, 2022
Nuverra Environmental Solutions, Inc.	Warrant	-	-

(1)	Converted from exchange of 12.00% Endeavour International Corp, senior secured first lien debt.
(2)	The original 10.63% senior secured second lien notes due on May 15, 2017 defaulted. As part of Aspect’s bankruptcy and planned reorganization process, the Fund participated in a rights offering to purchase a new 3.00% PIK senior unsecured convertible note maturing on May 23, 2023 in an effort to facilitate recovery of its previous investment in the senior secured lien notes in Aspect. On November 25, 3.00% PIK senior unsecured convertible notes were exchanged out for mandatory conversion to shares of common stock of Aspect Software Parent, Inc. at a rate of 1/30 i.e. one common share per $30.00 in principal amount of notes outstanding.
(3)	On September 20, 2016, all of 10.50% senior subordinated notes and 8.88% senior secured second lien notes were exchanged for 9.00% of Claire’s Stores, Inc. Term Loan, CLSIP Term Loans and of Claire’s Gibralter Term Loans.
(4)	On January 19, 2016, there was a mandatory exchange offer to exchange all of the 8.75% senior unsecured notes to 8.00% PIK third lien notes.
(5)	The company filed for bankruptcy in Delaware on August 8, 2016, and is in the final stages of restructuring. The Fund participated in DIP financing as part of company’s restructuring process during bankruptcy and has received PIK Second Lien Exit Facility T/L in exchange. The Fund also participated in Equity exchange which is still in process and is expected to complete soon.

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

In connection with our debt investments, we may receive warrants or similar equity-related securities ("Warrants"). We determine the cost basis of Warrants based upon their fair values on the date of receipt relative to the total fair value of the debt and Warrants received. Any resulting difference between the face amount of the debt and its recorded cost resulting from the assignment of value to the Warrants is treated as original issue discount (“OID”), and accreted into interest income over the life of the debt investment using a method that approximates the effective interest method. Similarly, loan origination fees are capitalized and amortized as other income over the life of the loan.

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

Portfolio and Investment Activity

During the year ended December 31, 2016, we made $36.5 million of investments in new and existing portfolio companies and had $30.6 million in aggregate amount of exits, maturities and repayments, resulting in net investments of $5.9 million for the year. During the year ended December 31, 2015, we made $23.2 million of investments in new and existing portfolio companies and had $19.7 million in aggregate amount of exits, maturities and repayments, resulting in net repayments of $3.5 million for the year. During the year ended December 31, 2014, we made $31.3 million of investments in new and existing portfolio companies and had $11.8 million in aggregate amount of exits and repayments, resulting in net investments of $19.5 million for the year.

As of December 31, 2016, we have invested an aggregate of approximately $41.6 million in forty-seven investment positions in twenty-nine portfolio companies. On December 31, 2016, the fair value of our investment positions was $40.9 million (including money market investments and the accrued interest of $0.4 million). As of such date, our estimated gross annual portfolio yield was 8.6% and gross annual portfolio yield to maturity was 8.6% (excluding equity investments and non-accrual investments) based on the purchase price of our investments. The average duration of our debt portfolio was approximately 1.6 years. During the year ended December 31, 2016, six T-bills matured, one T-bill was sold, and we exited eight portfolio companies in full, for aggregate sales proceeds of $30.6 million.

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

The following table presents three debt investments that had not paid coupon interest as due beyond the thirty-day grace period, as of December 31, 2016. Interest on these investments was accrued through the date that the last coupon payment was received:

Portfolio Company	Asset Type	Investment Coupon Rate	Maturity Date
Logan's Roadhouse, Inc. (1)	Senior Secured Second Lien Debt	10.75%	October 15, 2017
Saratoga Resources, Inc.	Senior Secured Second Lien Debt	12.50%	July 1, 2016
UCI International, Inc.	Senior Unsecured Debt	8.63%	February 15, 2019

(1)	The company filed for bankruptcy in Delaware on August 8, 2016 and is in the final stages of restructuring. The Fund participated in DIP financing as part of company’s restructuring process during bankruptcy and has received PIK Second Lien Exit Facility T/L in exchange. The Fund also participated in Equity exchange which is still in process and is expected to complete soon.

The following table presents ten equity investments that are non-income producing, as of December 31, 2016:

Portfolio Company	Asset Type
Affinion Group, Inc. (2)	Equity – Common Stock
Ansgar Media, LLC - Class B Units	Equity – Preferred Stock
Aspect Software, Inc. (3)	Equity – Common Stock
Aspire Holdings (1)	Equity – Common Stock
Education Management, LLC	Equity – Common Stock
Education Management, LLC (4)	Warrant
GeoCommerce, Inc.	Warrant
NII Holdings, Inc. (5)	Equity – Common Stock
Nima, LLC	Warrant
Nuverra Environmental Solutions, Inc. (6)	Warrant

(1)	Converted from exchange of 12.00% Endeavour International Corp First Lien Bonds.
(2)	Converted from exchange of 3.00% PIK senior unsecured convertible notes.
(3)	Converted from exchange of 3.00% PIK senior unsecured convertible notes.
(4)	Received in exchange of 15.00% Cash/PIK bonds.
(5)	Received in exchange of 10.00% senior unsecured debt.
(6)	Received early exchange fees in form of warrants for participating in the exchange offer.

The following table presents four investments that were completely written off during the year ended December 31, 2016:

Portfolio Company	Investment Type	Investment Coupon Rate	Maturity Date
Aspect Software, Inc.	Senior Secured Second Lien Debt	10.63%	May 15, 2017
Suntech Power Holdings Company, Ltd.	Senior Unsecured Debt	3.00%	May 15, 2013
QuickSilver Resources, Inc.	Senior Subordinated Debt	7.13%	April 1, 2016
Relativity Media, LLC - Class E Units	Equity – Preferred Stock	-	-

Aspect Software, Inc. filed for bankruptcy and hence defaulted on their 10.63% notes. As part of restructuring program, the company offered its noteholders to participate in the rights offering, which in turn would convert to equity. The 10.63% notes were hence written off completely. There is no scope of recovery on the Suntech Power Holdings Company, Ltd and Quicksilver Resources, Inc., hence these two have also been written off. Relativity Media, LLC, the entity in which we made our original investment, was dissolved as part of the Relativity Media reorganization process during the year ended December 31, 2016. The investment was removed from the Schedule of Investments and the loss of $10.4 million was realized.

 The following table shows the weighted average yield of our portfolio composition based on fair value at December 31, 2016:

	At December 31, 2016
	Percentage of Total Portfolio	Weighted Average Current Coupon Yield
Investments – Money Market	0.4%	—%
U.S. Government Securities	17.7	0.7
Senior Secured First Lien Debt	42.1	11.4
Senior Secured Second Lien Debt	1.3	11.1
Senior Unsecured Debt	12.0	10.1
Senior Subordinated Debt	2.6	9.3
Equity Securities	23.9	n/a
Total	100.0%	8.6	%*

* 8.6% yield is on non-defaulted, non-equity positions and excludes money market investments.

As of December 31, 2016, our non-defaulted, non-equity portfolio had a yield to maturity of 8.6%, and an average duration of 1.60 years.

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

As of December 31, 2015, our non-defaulted, non-equity portfolio had a yield to maturity of 7.6%, and an average duration of 1.80 years.

The following table shows the portfolio composition by industry grouping at fair value at December 31, 2016 (dollars in thousands):

	At December 31, 2016
	Investments at Fair Value	Percentage of Total Portfolio
Media: Broadcasting & Subscription	$10,418	25.7%
Technology	7,684	19.0
US Government	7,173	17.7
Consumer Electronics	6,500	16.0
Aerospace and Defense	2,124	5.3
Energy: Oil & Gas	1,460	3.6
Services: Consumer	1,428	3.5
Retail	1,084	2.7
Healthcare & Pharmaceuticals	1,050	2.6
Telecommunications	607	1.5
Environmental Industries	279	0.7
Beverage, Food & Tobacco	249	0.6
Automobile	238	0.6
Investments – Money Market	157	0.4
Media: Advertising, Printing & Publishing	51	0.1
Total	$40,502	100.0%

The following table shows the portfolio composition by industry grouping at fair value at December 31, 2015 (dollars in thousands):

	At December 31, 2015
	Investments at Fair Value	Percentage of Total Portfolio
Investments – Money Market	$6,210	18.9%
U.S. Government Securities	4,946	15.0
Media: Broadcasting & Subscription	4,641	14.1
Metals & Mining	2,137	6.5
Media: Advertising, Printing & Publishing	2,116	6.4
Retail	1,969	6.0
Aerospace and Defense	1,734	5.3
Telecommunications	1,640	5.0
Energy: Oil & Gas	1,593	4.8
Automobile	1,578	4.8
Services: Consumer	1,476	4.5
Healthcare & Pharmaceuticals	1,139	3.4
Hotel, Gaming & Leisure	765	2.3
Beverage, Food & Tobacco	531	1.6
Environmental Industries	457	1.4
Total	$32,932	100.0%

Our fair value of total investments was $40.5 million as of December 31, 2016 as compared to $32.9 million as of December 31, 2015. The increase in the fair value of our investments was attributable to three factors: 1) new investments in senior secured notes of Geocommerce, Inc. and Nima, LLC granted us with in-the-money warrants, which increased the value of our investments significantly. 2) increased investments in Ansgar Media, LLC and an increase in the valuation estimate of Ansgar Media, LLC equity based on recent financial projections provided by the company and 3) for the year 2016, the high yield market returned 17.49%, the third best year over the past 20, surpassed only by 2003 (when the markets recovered from the WorldCom fraud) and 2009 (when the U.S. economy emerged from the Great Recession).

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

Operating results for the years ended December 31, 2016, 2015 and 2014 were as follows (dollars in thousands):

	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014
Total investment income	$3,120	$3,512	$3,260
Total operating expenses	2,651	2,682	2,441
Net investment income	469	830	819
Net realized gain (loss) from investments	(13,263)	425	166
Net unrealized appreciation (depreciation) on investments	20,408	(14,614)	(6,259)
Net increase (decrease) in net assets resulting from operations	$7,614	$(13,359)	$(5,274)

Revenues

We generated investment income of $3.1 million for the year ended December 31, 2016, as compared to $3.5 million for the year ended December 31, 2015, and $3.3 million for the year ended December 31, 2014. Interest revenue was $3.0 million for the year ended December 31, 2016, as compared to $2.9 million for the year ended December 31, 2015, and $3.2 million for the year ended December 31, 2014. The increase in interest revenue in 2016 as compared to 2015 was attributable to higher yield earned on investments in senior secured notes of Ansgar, GeoCommerce and Nima, partially offset by an increase in debt investments placed on non-accrual status and restructuring of certain debt investments into equity investments. Fee income was $0.1 million for the year ended December 31, 2016, as compared to $0.6 million and zero for the years ended December 31, 2015 and 2014, respectively. The decrease in fee income in 2016 as compared to 2015 was attributable to a 5% origination fee that was earned and immediately accrued on our investment in Relativity Media, LLC in 2015. The fee income earned on investments in 2016 was lower and is being amortized over the term of the loan instead of realized upon receipt.

Interest from debt investments is in the form of interest and fees earned on senior secured loans, senior secured notes, subordinated debt, senior unsecured debt and collateralized securities in our debt portfolio. Our debt portfolio constituted approximately 75.7% of investment portfolio at December 31, 2016 (excluding money market investments). The level of interest income we receive is directly related to the balance of collectible income producing investments multiplied by the coupon rate of our investments, offset by debt investments held in non-accrual status. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases. The average balance of the debt portfolio during the year ended December 31, 2016 was higher than the year ended December 31, 2015, which was attributable to – 1) new investments in senior secured notes of Geocommerce, Inc. and Nima, LLC and increased investments in senior secured notes of Ansgar Media, LLC; and 2) increased investments in US Treasury Bills to keep up with the collateral requirements of the priority credit line. At December 31, 2016, the weighted average coupon yield of our debt investments was 8.6%, as compared to 7.6% at December 31, 2015, and 10.0% at December 31, 2014. For the year ended December 31, 2016, the average net assets were $31.8 million, as compared to $39.2 million for the year ended December 31, 2015, and $36.7 million for the year ended December 31, 2014.

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

Expenses

The composition of our operating expenses for the years ended December 31, 2016, 2015 and 2014 was as follows (dollars in thousands):

	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014

Professional fees	$800	$521	$258
Director fees	37	50	49
Insurance	114	96	95
Interest expense	206	33	-
Management fees – related parties	640	784	732
Administrative services – related parties	228	216	108
General and administrative (includes CFO salary and related party travel expenses)	489	721	664
Transfer agent fees	137	165	183
Offering expense	-	96	352
Total operating expenses	$2,651	$2,682	$2,441

For the years ended December 31, 2016, 2015 and 2014, our operating expenses were $2.7 million, $2.7 million and $2.4 million, respectively. Included within general and administrative expenses for the years ended December 31, 2016, 2015 and 2014, were $0.1 million, $0.1 million and $0.1 million respectively for the cost of our chief financial officer’s salary reimbursed to the Manager. Also included within general and administrative expenses for the years ended December 31, 2016, 2015 and 2014 were $0.04 million, $0.1 million and $0.2 million, respectively, for related party travel expenses reimbursed to the Manager.

The slight decrease in expenses for the year ended December 31, 2016 as compared to December 31, 2015 was primarily due to reduced offering expenses as a result of the fact that the Fund has not raised new capital since April 30, 2015 as our registration statement has not been declared effective by the SEC, reduced management fees as our net assets have decreased, reduced general and administrative expenses, offset by increases in professional fees attributable to litigation relating to our investment in Relativity Media, LLC.

Management fees for the years ended December 31, 2016, 2015 and 2014 remain at 2% of the net asset value. The offering costs are consistent at 1.5% of the gross closing proceeds for the years ended December 31, 2016, 2015 and 2014. However, since the Fund has not been open to new investments, there has not been any offering costs expense since June 30, 2015.

Net Investment Income

Our net investment income totaled $0.5 million, $0.8 million and $0.8 million for the years ended December 31, 2016, 2015 and 2014, respectively. Our net investment income was attributable to investment income less operating expenses for the period. For the year ended December 31, 2016, total investment income was $3.1 million, which included $0.1 million of non-recurring fees.

The decrease in net investment income for the year ended December 31, 2016 as compared to the year ended December 31, 2015 was primarily due to two factors: 1) decrease in fee income in 2016 as compared to 2015 because in 2015 the 5.0% origination fee was earned and immediately accrued on our investment in Relativity Media, LLC. The fee income earned on investments in 2016 was lower and is being amortized over the term of the loan instead of realized upon receipt and 2) although general and administrative expenses were lower in 2016; the decrease was offset by substantial increase in legal expenses due to the lawsuits related to Relativity Media, LLC. For the years ended December 31, 2016, 2015 and 2014, total operating expenses were $2.7 million, $2.7 million and $2.4 million, respectively.

Net Realized Gains or Losses from Investments

For the years ended December 31, 2016, 2015 and 2014, we had $30.6 million, $19.7 million and $11.8 million of sales, maturities, write-offs and principal repayments, resulting in $(13.3) million, $0.4 million and $0.2 million of realized gains (losses), respectively.

Net Change in Unrealized Appreciation or Depreciation on Investments

For the years ended December 31, 2016, 2015 and 2014, we experienced $20.4 million, $(14.6) million and $(6.3) million of unrealized appreciation (depreciation), respectively. The increase in unrealized appreciation during fiscal 2016 was due to four main factors.

First, despite the negative trends and volatility early in the year, the high-yield index has swiftly recovered. For the year 2016, the high yield market returned 17.49%, the third best year over the past 20, surpassed only by 2003 (when the markets recovered from the WorldCom fraud) and 2009 (when the U.S. economy emerged from the Great Recession). Much of this was due to the recovery in oil prices and an insatiable demand for yield. With oil prices comfortably above $50 at year end following the OPEC production agreement, many energy issuers have addressed their liquidity concerns by either raising capital in the financial markets or by restructuring their balance sheets. This should limit the amount of defaults from energy issuers going forward. From a demand standpoint, high yield investors were especially attracted to the asset class in 2016 when more than $12 trillion of global debt (roughly 25% of the outstanding supply) yielded less than 0%.

Second, the Fund invested in senior secured first lien notes of two companies – GeoCommerce, Inc. and Nima, LLC, which provided the Fund with in-the-money warrants amounting to just over $2.8 million of unrealized appreciation.

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

Changes in Net Assets from Operations

For the years ended December 31, 2016, 2015 and 2014, we recorded a net increase (decrease) in net assets resulting from operations of $7.6 million, $(13.4) million and $(5.3) million, respectively. For the years ended December 31, 2016, 2015 and 2014, this increase (decrease) is mainly due to net unrealized appreciation (depreciation) of $20.4 million, $(14.6) million and $(6.3) million, respectively, and net investment income of $0.5 million, $0.8 million and $0.8 million, respectively, partially offset by net realized gain (loss) from investments of $(13.3) million, $0.4 million and $0.2 million, respectively, on our portfolio investments. The increase in 2016 is largely due to a strong rally in high yield markets because of increases in the market price of oil, easing concerns about global economic growth, a continued search for yield and the completion of restructuring plans by a few of our bond investment companies. Overall, the portfolio experienced a market value increase, with an increase in net unrealized appreciation on investments of $20.4 million for the year ended December 31, 2016. Based on 6,256,208, 6,077,127 and 4,281,647 weighted average common shares outstanding for the years ended December 31, 2016, 2015 and 2014, respectively, our per share net increase (decrease) in net assets resulting from operations was $1.22, $(2.20) and $(1.23), respectively.

Liquidity and Capital Resources

On August 4, 2015, we entered an agreement with Wells Fargo Advisors, LLC for obtaining a revolving line of credit. The amount we can borrow is based upon the value of cash deposited in an account at Wells Fargo Advisors, LLC and the treasury notes that Wells Fargo purchases, which serve as collateral for the loan. On August 27, 2015, we initially drew down $2.0 million. As of December 31, 2016 and December 31, 2015, the outstanding balance under this credit line was $6.4 million and $4.5 million, respectively. The interest rate on the outstanding balance is a negotiated rate based on our assets under management with Wells Fargo Advisors, LLC and is currently 3.25%. The term of the line of credit is indefinite and may be terminated by us or Wells Fargo Advisors, LLC at any time.

On September 10, 2015, we entered an agreement with the Morgan Stanley Private Bank, N.A. The amount we can borrow is based upon the value of cash deposited in an account at Morgan Stanley Private Bank, N.A., which serve as collateral for the loan. The maximum amount which we may borrow under the line of credit is $1.8 million. The line was paid off during the second quarter and the account was closed as of June 30, 2016.

We generate cash primarily from cash flows from fees, interest and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. On July 10, 2012, we satisfied our minimum offering requirement of raising gross offering proceeds in excess of $1.0 million from persons who are not affiliated with us or our Manager, and commenced operations. As of December 31, 2016, we had issued 6.3 million shares of common stock, including 0.5 million shares under our distribution reinvestment plan (“DRIP”) less 0.3 million shares redeemed under our tender offer. As of December 31, 2016, we had received gross proceeds from our continuous offering of total $62.6 million, including $4.7 million under our DRIP less $2.9 million paid to redeem shares in our quarterly tenders.

When we are open to new business, we will sell our shares on a continuous basis. On May 23, 2016, our Board of Directors and the Pricing Committee of the Board made a final decision to approve a price reduction from $9.25 to $8.75 per share. On November 24, 2015, our Board of Directors and the Pricing Committee of the Board had approved a price reduction from $9.75 to $9.25 per share effective for our next closing date and next declared distribution date. To the extent that our net asset value per share increases, we will sell at a price necessary to ensure that our shares are not sold at a price, after deduction of selling commissions and dealer manager fees that is below our net asset value per share. However, since April 30, 2015, we have not been able to sell any shares in our continuous offering because our registration statement has been under review by the SEC.

For the year ended December 31, 2016, we experienced a net decrease in money market investments of $6.1 million. For the year ended December 31, 2016, approximately $0.9 million was used for our financing activities, which primarily consisted of $11.7 million repayments of the priority credit line and $2.8 million in distributions, partially offset by $13.5 million received through the priority credit line. We generated approximately $0.9 million of cash provided by our operating activities mainly as the result of the receipt of proceeds from the sale of, repayment of and principal payments on portfolio debt investments of $30.6 million, partially offset by the purchase of new portfolio debt investments of $36.5 million.

Distributions

Subject to our Board of Director’s discretion and applicable legal restrictions, we have historically declared and paid ordinary cash distributions at a rate equal to 7.35% of our latest offering price per share. Since the distribution paid to shareholders on September 30, 2015, with a record date of August 30, 2015, we have paid distributions monthly. Prior to the September 30, 2015, we paid distributions on a semi-monthly basis. We changed to paying distributions monthly in order to reduce costs. Any distributions to our shareholders will be declared out of assets legally available for distribution. We may fund our cash distributions to shareholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, and dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies. We have not established limits on the amount of funds we may use from available sources to make distributions.

Based upon our current level of operations, we estimate that about 85.3% of our distributions will constitute a return of capital. Our distributions historically have not been based on our investment performance. Prior to September 2013, our distributions were supported by our Manager in the form of operating expense support payments to us, and a portion of our distributions constituted a return of capital. Since September 2013, we have not had an expense support agreement with our Manager and as a result a greater portion of our distributions have constituted a return of capital. A return of capital generally is a return of your investment rather than a return of earnings or gains derived from our investment activities constitutes the return of capital previously paid to us for shares of our common stock.

The following table shows the percentage of our distributions, which have been funded from net investment income, realized capital gains and paid in capital since the inception of operations:

Period	Per Share	Net Investment Income	Realized Gain From Investments	Return of Capital
July 12, 2012 - September 30, 2012	$0.183750	64%	—%	36%
October 1, 2012 - December 31, 2012*	0.260750	59%	—%	41%
January 1, 2013 - March 31, 2013*	0.262586	67%	13%	20%
April 1, 2013 - June 30, 2013	0.186504	77%	14%	9%
July 1, 2013 - September 30, 2013	0.186504	51%	10%	39%
October 1, 2013 - December 31, 2013	0.186504	4%	47%	49%
January 1, 2014 - March 31, 2014	0.186504	27%	13%	60%
April 1, 2014 - June 30, 2014	0.186504	49%	—%	51%
July 1, 2014 - September 30, 2014	0.184668	17%	3%	80%
October 1, 2014 - December 31, 2014	0.181467	15%	6%	79%
January 1, 2015 - March 31, 2015	0.179154	15%	5%	80%
April 1, 2015 - June 30, 2015	0.179154	63%	15%	22%
July 1, 2015 - September 30, 2015	0.209015	19%	11%	70%
October 1, 2015 - December 31, 2015 **	0.170315	—%	6%	94%
January 1, 2016 – March 31, 2016 ***	0.169969	1%	—%	99%
April 1, 2016 – June 30, 2016****	0.107188	—%	—%	100%
July 1, 2016 – September 30, 2016*****	0.214372	23%	—%	77%
October 1, 2016 – December 31, 2016	0.107186	24%	11%	65%

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

**** For the period from April 1, 2016 to June 30, 2016, the Fund had a net investment loss of approximately $4 thousand and a realized loss from investments of approximately $12.6 million. These amounts are reflected on the source of distributions table below in the distributions from paid in capital amount. The allocation of the distributions between net investment income and return of capital are different than previously reported as a result of the correction of an accounting error. For further detail, please see Item 9A Controls and Procedures.

***** For the period from July 1, 2016 to September 30, 2016, the Fund had a realized loss from investments of approximately $0.04 million. That amount is reflected on the source of distributions table below in the distributions from paid in capital amount. The allocation of the distributions between net investment income and return of capital are different than previously reported as a result of the correction of an accounting error. For further detail, please see Item 9A Controls and Procedures.

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

We have elected to be treated, beginning with our taxable year ended December 31, 2013, as a RIC under the Code. To obtain and maintain RIC tax treatment, we must, among other things, distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our shareholders. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of: (i) 98% of our ordinary income for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period generally ended on October 31st of the calendar year (unless an election is made by us to use our taxable year) and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no federal income tax.

The following table reflects the sources of the cash distributions on a tax basis that the Fund has paid on its common stock (dollars in thousands) during the fiscal years ended December 31, 2016, 2015 and 2014:

Source of Distributions:	Year ended December 31, 2016		Year ended December 31, 2015		Year ended December 31, 2014
Distributions from net investment income	$473	12.6%	$830	18.5%	$819	26.1%
Distributions from realized gains	78	2.1	425	9.5	166	5.3
Distributions from paid in capital	3,195	85.3	3,235	72.0	2,153	68.6
Total	$3,746	100.0%	$4,490	100.0%	$3,138	100.0%

Distribution Reinvestment Plan

We have adopted an “opt-in” DRIP pursuant to which shareholders may elect to have the full amount of their cash distributions reinvested in additional shares of our common stock. If shareholders wish to receive their distribution in cash, no action is required on their part to do so. If shareholders elect to participate in the DRIP program, they are not charged selling commissions, dealer manager fees or other sales charges for the purchase of DRIP shares. The purchase price of the DRIP shares is 95% of the current offering price of the shares at the time of the distribution. Shares issued pursuant to our DRIP will have the same voting rights as our shares of common stock offered pursuant to our prospectus.

When the Fund is able to raise new capital, it incurs offering expenses of 1.5% of the gross offering proceeds. However, the Fund has not be able to raise additional capital since April 2015. The chart below shows the percentages of distributions from Net Investment Income excluding offering costs:

	Offering Expenses	Distribution from Net Investment Income excluding offering costs	% Distribution from Net Investment Income excluding offering costs	% Distributions from Realized Gains excluding offering costs	% Distributions from Paid In Capital excluding offering costs
2016	$—	$473	13%	2%	85%
2015	$96	$926	21%	9%	70%
2014	$352	$1,171	37%	5%	58%
2013	$322	$1,120	66%	23%	11%
2012	$142	$292	100%	0%	0%

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

Due from related party consists of $67,000 of true up for management fees from writing down certain portfolio investments at the end of a quarter in prior quarters, $67,000 in Blue Sky state filing fees paid by the Fund instead of our Manager, $13,000 in allocation of the Directors and Officers insurance policy costs to our Manager, and $90,000 in expenses related to legal and other operational costs allocated to our Manager instead of the Fund.

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

Assuming that our current financial condition were to remain constant and no actions were taken to alter our existing interest rate sensitivity, a 100 basis point move in interest rates up or down from their December 31, 2016 levels would result in an increase or decrease in net asset value of $0.5 million or 1.6%.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

VII Peaks Co-Optivist Income BDC II, Inc.

We have audited the accompanying statement of assets and liabilities of VII Peaks Co-Optivist Income BDC II, Inc. (“Fund”), including the schedule of investments, as of December 31, 2016, and the related statements of operations, changes in net assets, and cash flows for the year then ended. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2016, by correspondence with the custodian and management of the portfolio companies, or by other auditing procedures where replies were not received. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VII Peaks Co-Optivist Income BDC II, Inc. as of December 31, 2016, and the results of its operations, changes in its net assets and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ OUM & Co. LLP

San Francisco, California

June 2, 2017

REPORT OF PREVIOUS INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
VII Peaks Co-Optivist Income BDC II, Inc.

We have audited the accompanying statement of assets and liabilities of VII Peaks Co-Optivist Income BDC II, Inc. (the “Fund”), including the schedule of investments, as of December 31, 2015, and the related statements of operations, changes in net assets and cash flows for each of the years in the two-year period ended December 31, 2015. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VII Peaks Co-Optivist Income BDC II, Inc. as of December 31, 2015, and the results of its operations, changes in its net assets and its cash flows for each of the years in the two-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ BPM LLP

San Francisco, California
April 14, 2016

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share data)

	As of
	December 31, 2016	December 31, 2015

ASSETS

Investments, at fair value
Non-controlled/non-affiliate investments (cost of $35,575 and $46,210, respectively)	$30,977	$22,620
Affiliate investments (cost of $5,850 and $2,000, respectively)	9,368	4,102
Investments, money market at fair value (cost of $157 and $6,210, respectively)	157	6,210
Total investments, at fair value	40,502	32,932
Interest receivable	402	529
Prepaid expenses	76	12
Origination fee receivable	-	63
Due from related party, net	239	153
Total assets	$41,219	$33,689

LIABILITIES
Priority credit line -Wells Fargo	$6,366	$4,531
Interest payable	3	1
Deferred loan fee	268	50
Prepaid interest from investments (includes prepaid interest of $333 from Nima, LLC, $258 from GeoCommerce, Inc. and $188 from Ansgar Media, LLC)	779	-
Accounts payable and accrued liabilities	121	267
Stockholder distributions payable	-	350
Total liabilities	7,537	5,199

NET ASSETS
Preferred stock, par value, $.001 per share, 50,000,000 authorized; none issued and outstanding	$-	$-
Common stock, par value, $.001 per share, 200,000,000 authorized; 6,639,019 and 6,482,927 shares issued as of December 31, 2016 and 2015, respectively and 6,337,606 and 6,181,515 outstanding as of December 31, 2016 and 2015, respectively	7	6
Paid-in capital in excess of par value	60,184	58,860
Treasury stock at cost, 301,413 and 301,413 shares, respectively	(2,891)	(2,891)
Accumulated distribution in excess of net investment income and net realized gain (loss) on investments	(22,538)	(5,997)
Net unrealized depreciation on investments	(1,080)	(21,488)
Total net assets	33,682	28,490
Total liabilities and net assets	$41,219	$33,689

Net asset value per share	$5.31	$4.61

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014

Investment income:
Interest from investments
Non-controlled/non-affiliate investments	$2,513	$2,863	$3,157
Affiliate investments	504	80	-
Interest from cash and cash equivalents
Non-controlled/non-affiliate investments	-	1	-
Fee income
Non-controlled/non-affiliate investments	66	545	-
Affiliate investments	37	10	-
Other income
Non-controlled/non-affiliate investments	-	13	-
Affiliate investments	-	-	103
Total investment income	3,120	3,512	3,260

Operating expenses:
Professional fees	800	521	258
Directors fees	37	50	49
Insurance	114	96	95
Interest expense	206	33	-
Management fees - related parties	640	784	732
Administrative services - related parties	228	216	108
General and administrative (includes $124, $110 and $106 of CFO salary (accounting) and $42, $118 and $169 of related party travel expenses, respectively)	489	721	664
Transfer agent fees	137	165	183
Offering expense	-	96	352
Total operating expenses	2,651	2,682	2,441

Net investment income	469	830	819

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) from investments	(13,263)	425	166
Net unrealized appreciation (depreciation) on investments	20,408	(14,614)	(6,259)
Net realized and unrealized gain (loss) on investments	7,145	(14,189)	(6,093)

Net increase (decrease) in net assets resulting from operations	$7,614	$(13,359)	$(5,274)

Per share information - basic and diluted:
Net investment income	$0.07	$0.14	$0.19
Net increase (decrease) in net assets resulting from operations	$1.22	$(2.20)	$(1.23)
Weighted average common shares outstanding	6,256,208	6,077,127	4,281,647

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share and per share data)

	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014

Operations:
Net investment income	$469	$830	$819
Net realized gain (loss) from investments	(13,263)	425	166
Net unrealized appreciation (depreciation) on investments	20,408	(14,614)	(6,259)
Net increase (decrease) in net assets from operations	7,614	(13,359)	(5,274)
Stockholder distributions:
Distributions from net investment income	(473)	(830)	(819)
Distributions from net realized gain on investments	(78)	(425)	(166)
Distributions from paid in capital	(3,195)	(3,235)	(2,153)
Net decrease in net assets from stockholder distributions	(3,746)	(4,490)	(3,138)
Capital share transactions:
Issuance of common stock, net of issuance costs	-	6,232	20,562
Reinvestment of stockholder distributions	1,324	1,532	1,134
Total investment contributions transferred in-kind	-	-	758
Treasury capital (redemptions)	-	(2,113)	(778)
Net increase in net assets from capital share transactions	1,324	5,651	21,676

Total increase (decrease) in net assets	5,192	(12,198)	13,264
Net assets at beginning of year	28,490	40,688	27,424
Net assets at end of year	$33,682	$28,490	$40,688

Net asset value per common share	$5.31	$4.61	$7.34
Common shares outstanding at end of year	6,337,606	6,181,515	5,546,292

Accumulated distribution in excess of net investment income and net realized gain (loss) on investments	$(22,538)	$(5,997)	$(2,762)

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF CASH FLOWS

(in thousands, except share and per share data)

	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014

Operating activities:
Net increase (decrease) in net assets from operations	$7,614	$(13,359)	$(5,274)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Paid-in-kind interest income	(12)	-	(19)
Net accretion of discounts and amortization of premiums	(513)	74	(67)
Repayments of investments	30,593	19,688	11,765
Purchase of investments	(36,545)	(23,245)	(31,308)
Repayments of investments - money market	37,314	44,215	34,047
Purchase of investments - money market	(31,262)	(47,319)	(35,507)
Net realized (gain) loss from investments	13,263	(425)	(166)
Net unrealized (appreciation) depreciation on investments	(20,408)	14,614	6,259
Proceeds from loan fees received	310	60	-
Accretion of deferred loan fees	(92)	(10)	-
(Increase) decrease in operating assets:
Interest receivable	127	521	(471)
Prepaid expenses	(64)	6	(10)
Due from related party, net	(86)	14	1,228
Origination fee receivable	63	(63)	-
Receivable for common stock purchased	-	614	361
Increase (decrease) in operating liabilities:
Payable for unsettled trades	-	(1,340)	1,236
Management fees payable	-	(7)	(1)
Prepaid interest from investments	779	-	-
Accounts payable and accrued liabilities	(146)	84	54
Interest payable	2	1	-
Net cash provided by (used in) operating activities	937	(5,877)	(17,873)

Financing activities:
Proceeds from issuance of shares of common stock, net	-	6,232	20,562
Stockholder distributions	(2,772)	(2,773)	(1,958)
Treasury stock, net of redemption of common stock	-	(2,113)	(731)
Borrowings - priority credit line	13,522	4,531	-
Repayments - priority credit line	(11,687)	-	-
Net cash provided by (used in) financing activities	(937)	5,877	17,873

Net change in cash and cash equivalents	-	-	-
Cash and cash equivalents, beginning of year	-	-	-
Cash and cash equivalents, end of year	$-	$-	$-

Supplemental disclosure of non-cash information:
Distribution reinvestment plan distribution payable	$-	$123	$102
Cash distribution payable	$-	$227	$61
Distribution reinvestment plan distribution paid	$1,324	$1,532	$1,116

Supplemental disclosure of cash flow information:
Cash interest paid during the year	$204	$32	$-

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

SCHEDULE OF INVESTMENTS

(dollars and shares in thousands)

December 31, 2016

Portfolio Company	Industry	Investment Coupon Rate, Maturity Date	Principal / No. of Shares	Amortized Cost	Fair Value	% of Net Assets
Senior Secured First Lien Debt -50.6% (b)
Ansgar Media, LLC (e)	Media: Broadcasting & Subscription	12.00%, 1/11/2018	$2,000	$2,000	$2,000	5.9%
Ansgar Media, LLC (e)	Media: Broadcasting & Subscription	12.00%, 9/18/2017	2,000	2,000	2,000	5.9%
Ansgar Media, LLC (e)	Media: Broadcasting & Subscription	12.00%, 10/24/2018	310	310	310	0.9%
Ansgar Media, LLC (e)	Media: Broadcasting & Subscription	12.00%, 10/27/2018	1,540	1,540	1,540	4.6%
APX Group, Inc.	Services: Consumer	6.38%, 12/1/2019	825	825	849	2.6%
Claire's Stores, Inc. Term Loan (h)	Retail	9.00%, 9/20/2021	125	263	125	0.4%
CLSIP LLC Term Loan (h)	Retail	9.00%, 9/20/2021	407	856	407	1.2%
GeoCommerce, Inc.	Technology	12.00%, 4/27/2018	1,500	898	1,500	4.5%
GeoCommerce, Inc.	Technology	12.00%, 5/15/2018	1,000	745	1,000	3.0%
GeoCommerce, Inc.	Technology	12.00%, 10/14/2018	750	390	750	2.2%
GeoCommerce, Inc.	Technology	12.00%, 12/21/2018	750	368	750	2.2%
Nima, LLC	Consumer Electronics	12.00%, 5/20/2018	2,000	1,201	2,000	5.9%
Nima, LLC	Consumer Electronics	12.00%, 8/11/2018	1,000	1,000	1,000	3.0%
Nima, LLC	Consumer Electronics	12.00%, 11/2/2018	750	750	750	2.2%
Nima, LLC	Consumer Electronics	12.00%, 12/21/2018	750	750	750	2.2%
Goodman Networks, Inc.	Telecommunications	12.13%, 7/1/2018	800	823	240	0.7%
Kratos Defense & Security Solutions, Inc.	Aerospace and Defense	7.00%, 5/15/2019	1,112	1,015	1,079	3.2%
Sub Total Senior Secured First Lien Debt			$17,619	$15,734	$17,050	50.6%

Senior Secured Second Lien Debt - 1.5% (b)
Nuverra Environmental Solutions, Inc.	Environmental Industries	12.50%, 4/15/2022	$1,408	$1,362	$269	0.8%
Logan's Roadhouse, Inc. (c) (f)	Beverage, Food & Tobacco	10.75%, 10/15/2017	674	633	87	0.2%
Logan's Roadhouse, Inc. PIK Exit Facility Term Loan (f)	Beverage, Food & Tobacco	9.50% PIK, 11/23/2020	162	146	162	0.5%
Saratoga Resources, Inc. (c)	Energy: Oil & Gas	12.50%, 7/1/2016	885	912	2	0.0%
Sub Total Senior Secured Second Lien Debt			$3,129	$3,053	$520	1.5%

Senior Unsecured Debt - 14.5% (b)
APX Group, Inc.	Services: Consumer	8.75%, 12/1/2020	$575	$559	$579	1.7%
Claire’s (Gibraltar) Holdings Limited Term Loan (h)	Retail	9.00%, 9/20/2021	188	395	188	0.6%
Clear Channel Communications	Media: Broadcasting & Subscription	10.00%, 1/15/2018	1,400	1,375	1,050	3.1%
Colt Defense, LLC	Aerospace and Defense	8.00%, 7/12/2021	137	1,033	137	0.4%
DynCorp International Inc.	Aerospace and Defense	11.88%, 11/30/2020	1,020	1,032	908	2.7%
Gymboree Corp.	Retail	9.13%, 12/1/2018	810	785	364	1.1%
Seitel, Inc.	Energy: Oil & Gas	9.50%, 4/15/2019	1,575	1,575	1,418	4.2%
UCI International, Inc. (c) (i)	Automobile	8.63%, 2/15/2019	1,400	1,354	238	0.7%
Sub Total Senior Unsecured Debt			$7,105	$8,108	$4,882	14.5%

Senior Subordinated Debt - 3.1% (b)
DJO Finance, LLC	Healthcare & Pharmaceuticals	10.75%, 4/15/2020	1,265	1,320	1,050	3.1%
Sub Total Senior Subordinated Debt			$1,265	$1,320	$1,050	3.1%

Equity Securities - 28.7% (b)
Affinion Group, Inc. (c)	Media: Advertising, Printing & Publishing		13	$689	$50	0.2%
Aspire Holdings (c)	Energy: Oil & Gas		26	551	40	0.1%
Aspect Software, Inc. (c) (g)	Telecommunications		8	244	331	1.0%
Education Management, LLC (c)	Services: Consumer		2,530	4	-	0.0%
NII Holdings, Inc. (a) (c)	Telecommunications		17	768	36	0.1%
Total Common Stock				2,256	457	1.4%

Ansgar Media, LLC - Class B Units (c) (d) (e)	Media: Broadcasting & Subscription		-	-	3,519	10.4%
Total Preferred Stock				-	3,519	10.4%

GeoCommerce, Inc. (c)	Technology		875	1,883	3,684	11.0%
Nuverra Environmental Solutions, Inc. (c)	Environmental Industries		61	-	10	0.0%
Nima, LLC (c)	Consumer Electronics		2,000	1,000	2,000	5.9%
Education Management, LLC (c)	Services: Consumer		1,554	876	-	0.0%
Total Warrants				3,759	5,694	16.9%

Sub Total Equity Securities				$6,015	$9,670	28.7%

U.S. Government Securities - 21.3% (b)
U.S. Treasury Bill		0.63%, 8/31/2017	$800	$799	$799	2.4%
U.S. Treasury Bill		0.75%, 10/31/2017	1,600	1,599	1,598	4.8%
U.S. Treasury Bill		0.75%, 8/15/2019	1,710	1,700	1,684	5.0%
U.S. Treasury Bill		0.63%, 11/30/2017	1,700	1,699	1,696	5.0%
U.S. Treasury Bill		0.75%, 4/15/2018	1,400	1,398	1,396	4.1%
Sub Total U.S. Government Securities			$7,210	$7,195	$7,173	21.3%

Investments - Money Market - 0.5% (b)
Investments - U.S. Bank Money Market		0.10%	$34	$34	$34	0.1%
Investments - Wells Fargo Money Market		0.01%	123	123	123	0.4%
Sub Total Investments - Money Market			$157	$157	$157	0.5%

TOTAL INVESTMENTS - 120.2% (b)				$41,582	$40,502	120.2%

(a)	Represents a non-qualifying investment as defined under Section 55 (a) of the Investment Company Act of 1940, as amended. Non-qualifying investments represent 0.1% of the Fund's (VII Peaks Co-OptivistTM Income BDC, II, Inc.) portfolio at fair value. As a BDC, the Fund can only invest 30% of its portfolio in non-qualifying assets.
(b)	Percentages are based on net assets of $33,682 as of December 31, 2016.
(c)	Non-income producing as of December 31, 2016.
(d)	2,500 Class B Units, which are not entitled to an allocation of profits or losses until the earlier to occur of 9/30/2020 or a change of control of Ansgar Media, LLC.
(e)	As defined in the 1940 Act, Affiliated Investments are defined as those Non-Control Investments in companies in which we own between 5.0% and 25.0% of the voting securities.
(f)	The company filed for bankruptcy in Delaware on August 8, 2016 and is in the final stages of restructuring. The Fund participated in DIP financing as part of company’s restructuring process during bankruptcy and has received PIK Second Lien Exit Facility T/L in exchange. The Fund also participated in Equity exchange which is still in process and is expected to complete soon.
(g)	On November 25, 3.00% PIK senior unsecured convertible notes were exchanged out for mandatory conversion to shares of common stock of Aspect Software Parent, Inc. at a rate of 1/30 i.e. one common share per $30.00 in principal amount of notes outstanding.
(h)	On September 20, 2016, Claire's Stores 10.50% senior subordinated notes and 8.875% senior secured second lien notes were exchanged out for mandatory conversion to Claire's Stores, Inc. First Lien Term Loan, CLSIP LLC Term Loan and Claire's (Gibraltar) Holdings Limited Term Loan.
(i)	On December 6, 2016, the bankruptcy court entered an order confirming the plan of reorganization of UCI International, LLC according to which the holders of senior unsecured notes will receive new common stock at the rate of $21.94 per $1,000 par value of notes. The exchange is still in progress.

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

SCHEDULE OF INVESTMENTS

(dollars and shares in thousands)

December 31, 2015

Portfolio Company	Industry	Investment Coupon Rate, Maturity Date	Principal / No. of Shares	Amortized Cost	Fair Value	% of Net Assets
Senior Secured First Lien Debt - 31.6% (b)
American Media, Inc.	Media: Advertising, Printing & Publishing	11.50%, 12/15/2017	$1,320	$1,363	$1,300	4.6%
Ansgar Media, LLC (f)	Media: Broadcasting & Subscription	12.00%, 9/8/2017	2,000	2,000	2,000	7.0%
APX Group, Inc.	Services: Consumer	6.38%, 12/1/2019	825	825	796	2.8%
Caesars Entertainment Operating Co., Inc. (a) (d)	Hotel, Gaming & Leisure	11.25%, 6/1/2017	860	751	639	2.2%
EarthLink Holdings Corp.	Telecommunications	7.38%, 6/1/2020	40	41	41	0.1%
Endeavour International Corp. (d)	Energy: Oil & Gas	12.00%, 3/1/2018	525	551	525	1.8%
Goodman Networks, Inc.	Telecommunications	12.13%, 7/1/2018	800	837	216	0.8%
Kratos Defense & Security Solutions, Inc.	Aerospace and Defense	7.00%, 5/15/2019	1,112	981	758	2.7%
Ryerson Inc./Joseph T Ryerson & Son, Inc.	Metals & Mining	9.00%, 10/15/2017	1,315	1,355	1,018	3.6%
Titan International, Inc.	Automobile	6.88%, 10/1/2020	1,500	1,390	1,095	3.8%
Toys R Us Property Co II, LLC	Retail	8.50%, 12/1/2017	725	732	620	2.2%
Sub Total Senior Secured First Lien Debt			$11,022	$10,826	$9,008	31.6%

Senior Secured Second Lien Debt - 6.3% (b)
Aspect Software, Inc.	Telecommunications	10.63%, 5/15/2017	$1,302	$1,314	$1,016	3.5%
Claire's Stores, Inc.	Retail	8.88%, 3/15/2019	825	809	190	0.7%
Endeavour International Corp. (d)	Energy: Oil & Gas	12.00%, 6/1/2018	725	708	8	0.0%
Logan's Roadhouse, Inc.	Beverage, Food & Tobacco	10.75%, 10/15/2017	770	748	531	1.9%
Saratoga Resources, Inc. (d)	Energy: Oil & Gas	12.50%, 7/1/2016	885	912	44	0.2%
Sub Total Senior Secured Second Lien Debt			$4,507	$4,491	$1,789	6.3%

Senior Unsecured Debt - 22.0% (b)
APX Group, Inc.	Services: Consumer	8.75%, 12/1/2020	$575	$556	$472	1.6%
Caesar's Entertainment Corp. (a) (d)	Hotel, Gaming & Leisure	10.75%, 2/1/2016	495	451	126	0.4%
Clear Channel Communications	Media: Broadcasting & Subscription	10.00%, 1/15/2018	1,400	1,354	539	1.9%
Colt Defense, LLC (d)	Aerospace and Defense	8.75%, 11/15/2017	1,253	1,029	132	0.5%
DynCorp International, Inc.	Aerospace and Defense	10.38%, 7/1/2017	1,135	1,143	846	3.0%
EarthLink Holdings Corp.	Telecommunications	8.88%, 5/15/2019	279	274	284	1.0%
Gymboree Corp.	Retail	9.13%, 12/1/2018	810	774	182	0.6%
Nuverra Environmental Solutions, Inc.	Environmental Industries	9.88%, 4/15/2018	1,325	1,351	457	1.6%
Ryerson Inc./Joseph T Ryerson & Son, Inc.	Metals & Mining	11.25%, 10/15/2018	1,500	1,528	1,117	3.9%
Seitel, Inc.	Energy: Oil & Gas	9.50%, 4/15/2019	1,575	1,574	1,016	3.6%
Suntech Power Holdings Company, Ltd. (a) (c) (d)	Environmental Industries	3.00%, 5/15/2013	100	109	-	0.0%
Toys R Us, Inc.	Retail	10.38%, 8/15/2017	860	820	619	2.2%
UCI International, Inc.	Automobile	8.63%, 2/15/2019	1,400	1,367	483	1.7%
Sub Total Senior Unsecured Debt			$12,707	$12,330	$6,273	22.0%

Senior Subordinated Debt - 5.2% (b)
Claire's Stores, Inc.	Retail	10.50%, 6/1/2017	$715	$713	$357	1.2%
DJO Finance, LLC	Healthcare & Pharmaceuticals	10.75%, 4/15/2020	1,265	1,322	1,139	4.0%
QuickSilver Resources, Inc. (d)	Energy: Oil & Gas	7.13%, 4/1/2016	890	843	-	0.0%
Sub Total Senior Subordinated Debt			$2,870	$2,878	$1,496	5.2%

Equity Securities - 11.3% (b)
Affinion Group, Inc. (d)	Media: Advertising, Printing & Publishing		13	$689	$816	2.9%
Ansgar Media, LLC (d) (f)	Media: Broadcasting & Subscription		-	-	2,102	7.4%
Education Management, LLC (d)	Services: Consumer		2,530	5	177	0.6%
NII Holdings, Inc. (a) (d)	Telecommunications		17	768	84	0.3%
Total Common Stock				1,462	3,179	11.2%

Relativity Media, LLC (d) (e)	Media: Broadcasting & Subscription		855	10,400	-	0.0%
Total Preferred Stock				10,400	-	0.0%

Education Management LLC (d)	Services: Consumer		1,554	876	31	0.1%
Total Warrants				876	31	0.1%

Sub Total Equity Securities				$12,738	$3,210	11.3%

U.S. Government Securities -17.4% (b)
U.S. Treasury Bill		0.18%, 4/28/2016	$4,950	$4,947	$4,946	17.4%
Sub Total U.S. Government Securities			$4,950	$4,947	$4,946	17.4%

Investments - Money Market - 21.8% (b)
Investments - Morgan Stanley Money Market		0.01%	$3,191	$3,191	$3,191	11.2%
Investments - U.S. Bank Money Market		0.02%	-	-	-	0.0%
Investments - Wells Fargo Money Market		0.01%	3,019	3,019	3,019	10.6%
Sub Total Investments - Money Market			$6,210	$6,210	$6,210	21.8%

TOTAL INVESTMENTS - 115.6% (b)				$54,420	$32,932	115.6%

(a)	Represents a non-qualifying investment as defined under Section 55 (a) of the Investment Company Act of 1940, as amended. Non-qualifying investments represent 2.6% of the Company's portfolio at fair value. As a BDC, the Company can only invest 30% of its portfolio in non-qualifying assets.
(b)	Percentages are based on net assets of $28,490 as of December 31, 2015.
(c)	Non-U.S. company. The principal place of business for Suntech Power Holdings Company, Ltd. is China.
(d)	Non-income producing as of December 31, 2015.
(e)	The Class E Units are entitled to PIK dividends at the rate of 12.5% per annum, payable in additional Class E Units. The PIK dividends accrue quarterly in advance on the first day of each quarter, but are only issuable immediately prior to the mandatory redemption of the Class E Units, and are not issuable upon a conversion of the Class E Units to other equity interests of the issuer. We stopped accruing dividends starting July 30, 2015 when Relativity Media, LLC and certain of its subsidiaries filed voluntarily petitions under Chapter 11 of the United States Bankruptcy Code.
(f)	As defined in the 1940 Act, Affiliated Investments are defined as those Non-Control Investments in companies in which we own between 5.0% and 25.0% of the voting securities.

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2016

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

On August 9, 2011, we filed a registration statement on Form N-2 to sell up to 75,000,000 shares of common stock, $0.001 par value per share, at an initial public offering price of $10.00 per share. The registration statement was declared effective by the SEC on March 1, 2012. We commenced operations when we raised gross offering proceeds of over $1.0 million, all of which was from persons who were not affiliated with us or our Manager by one year from the date the registration statement was declared effective by the SEC. Prior to the successful satisfaction of that condition, all subscription payments were placed in an account held by the escrow agent, UMB Bank, N.A., in trust for the benefit of our subscribers, pending release to us. We achieved the minimum offering requirement on July 10, 2012 and commenced operations on such date. As of December 31, 2016, we issued 6.3 million shares of common stock, including 0.5 million shares under our distribution reinvestment plan (“DRIP”), less 0.3 million shares redeemed under our tender offer. Gross proceeds from our common stock issuances total $62.6 million, including $4.7 million under our DRIP less $2.9 million paid to redeem shares in our prior quarterly tender offers.

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Fund included herein were prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") and pursuant to the requirements for reporting on Form 10-K and Articles 6 or 10 of Regulation S-X. The Fund is a single reportable segment.

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

Organizational and Offering Costs

The Fund is a closed-end fund with a continuous offering period. Under the investment advisory agreement between the Fund and the Manager, our Manager fronts the initial cost of the organizational and offering expenses, but the Fund is obligated to reimburse the Manager for such costs to the extent of 1.5% of the gross offering proceeds in our continuous offering. The Fund also agreed to reimburse the Manager for organization and offering expenses incurred by a prior manager in consideration for the Manager’s agreement to pay $1.3 million owed to the Fund by the prior manager under an expense reimbursement agreement, which amount the Manager paid in full during the year ended December 31, 2014. The Fund expenses organizational and offering costs as they become payable under the investment advisory agreement.

U.S. Federal Income Taxes

The Fund has elected to be treated for federal income tax purposes as a RIC under Subchapter M of the Code (the “Code”) and to operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC, among other things, the Fund is required to annually distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code. So long as the Fund maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as distributions. Rather, any tax liability related to income earned by the Fund represents obligations of the Fund’s investors and will not be reflected in the financial statements of the Fund. The Fund will also be subject to nondeductible federal excise taxes if it does not distribute at least 98% of net ordinary income, 98.2% of capital gain net income, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes.

The Fund has evaluated the implications of Accounting Standards Codification (“ASC”) Topic 740, Accounting for Income Taxes, (“ASC Topic 740”) for all tax years and in all major tax jurisdictions, and determined that there is no material impact on the financial statements.

New Accounting Pronouncements

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires that the statements of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. The new guidance is effective for annual and interim periods, beginning after December 15, 2017, and early adoption is permitted and is to be applied on a retrospective basis. Management is currently evaluating the impact this guideline will have on the Fund's financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 retains many current requirements for the classification and measurement of financial instruments; however, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. ASU 2016-01 also amends certain disclosure requirements associated with the fair value of financial instruments. This guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is not permitted for public business entities. Management is currently evaluating the impact this guideline will have on the Fund's financial statements.

In August 2014, FASB issued ASU No. 2014-15, Presentation of Financial Statements- Going Concern (Subtopic 205-40) ("ASU 2014-15"). ASU 2014-15 requires management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period, including interim periods, (3) provide principles for considering the mitigating effect of Management's plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of Management's plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for any annual periods and interim periods thereafter. We adopted the provisions of ASU 2014-15 in 2016. The adoption of ASU 2014-15 did not require any additional disclosures in our financial statements for the year ended December 31, 2016.

In May 2014, the FASB issued ASU No. 2014-09, Revenue with Contracts from Customers (Topic 606). ASU No. 2014-09 provides clarification on the principles to recognize revenue and to develop a common standard between GAAP and IFRS. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09, Revenue with Contracts from Customers, to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Management continues to review the requirements and believes the adoption of the ASU will not have a material impact on its financial statements.

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

In connection with our debt investments, we may receive warrants or similar equity-related securities ("Warrants"). We determine the cost basis of Warrants based upon their fair values on the date of receipt relative to the total fair value of the debt and Warrants received. Any resulting difference between the face amount of the debt and its recorded cost resulting from the assignment of value to the Warrants is treated as original issue discount (“OID”), and accreted into interest income over the life of the debt investment using a method that approximates the effective interest method. Similarly, loan origination fees are capitalized and amortized as other income over the life of the loan.

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

Our total investment income was $3.1 million for the year ended December 31, 2016, as compared to $3.5 million for the year ended December 31, 2015 and $3.3 million for the year ended December 31, 2014, respectively. The decrease in total investment income for the year ended December 31, 2016 as compared to the year ended December 31, 2015 was primarily due to the decrease in fee income in 2016 as compared to 2015, because in 2015 the 5.0% origination fee was earned and immediately accrued on our investment in Relativity Media, LLC. The fee income earned on investments in 2016 was lower and is being amortized over the term of the loan instead of realized upon receipt. At December 31, 2016, the weighted average coupon yield was 8.6%, as compared to 7.6% at December 31, 2015 and 10.7% at December 31, 2014. This coupon yield is for the non-defaulted and non-equity positions. Based on current and prior three quarter’s net assets, average net assets as of December 31, 2016 were $31.8 million, as compared to $39.2 and $36.7 million for the years ended December 31, 2015 and 2014, respectively.

For the year ended December 31, 2016, thirteen of the investments in the portfolio did not accrue interest as either the investment is an equity security or the issuers were in default of the coupon payment for more than the thirty-day grace period. Interest income was accrued through the date of the last coupon payment received for the debt investments. The following table presents those thirteen investments:

Portfolio Company	Asset Type	Investment Coupon Rate	Maturity Date
Affinion Group, Inc. (2)	Equity – Common Stock	-	-
Ansgar Media, LLC - Class B Units	Equity – Preferred Stock	-	-
Aspect Software, Inc. (3)	Equity – Common Stock	-	-
Aspire Holdings (1)	Equity – Common Stock	-	-
Education Management, LLC	Equity – Common Stock	-	-
Education Management, LLC (4)	Warrant	-	-
GeoCommerce, Inc.	Warrant	-	-
Logan's Roadhouse, Inc. (7)	Senior Secured Second Lien Debt	10.75%	October 15, 2017
NII Holdings, Inc. (5)	Equity – Common Stock	-	-
Nima, LLC	Warrant	-	-
Nuverra Environmental Solutions, Inc. (6)	Warrant	-	-
Saratoga Resources, Inc.	Senior Secured Second Lien Debt	12.50%	July 1, 2016
UCI International, Inc.	Senior Unsecured Debt	8.63%	February 15, 2019

(1)	Converted from exchange of 12.00% Endeavour International Corp first lien bonds.
(2)	Received in exchange of 13.50% senior subordinated bonds.
(3)	Converted from exchange of 3.00% PIK senior unsecured convertible notes.
(4)	Received in exchange of 15.00% Cash/PIK bonds.
(5)	Received in exchange of 10.00% senior unsecured debt.
(6)	Received early exchange fees in form of warrants for participating in the exchange offer.
(7)	The company filed for bankruptcy in Delaware on August 8, 2016 and is in the final stages of restructuring. The Fund participated in DIP financing as part of company’s restructuring process during bankruptcy and has received PIK Second Lien Exit Facility T/L in exchange. The Fund also participated in Equity exchange which is still in process and is expected to complete soon.

The following table presents four investments that were completely written off during the year ended December 31, 2016:

Portfolio Company	Asset Type	Investment Coupon Rate	Maturity Date
Aspect Software, Inc.	Senior Secured Second Lien Debt	10.63%	May 15, 2017
Suntech Power Holdings Company, Ltd.	Senior Unsecured Debt	3.00%	May 15, 2013
QuickSilver Resources, Inc.	Senior Subordinated Debt	7.13%	April 1, 2016
Relativity Media, LLC - Class E Units	Equity – Preferred Stock	-	-

Aspect Software, Inc. filed for bankruptcy and hence defaulted on their 10.63% notes. As part of restructuring program, the company offered its noteholders to participate in the rights offering, which in turn would convert to equity. The 10.63% notes were hence written off completely. There is no scope of recovery on the Suntech Power Holdings Company, Ltd and Quicksilver Resources, Inc., hence these two have also been written off. Relativity Media, LLC, the entity in which we made our original investment, was dissolved as part of the Relativity Media reorganization process during the year ended December 31, 2016. The investment was removed from the Schedule of Investments and the loss of $10.4 million was realized. The company has now emerged out of bankruptcy as a new operating company.

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

The investment portfolio is recorded on a trade date basis. The Fund determines the net asset value of its investment portfolio each quarter. Securities that are publicly-traded are valued at the reported closing price on the valuation date. Twenty of the forty-seven investments were valued using the closing market price at period end December 31, 2016.

Due to the inherent uncertainty of determining the fair value of Level 3 investments, the fair value of the investments may differ significantly from the values that would have been used had a ready market or observable inputs existed for such investments and may differ materially from the values that may ultimately be received or settled. If the Company were required to liquidate a portfolio in a forced or liquidation sale, the Company might realize significantly less than the value at which such investment had previously recorded.

The following table presents investments that were not valued using the closing market price, as of December 31, 2016:

Portfolio Company	Asset Type	Investment Coupon Rate	Maturity Date
Ansgar Media, LLC - Class B Units	Equity – Preferred Stock	-	-
Ansgar Media, LLC	Senior Secured First Lien Debt	12.00%	September 18, 2017
Ansgar Media, LLC	Senior Secured First Lien Debt	12.00%	January 11, 2018
Ansgar Media, LLC	Senior Secured First Lien Debt	12.00%	October 24, 2018
Ansgar Media, LLC	Senior Secured First Lien Debt	12.00%	October 27, 2018
Aspire Holdings (1)	Equity – Common Stock	-	-
Aspect Software, Inc. (2)	Equity – Common Stock	-	-
Claire’s Stores, Inc. Term Loan. (3)	Senior Secured First Lien Debt	9.00%	September 20, 2021
CLSIP, LLC Term Loan (3)	Senior Secured First Lien Debt	9.00%	September 20, 2021
Claire’s (Gibraltar) Holdings Limited Term Loan (3)	Senior Unsecured Debt	9.00%	September 20, 2021
Colt Defense, LLC (4)	Senior Unsecured Debt	8.00%	July 12, 2021
Education Management, LLC	Equity – Common Stock	-	-
Education Management, LLC	Warrant	-	-
GeoCommerce, Inc.	Senior Secured First Lien Debt	12.00%	April 27, 2018
GeoCommerce, Inc.	Senior Secured First Lien Debt	12.00%	May 15, 2018
GeoCommerce, Inc.	Senior Secured First Lien Debt	12.00%	October 14, 2018
GeoCommerce, Inc.	Senior Secured First Lien Debt	12.00%	December 21, 2018
GeoCommerce, Inc.	Warrant	-	-
Logan’s Roadhouse, Inc. (5)	Senior Secured Second Lien Debt	10.75%	October 15, 2017
Logan’s Roadhouse, Inc. PIK Exit Facility Term Loan (5)	Senior Secured Second Lien Debt	9.50%	November 23, 2020
Nima, LLC	Senior Secured First Lien Debt	12.00%	May 20, 2018
Nima, LLC	Senior Secured First Lien Debt	12.00%	August 11, 2018
Nima, LLC	Senior Secured First Lien Debt	12.00%	November 2, 2018
Nima, LLC	Senior Secured First Lien Debt	12.00%	December 21, 2018
Nima, LLC	Warrant	-	-
Nuverra Environmental Solutions, Inc.	Senior Secured Second Lien Debt	12.50%	April 15, 2022
Nuverra Environmental Solutions, Inc.	Warrant	-	-

(1)	Converted from exchange of 12.00% Endeavour International Corp, senior secured first lien debt.
(2)	The original 10.63% senior secured second lien notes due on May 15, 2017 defaulted. As part of Aspect’s bankruptcy and planned reorganization process, the Fund participated in a rights offering to purchase a new 3.00% PIK senior unsecured convertible note maturing on May 23, 2023 in an effort to facilitate recovery of its previous investment in the senior secured lien notes in Aspect. On November 25, 3.00% PIK senior unsecured convertible notes were exchanged out for mandatory conversion to shares of common stock of Aspect Software Parent, Inc. at a rate of 1/30 i.e. one common share per $30.00 in principal amount of notes outstanding.
(3)	On September 20, 2016, all of 10.50% senior subordinated notes and 8.88% senior secured second lien notes were exchanged for 9.00% of Claire’s Stores, Inc. Term Loan, CLSIP Term Loans and of Claire’s Gibralter Term Loans.

(4)	On January 19, 2016, there was a mandatory exchange offer to exchange all of the 8.75% senior unsecured notes to 8.00% PIK third lien notes.
(5)	The company filed for bankruptcy in Delaware on August 8, 2016 and is in the final stages of restructuring. The Fund participated in DIP financing as part of company’s restructuring process during bankruptcy and has received PIK Second Lien Exit Facility T/L in exchange. The Fund also participated in Equity exchange which is still in process and is expected to complete soon.

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

The following table presents fair value measurements of investments, by major class, as of December 31, 2016 per the fair value hierarchy (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Investments – Money Market	$157	$—	$—	$157
U.S. Government Securities	—	7,173	—	7,173
Senior Secured First Lien Debt	—	2,168	14,882	17,050
Senior Secured Second Lien Debt	—	2	518	520
Senior Unsecured Debt	—	4,557	325	4,882
Senior Subordinated Debt	—	1,050	—	1,050
Equity Securities	—	86	9,584	9,670
Total	$157	$15,036	$25,309	$40,502

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

There were five transfers from Level 2 to Level 3 for the year ended December 31, 2016. Transfers were Claire’s Stores, Inc. Term Loan. 9.00% senior secured first lien debt, due September 20, 2021; CLSIP, LLC Term Loan 9.00% senior secured first lien debt, due September 20, 2021; Claire’s (Gibraltar) Holdings Limited Term Loan 9.00% senior unsecured debt, due September 20, 2021; Nuverra Environmental Solutions, Inc. senior secured second lien debt 12.50%, due April 15, 2022; and Logan’s Roadhouse, Inc. 10.75% senior secured second lien debt, due October 15, 2017, which will be converted to senior secured term loans once the company’s restructuring completes. There was one transfer from Level 3 to Level 2 for the year ended December 31, 2016. The transfer was Affinion Group, Inc. common stock equity.

During the year ended December 31, 2016, the following were the transfers in or out of levels (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Debt	$—	$(533)	$533	$—
Senior Secured Second Lien Debt	—	(356)	356	—
Senior Unsecured Debt	—	(188)	188	—
Equity Securities	—	51	(51)	—
Total	$—	$(1,026)	$1,026	$—

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

Changes in Level 3 assets measured at fair value for the year ended December 31, 2016 are as follows (dollars in thousands):

	Fair Value at December 31, 2015	Transfers in / (out)	Reclassification	Purchases (Sales and Settlement)(1)	Amortization and Accretion of Fixed Income Premiums and Discounts	Realized and Unrealized Gains	Fair Value at December 31, 2016	Change in Unrealized Gains and (Losses) for Investments held as of December 31, 2016
Senior Secured First Lien Debt	$2,525	$533	$(525)	$12,349	$-	$-	$14,882	$(586)
Senior Secured Second Lien Debt	8	356	-	139	-	15	518	(513)
Senior Unsecured Debt	132	188	-	-	4	1	325	(205)
Equity Securities	3,126	(51)	525	244	-	5,740	9,584	5,740
Total	$5,791	$1,026	$-	$12,732	$4	$5,756	$25,309	$4,436

(1)  Includes purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization, PIK interest, net proceeds from investments sold and principal payments received.

Realized and unrealized gains and losses are included in net realized gain (loss) from investments and net unrealized appreciation (depreciation) on investments in the statements of operations. The change in unrealized appreciation for Level 3 investments still held as of December 31, 2016 of $4.4 million is included in net unrealized appreciation on investments in the statements of operations for the year ended December 31, 2016.

Changes in Level 3 assets measured at fair value for the year ended December 31, 2015 are as follows (dollars in thousands):

	Fair Value at December 31, 2014	Transfers in	Purchases (Sales and Settlement)(1)	Amortization and Accretion of Fixed Income Premiums and Discounts	Realized and Unrealized Gains (Losses)	Fair Value at December 31, 2015	Change in Unrealized Gains and (Losses) for Investments held as of December 31, 2015
Senior Secured First Lien Debt	$578	$—	$2,000	$—	$(53)	$2,525	$(53)
Senior Secured Second Lien Debt	239	—	—	—	(231)	8	(231)
Senior Unsecured Debt	—	132	—	(43)	43	132	43
Equity Securities	874	816	10,400	(18)	(8,946)	3,126	(8,946)
Total	$1,691	$948	$12,400	$(61)	$(9,187)	$5,791	$(9,187)

(1)	Includes purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization, PIK interest, net proceeds from investments sold and principal payments received.

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

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2016 (dollars in thousands):

					Range
	Fair Value	Valuation Technique	Unobservable Input	Mean	Minimum	Maximum
Senior Secured First Lien Debt	$14,882	Discounted Cash Flow analysis / EBITDA multiples / Enterprise Value	Transaction Value Market premium for loan interest rate	$14,882	$14,882	$14,882
Senior Secured Second Lien Debt	518	Liquidation	Transaction Value	518	518	518
Senior Unsecured Debt	325	Liquidation	Transaction Value	325	325	325
Equity Securities	9,584	Income Approach/ Market Approach	Transaction Value / Discounted Cash Flows	12,825	9,584	16,066
Total	$25,309

As part of liquidation analysis, the Fund performs a Leveraged Buyout Analysis of its Portfolio Companies and calculates asset coverage and recovery value for each individual loan.

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

The primary significant unobservable inputs used in the fair value measurement of the Fund's senior secured second lien debt and senior unsecured debt were the fair value of the exchanged bonds/equity offered by the issuer or the price as evidenced by trades in the secondary market (Colt Defense, LLC, Claire's Stores Gibraltar T/L, two Logan's Roadhouse, Inc. and Nuverra Environmental Co.).

The composition of the Fund’s investments as of December 31, 2016, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Investments – Money Market	$157	$157	0.4%
U.S. Government Securities	7,195	7,173	17.7
Senior Secured First Lien Debt	15,734	17,050	42.1
Senior Secured Second Lien Debt	3,053	520	1.3
Senior Unsecured Debt	8,108	4,882	12.0
Senior Subordinated Debt	1,320	1,050	2.6
Equity Securities	6,015	9,670	23.9
Total	$41,582	$40,502	100.0%

The composition of the Fund’s investments as of December 31, 2015, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Investments – Money Market	$6,210	$6,210	18.9%
U.S. Government Securities	4,947	4,946	15.0
Senior Secured First Lien Debt	10,826	9,008	27.4
Senior Secured Second Lien Debt	4,491	1,789	5.4
Senior Unsecured Debt	12,330	6,273	19.0
Senior Subordinated Debt	2,878	1,496	4.5
Equity Securities	12,738	3,210	9.8
Total	$54,420	$32,932	100.0%

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

Due from related party consists of $67,000 of true up for management fees from writing down certain portfolio investments at the end of a quarter in prior quarters, $67,000 in Blue Sky state filing fees by the Fund instead of our Manager, $13,000 in allocation of the Directors and Officers insurance policy costs to our Manager, and $90,000 in expenses related to legal and other operational costs allocated to our Manager instead of the Fund.

At December 31, 2016, $70,000 of the $76,000 of prepaid expenses was prepaid management fees for the first quarter of 2017.

Due diligence fees received by the Fund from the borrowers related to the Fund’s direct lending transactions are remitted to our Manager, VII Peaks Capital, LLC, as the collateral and administrative agent (Agent) for the loans. Due diligence fees received are not revenues or expenses of the Fund and therefore are not reflected in the financial statements and such fees for 2016 totaled $475,000.

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

Under the investment advisory agreement, the Manager is entitled to a base management and incentive fee as outlined in the investment advisory agreement with the Fund. The base management fee is 2% of net assets below $100.0 million; 1.75% of net assets between $100.0 million and $250.0 million; and 1.5% of net assets over $250.0 million. For the years ended December 31, 2016, 2015 and 2014, the Fund incurred $0.6 million, $0.8 million and $0.7 million of base management fees, respectively.

The incentive fee has two parts. The first part, the subordinated incentive fee on income, is calculated and payable quarterly in arrears based upon the Fund’s “pre-incentive fee net investment income” for the immediately preceding quarter. The subordinated incentive fee on income is 20% of pre-incentive net investment income subject to a quarterly return to investors, expressed as a rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, of 2.0% (8.0% annualized). The second part of the incentive fee, the incentive fee on capital gains, is an incentive fee on capital gains earned on liquidated investments from the portfolio and is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement). This fee equals 20% of the Fund’s incentive fee capital gains, which will equal the Fund’s realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains and incentive fees. For the years ended December 31, 2016, 2015 and 2014, the Fund did not incur any incentive fees related to net investment income or capital gains.

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

On July 10, 2012, the Fund had raised sufficient proceeds to break escrow on its IPO and through December 31, 2016, the Fund has sold 6.6 million shares of common stock for gross proceeds of $65.5 million including the purchases made by the Manager.

During the year ended December 31, 2016, the Fund did not sell any shares of common stock as its prospectus was not effective. Also, for the year ended December 31, 2016, there we no treasury shares repurchased.

Note 6. Borrowings

Wells Fargo Credit Facility

On August 4, 2015, the Fund entered an agreement with Wells Fargo Advisors, LLC for a revolving line of credit. The amount the Fund can borrow is based upon the value of cash deposited in an account at Wells Fargo Advisors, LLC and the treasury notes that Wells Fargo purchases, which serve as collateral for the loan. On August 27, 2015, the Fund initially drew down $2.0 million. As of December 31, 2015, the outstanding balance was $4.5 million. As of December 31, 2016, the outstanding balance under this credit line was $6.4 million. The interest rate on the outstanding balance is a negotiated rate based on the Fund’s assets under management with Wells Fargo Advisors, LLC and is currently 3.25%. The term of the line of credit is indefinite and may be terminated by the Fund or Wells Fargo Advisors, LLC at any time.

Morgan Stanley Credit Facility

On September 10, 2015, the Fund entered an agreement with Morgan Stanley Private Bank, N.A. The amount the Fund can borrow is based upon the value of cash deposited in an account at Morgan Stanley Private Bank, N.A., which serves as a collateral for the loan. The maximum amount, which the Fund may borrow under the line of credit, is $1.8 million. The line was paid off during the second quarter and the account was closed as of June 30, 2016.

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

The following information sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets per share from operations for the years ended December 31, 2016, 2015 and 2014 (dollars in thousands except share and per share amounts):

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2016	2015	2014
Basic and diluted:
Net increase (decrease) in net assets resulting from operations	$7,614	$(13,359)	$(5,274)
Weighted average common shares outstanding	6,256,208	6,077,127	4,281,647
Net increase (decrease) in net assets resulting from operations per share	$1.22	$(2.20)	$(1.23)

The Fund had no potentially dilutive securities as of December 31, 2016, 2015 or 2014, resulting in the same number of shares for basic and diluted.

Note 9. Tender Offer Program

We do not currently intend to list our shares on any securities exchange and do not expect a public market for them to develop in the foreseeable future. Therefore, shareholders should not expect to be able to sell their shares promptly or at a desired price. Beginning with the fourth calendar quarter of 2013, and on a quarterly basis through June 30, 2015, the Board of Directors approved a tender offer to repurchase shares of our common stock at a price equal to 90% of our offering price on the date of repurchase. In the third quarter of 2015, the Board of Directors decided to suspend the repurchase program, as the Fund was not raising any new capital. When a tender offer is approved by the Board of Directors, we intend to limit the number of shares to be repurchased during any calendar year to 20% of the weighted average number of shares outstanding in the prior calendar year, or 5.0% in each quarter, though the actual number of shares that we offer to repurchase may be less considering the limitations noted above. We will offer to repurchase such shares on each date of repurchase at a price equal to 90% of our offering price. For the year ended December 31, 2016, no tender offer was approved by the Board of Directors.

The following table reflects certain information regarding the tender offers that we have conducted to date:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percent of Shares Tendered that were Repurchased	Repurchase Price Per Share	Aggregate Consideration For Repurchased Shares (‘000s)*
December 13, 2013	December 12, 2013	548	100%	$9.135	$5
March 31, 2014	March 14, 2014	550	100%	9.135	5
June 30, 2014	June 27, 2014	34,025	100%	9.135	319
September 30, 2014	September 30, 2014	38,482	100%	9.000	346
December 31, 2014	December 30, 2014	6,061	100%	8.775	55
March 31, 2015	March 30, 2015	5,811	100%	8.775	51
June 30, 2015	June 29, 2015	215,935	69%	8.775	1,895
September 30, 2015	September 30, 2015**	—	—	—	—
December 31, 2015	December 31, 2015**	—	—	—	—
March 31, 2016	March 31, 2016**	—	—	—	—
June 30, 2016	June 30, 2016**	—	—	—	—
September 30, 2016	September 30, 2016**	—	—	—	—
December 31, 2016	December 31, 2016**	—	—	—	—
					$2,676

* The difference between an increase in treasury capital and aggregate consideration for repurchased shares is allocated to the capital/owners, equity account dealer fees.

**The Board of Directors did not declare a tender offer for the quarters ended September 30, 2015, December 31, 2015, March 31, 2016, June 30, 2016, September 30, 2016 and December 31, 2016.

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

Note 10.  Distributions

Subject to our Board of Director’s discretion and applicable legal restrictions, we have historically declared and paid ordinary cash distributions at a rate equal to 7.35% of our latest offering price per share. Since the distribution paid to shareholders on September 30, 2015, with a record date of August 30, 2015, we have paid distributions monthly. Prior to the September 30, 2015, we paid distributions on a semi-monthly basis. We changed to paying distributions monthly in order to reduce costs. We may fund our cash distributions to shareholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, and dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies. We have not established limits on the amount of funds we may use from available sources to make distributions.

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

As of December 31, 2016, the Fund had not accrued any stockholder distributions that were unpaid. As of December 31, 2015, the Fund had accrued $0.3 million in stockholder distributions that were unpaid. All amounts with record dates in December 2015 and paid in January 2016 had been accrued in the December 31, 2015 financial statements.

The following table reflects the distributions per share paid or payable in cash or with the DRIP on the Fund’s common stock to date (dollars in thousands except per share amounts), as well as the source of the distributions:

Source of Distribution by Cash vs. DRIP:

		Net	Realized
		Investment	Gain From	Return of		Paid in
Period	Per Share	Income	Investments	Capital	Total	Cash	DRIP
July 12, 2012 - September 30, 2012	$0.183750	$32	$-	$18	$50	$34	$16
October 1, 2012 - December 31, 2012*	0.260750	118	-	82	200	123	77
January 1, 2013 - March 31, 2013*	0.262586	247	47	75	369	221	148
April 1, 2013 - June 30, 2013	0.186504	235	43	27	305	186	119
July 1, 2013 - September 30, 2013	0.186504	244	47	183	474	274	200
October 1, 2013 - December 31, 2013	0.186504	72	258	219	549	345	204
January 1, 2014 - March 31, 2014	0.186504	168	85	379	632	405	227
April 1, 2014 - June 30, 2014	0.186504	372	-	382	754	491	263
July 1, 2014 - September 30, 2014	0.184668	135	29	644	808	511	297
October 1, 2014 - December 31, 2014	0.181467	144	52	748	944	584	360
January 1, 2015 - March 31, 2015	0.179154	153	52	824	1,029	654	375
April 1, 2015 - June 30, 2015	0.179154	705	163	243	1,111	719	392
July 1, 2015 - September 30, 2015	0.209015	240	142	904	1,286	836	450
October 1, 2015 - December 31, 2015**	0.170315	—	68	996	1,064	685	379
January 1, 2016 – March 31, 2016 ***	0.169969	8	—	1,045	1,053	684	369
April 1, 2016 - June 30, 2016****	0.107188	—	—	669	669	452	217
July 1, 2016 - September 30, 2016*****	0.214372	305	—	1,042	1,347	934	413
October 1, 2016 - December 31, 2016	0.107186	160	78	439	677	473	204
TOTAL	$3.342094	$3,338	$1,064	$8,919	$13,321	$8,611	$4,710

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

**** For the period from April 1, 2016 to June 30, 2016, the Fund had a net investment loss of approximately $4 thousand and a realized loss from investments of approximately $12.6 million. These amounts are reflected on the source of distributions table below in the distributions from paid in capital amount. The allocation of the distributions between net investment income and return of capital are different than previously reported as a result of the correction of an accounting error. For further detail, please see Item 9A Controls and Procedures.

***** For the period from July 1, 2016 to September 30, 2016, the Fund had a realized loss from investments of approximately $0.04 million. That amount is reflected on the source of distributions table below in the distributions from paid in capital amount. The allocation of the distributions between net investment income and return of capital are different than previously reported as a result of the correction of an accounting error. For further detail, please see Item 9A Controls and Procedures.

The following table shows the percentage of our distributions, which have been funded from net investment income, realized capital gains and paid in capital since the inception of operations:

Percentage of Distributions by Source:

		Net	Realized	Return
		Investment	Gain From	of
Period	Per Share	Income	Investments	Capital
July 12, 2012 - September 30, 2012	$0.183750	64%	0%	36%
October 1, 2012 - December 31, 2012 *	0.260750	59%	0%	41%
January 1, 2013 - March 31, 2013*	0.262586	67%	13%	20%
April 1, 2013 - June 30, 2013	0.186504	77%	14%	9%
July 1, 2013 - September 30, 2013	0.186504	51%	10%	39%
October 1, 2013 - December 31, 2013	0.186504	4%	47%	49%
January 1, 2014 - March 31, 2014	0.186504	27%	13%	60%
April 1, 2014 - June 30, 2014	0.186504	49%	0%	51%
July 1, 2014 - September 30, 2014	0.184668	17%	3%	80%
October 1, 2014 - December 31, 2014	0.181467	15%	6%	79%
January 1, 2015 - March 31, 2015	0.179154	15%	5%	80%
April 1, 2015 - June 30, 2015	0.179154	63%	15%	22%
July 1, 2015 - September 30, 2015	0.209015	19%	11%	70%
October 1, 2015 - December 31, 2015	0.170315	—%	6%	94%
January 1, 2016 – March 31, 2016	0.169969	1%	—%	99%
April 1, 2016 - June 30, 2016**	0.107188	—%	—%	100%
July 1, 2016 - September 30, 2016**	0.214372	23%	—%	77%
October 1, 2016 – December 31, 2016	0.107186	24%	11%	65%

* Includes a special distribution of $0.077 per share.

** The allocation of the distributions between net investment income and return of capital are different than previously reported as a result of the correction of an accounting error.

The following table reflects the sources of the cash distributions on a tax basis that the Fund has paid on its common stock (dollars in thousands) during the fiscal years ended December 31, 2016, 2015 and 2014:

Source of Distributions:	Year ended December 31, 2016		Year ended December 31, 2015		Year ended December 31, 2014
Distributions from net investment income	$473	12.6%	$830	18.5%	$819	26.1%
Distributions from realized gains	78	2.1	425	9.5	166	5.3
Distributions from paid in capital	3,195	85.3	3,235	72.0	2,153	68.6
Total	$3,746	100.0%	$4,490	100.0%	$3,138	100.0%

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

When the Fund is able to raise new capital, it incurs offering expenses of 1.5% of the gross offering proceeds. However, the Fund has not be able to raise additional capital since April 2015. The chart below shows the percentages of distributions from Net Investment Income excluding offering costs: (dollars in thousands)

	Offering Expenses	Distribution from Net Investment Income excluding offering costs	% Distribution from Net Investment Income excluding offering costs	% Distributions from Realized Gains excluding offering costs	% Distributions from Paid In Capital excluding offering costs
2016	$—	$473	13%	2%	85%
2015	$96	$926	21%	9%	70%
2014	$352	$1,171	37%	5%	58%
2013	$322	$1,120	66%	23%	11%
2012	$142	$292	100%	—%	—%

Note 11.  Financial Highlights

The following is a schedule of financial highlights for the years ended December 31, 2016, 2015, 2014, 2013 and 2012:

	For the year ended December 31, 2016	For the year ended December 31, 2015	For the year ended December 31, 2014	For the year ended December 31, 2013	For the year ended December 31, 2012

Per share data:
Net asset value, beginning of period	$4.61	$7.34	$8.70	$8.77	$8.82

Results of operations (1)
Net investment income	0.07	0.14	0.19	0.37	0.61
Net realized gain (loss) on investments	(2.12)	0.06	0.04	0.18	—
Net unrealized gain (loss) on investments	3.27	(2.40)	(1.46)	(0.23)	(0.48)
Net increase (decrease) in net assets resulting from operations	1.22	(2.20)	(1.23)	0.32	0.13

Stockholder distributions (2)
Distributions from net investment income	(0.08)	(0.14)	(0.19)	(0.37)	(0.59)
Distributions from realized gains	(0.01)	(0.06)	(0.04)	(0.18)	—
Distributions from capital	(0.51)	(0.54)	(0.50)	(0.24)	(0.43)
Net decrease in net assets resulting from stockholder distributions	(0.60)	(0.74)	(0.73)	(0.79)	(1.02)

Capital share transactions
Impact from issuance of common stock (3)	—	0.21	0.60	0.40	0.84
Impact from reinvestment of stockholder distributions (4)	0.10	—	—	—	—
Net increase in net assets resulting from capital share transactions	0.10	0.21	0.60	0.40	0.84
Other (5)	(0.02)	—	—	—	—
Net asset value, end of period	$5.31	$4.61	$7.34	$8.70	$8.77
Shares outstanding at end of period	6,337,606	6,181,515	5,546,292	3,151,376	950,733
Total return (7)	23.62%	(31.96)%	(8.88)%	7.72%	10.98%
Ratio/Supplemental data:
Net assets, end of period (in thousands)	$33,682	$28,490	$40,688	$27,424	$8,336
Average net assets (in thousands)	$31,831	$39,246	$36,686	$21,372	$5,831
Ratio of net investment income to average net assets (6)(9)	1.47%	2.12%	2.23%	3.73%	5.14%
Ratio of operating expenses to average net assets (6)(9)	8.33%	6.83%	6.65%	4.03%	—%
Ratio of expenses reimbursed to average net assets (9)	0.65%	—%	—%	3.63%	(17.97)%
Portfolio turnover ratio (8)	83.71%	56.67%	36.08%	59.80%	30.60%

(1)	The per share amounts were derived by using the weighted average shares outstanding during the period. There was no expense waiver and reimbursement for the years ended December 31, 2016, December 31, 2015 and December 31, 2014. Net investment income per share excluding the expense reimbursements equals ($0.06) for the year ended December, 31, 2013. Net investment income per share excluding the expense reimbursements equals ($1.52) for the year ended December, 31, 2012.
(2)	The per share data for distributions reflects the actual amount of distributions declared per share during the period.

(3)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Fund’s continuous offering.
(4)	The impact from reinvestment of stockholder distributions on a per share basis reflects the incremental net asset value changes as a result of the reinvestment of stockholder distributions.
(5)	Includes the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.
(6)	The ratios are after giving effect to amounts reimbursed by the Manager under an expense reimbursement agreement. See “Note 4 – Related Party Transactions.” For the years ended December 31, 2016, December 31, 2015 and December 31, 2014, there was no expense waiver and reimbursement. For the year ended December 31, 2013, excluding the expense reimbursement, the ratio of net investment income and operating expenses to average net assets is (0.14)% and 7.90%, respectively. For the year ended December 31, 2012, excluding the expense reimbursement, the ratio of net investment income and operating expenses to average net assets is (12.83)% and 17.84%, respectively.
(7)	Total return is calculated assuming a purchase of shares at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. For the years ended December 31, 2016, December 31, 2015 and December 31, 2014, there was no expense reimbursement. The total return based on net asset value for the year ended December 31, 2013, includes the effect of the expense reimbursement which equaled 3.63%. The total return based on net asset value for the year ended December 31, 2012, includes the effect of the expense reimbursement which equaled 6.24%.
(8)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or purchases over the average of the invested assets at fair value.
(9)	Ratios calculated based on average net assets using current and prior 3 quarters net assets.

Note 12.  Selected Quarterly Data (Unaudited)

The following is the quarterly results of operations for the years ended December 31, 2016 and 2015. The operating results for any quarter are not necessarily indicative of results for any future period (dollars in thousands except share and per share amounts):

	Quarter Ended
	December 31, 2016	September 30, 2016 (restated)(1)	June 30, 2016 (restated)(1)	March 31, 2016
Investment income	$785	$959	$739	$637
Operating expenses
Total Expenses	625	654	743	629
Net expenses	625	654	743	629
Net investment income (loss)	160	305	(4)	8
Realized and unrealized gain, net	812	1,630	4,132	571
Net increase in net assets resulting from operations	$972	$1,935	$4,128	$579
Per share information - basic and diluted
Net investment income	$0.03	$0.05	$0.00	$0.00
Net increase in net assets resulting from operations	$0.15	$0.31	$0.66	$0.09
Weighted average shares outstanding	6,313,427	6,276,081	6,237,728	6,196,289

(1)	For the quarters ended September 30, 2016 and June 30, 2016, the investment income, net investment income and realized and unrealized gain, net amounts are different than previously reported as a result of the correction of an accounting error. For further detail, please see Note 13 Subsequent Events.

	Quarter Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Investment income	$335	$851	$1,412	$914
Operating expenses
Total Expenses	603	611	707	761
Net expenses	603	611	707	761
Net investment income	(268)	240	705	153
Realized and unrealized gain (loss), net	(9,521)	(4,333)	(363)	28
Net increase (decrease) in net assets resulting from operations	$(9,789)	$(4,093)	$342	$181
Per share information - basic and diluted
Net investment income	$0.04	$0.04	$0.11	$0.03
Net increase (decrease) in net assets resulting from operations	$(1.59)	$(0.66)	$0.06	$0.03
Weighted average shares outstanding	6,153,563	6,193,309	6,199,493	5,763,005

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

The annual shareholder meeting was adjourned twice during the fourth quarter of 2016 as the proxy voting did not reach a quorum. During the last week of December 2016, the quorum was reached and the shareholders approved the conversion to an Interval Fund. Management anticipates the completion of the conversion during the second quarter of 2017. In the meantime, the Fund will continue to operate as a BDC.

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

On March 31, 2017, the VII Peaks Co-Optivist Income BDC II Inc. (the “Fund”), in consultation with the Fund’s independent registered public accounting firm, concluded that certain of the Fund’s financial statements for the three and six months ended June 30, 2016 and the three and nine months ended September 30, 2016 included in the Fund’s Form 10-Q should no longer be relied upon due to the accounting error described below. The financial statements affected for these periods are the Statements of Assets and Liabilities, Statements of Operations, Statements of Changes in Net Assets, Statements of Cash Flows and Schedule of Investments.

The Fund is restating these financial statements to correct errors in the accounting for certain warrants received in connection with direct loans that the Fund made. Specifically, the Fund did not assign a cost to the warrants based upon their fair value on the date of receipt relative to the total fair value of the debt and warrants received. The difference between the face amount of the debt and its recorded cost resulting from the assignment of value to the warrants is to be treated as original issue discount, and accreted into interest income over the life of the loan.

For the quarter ended June 30, 2016, compared to what was previously reported, the Fund’s restated net investment income increased by $85,000 and its unrealized capital gains decreased by the same amount. For the quarter ended September 30, 2016, compared to what was previously reported, the Fund’s restated net investment income increased by $175,000 and its unrealized capital gains decreased by the same amount. There was no effect on the Fund’s net asset value per share (NAV) for those periods. The Fund intends to file amended Forms 10-Q/A for the quarters affected.

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

On May 17, 2017, in the Relativity Media case, the pending motion to convert the bankruptcy case to chapter 7 liquidation was dismissed with prejudice by the petitioning creditors. The court did not discuss the adversary case related to the Fund's matter.

On May 22, 2017, the Board of Directors of the Fund declared two monthly distributions, and voted to keep the annual distribution rate at 7.35% of the current $8.75 gross offering price. The distributions was to stockholders of record on May 22, 2017, and was paid on May 30, 2017; and to stockholders of record on June 1, 2017, payable on June 30, 2017.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a)	Dismissal of BPM LLP

(1)	Effective June 27, 2016, we dismissed BPM LLP as our principal independent registered public accounting firm. Our audit committee approved the dismissal of BPM LLP.

(2)	The report of BPM on our financial statements for the fiscal years ended December 31, 2015 and 2014 did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope or accounting principles.

(3)	During the fiscal year ended December 31, 2015 and during the subsequent period through the date of BPM’s dismissal, there were no disagreements between us and BPM, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to the satisfaction of BPM, would have caused BPM to make reference thereto in its report on our audited financial statements. In connection with the audits of the fiscal years ended December 31, 2015 and 2014, and the interim period ended March 31, 20167, there have been no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K).

(b)	Engagement of OUM & Co. LLP

(1)	Effective June 27, 2016, we engaged OUM & Co. LLP (“OUM”) as our independent registered public accounting firm. The engagement was approved by the board of directors, which also serves the role of audit committee.

(2)	In connection with our appointment of OUM as our independent registered accounting firm, we had not consulted OUM on any matter relating to the application of accounting principles to a specific transaction, either completed or contemplated, or the type of audit opinion that might be rendered on our financial statements.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K and determined that the disclosure controls and procedures were not effective as a result of material weaknesses.

Management’s report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rules 13a-15(f) and 15d-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, and effected by the Fund’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Based on our management’s evaluation under the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), management concluded that our internal controls over financial reporting were effective as of December 31, 2016.

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

Management has concluded it has material weaknesses resulting from the following:

Subsequent to December 31, 2016, our Board of Directors elected to restate our financial statements for the three and six months ended June 30, 2016, and for the three and nine months ended September 30,2016, in order to correct an error in the accounting for certain warrants received in connection with direct loans that we made. Specifically, we did not assign a cost to the warrants based upon their fair value on the date of receipt relative to the total fair value of the debt and warrants received. The difference between the face amount of the debt and its recorded cost resulting from the assignment of value to the warrants is to be treated as original issue discount, and accreted into interest income over the life of the loan. The change resulted in an increase in net investment income, and a decrease in unrealized appreciation in the same amount, in each period, and had no impact on our net asset value per share, as previously reported. Management previously concluded that its disclosure controls were effective for those periods. In response, in 2017 we implemented additional controls whereby officers will seek outside guidance in regard to accounting for transactions that we have not historically engaged in and which present novel issues.

In addition, we will also obtain third party valuations of certain Level III assets in certain situations to corroborate managements’ internal valuations or guide management in valuing such assets, as well as to assist us in enhancing our documentation related to valuing such investments.

We believe the material weaknesses have been remediated by the additional controls and procedures that have been implemented.

Change in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

 Our business and affairs are managed under the direction of our Board of Directors. The responsibilities of the Board of Directors include, among other things, the oversight of our investment activities, the quarterly valuation of our assets, oversight of our financing arrangements and corporate governance activities. Pursuant to our charter, the Board is divided into three classes, designated Class I, Class II, and Class III. At each annual meeting of our stockholders, the successors to the class of directors whose terms expire at such meeting will be elected to hold office for a term expiring at the annual meeting of stockholders held in the third year following the year of their election. Each director will hold office for the term to which he or she is elected and until his or her successor is duly elected and qualifies.

Biographical Information

Biographical information for each of our executive officers and directors is set forth below. The address for each executive officer and director is c/o VII Peaks Co-Optivist Income BDC II, Inc., 4 Orinda Way, Suite 125-A, Orinda, CA 94563.

Directors

The following persons serve as our directors and on the committees indicated:

Nominee	Age	Director Since	Independent	Expiration of Term	Principal Occupation or Affiliation	Committees
Jeya Kumar	62	2012	Yes	2019	Advisor at MediaLink Singapore	Audit; Nominating and Corporate Governance
Robert Winspear	51	2012	Yes	2017	President of Winspear Investments, LLC	Audit, Nominating and Corporate Governance
Stephen F. Shea	47	2015	No	2017	Director and Member of Investment Committee	Managing Partner
Gurpreet (Gurprit) S. Chandhoke	42	2012	No	2018	Director and Member of Audit Committees	Chairman
Amit Mahajan	41	2012	Yes	2018	Director at PineBridge Investments	Nominating and Corporate Governance

Executive Officers

The following persons serve as our executive officers in the following capacities:

Name	Age	Position Held
Gurpreet (Gurprit) S. Chandhoke	42	Chief Executive Officer and President
Michelle MacDonald	49	Chief Financial Officer, Treasurer and Secretary
Emily Silva	52	Chief Compliance Officer
Garima Kakani	32	Controller

Information about Directors

Gurpreet (Gurprit) S. Chandhoke

Mr. Chandhoke has been our Chief Executive Officer and President since our inception. Mr. Chandhoke has also been a Managing Partner and Chief Investment Officer of the Manager since its inception in April 2009. From August 2006 to February 2009, Mr. Chandhoke was Senior Vice President of Deutsche Bank Technology Investment Banking Group in San Francisco. From August 2005 to August 2006, Mr. Chandhoke worked for UBS Investment Bank as an Associate Director.

Before founding the Manager in 2009, Mr. Chandhoke had more than six years investment banking experience. Mr. Chandhoke led several different types of debt issuances and restructuring discussions and transactions with technology companies and financial sponsors while at Deutsche Bank and UBS Investment Bank. During his tenure at both institutions he also participated in diverse corporate finance and M&A transactions in the internet, enterprise software and infrastructure and communications technology sectors. Mr. Chandhoke’s responsibilities at Deutsche Bank and UBS Investment Bank also involved the issuance of debt securities ranging from bank debt, corporate debt, high yield and convertible debt securities. Mr. Chandhoke also worked on corporate finance transactions ranging from mergers and acquisitions, initial public offerings, follow-on offerings, debt issuances and recapitalizations at both Deutsche Bank and UBS Investment Bank.

Mr. Chandhoke received a Master of Business Administration in Finance and Entrepreneurship from the Wharton School of Business. Mr. Chandhoke also received a Master Degree of Science in Electrical Engineering and a Master Degree of Science in Mechanical Engineering from the University of Minnesota and a Bachelor’s Degree in Electrical Engineering from the Government College of Engineering, University of Pune, India. Mr. Chandhoke was chosen as a J.N. Tata Scholar to pursue his graduate studies in the United States.

Mr. Chandhoke’s broad and extensive investment banking experience and involvement in a number of diverse corporate finance and M&A transactions as well as his experience as Chief Investment Officer for the Manager supports his appointment to the Board.

Mr. Chandhoke is a registered representative with Arete, which is the principal underwriter of the Fund. The Manager and Arete have entered into a joint venture to acquire investment advisers, but the joint venture had not made any acquisitions as of June 2, 2017.

Stephen F. Shea

Mr. Shea has been a Managing Partner of the Manager since August 2009. Prior to joining the Manager, Mr. Shea worked as a consultant with investment banking and venture/private equity teams and helped registered investment advisers integrate and build out offerings into distribution channels with his long standing connections at a number of wire houses. Mr. Shea also advised hedge funds on new seeding opportunities in the commodities/futures space. Prior to his consulting work, from October 2005 to March 2007, Mr. Shea was Vice President of Institutional Sales RIA Team for Fidelity Investments in San Francisco, spending the majority of his time as a director of sales for Institutional Investment Managers, RIA wealth management teams and banks and trust companies. In addition, Mr. Shea was responsible for the signing, business development and retention of SEC registered RIA relationship in San Francisco and the Pacific Northwest. Prior to working for Fidelity Investments, Mr. Shea worked for Wentworth, Hauser and Violich Investment Counsel. At Wentworth, Mr. Shea was a member of Stock Selection and Investment Policy committees. He co-developed an open architecture WRAP, Sub-Advised, RIA platform. Before that, from December 1999 to March 2001, Mr. Shea worked at Deutsche Bank/Alex Brown. At Deutsche Bank/Alex Brown, Mr. Shea acted as a lead broker for many of the top technology executives.

Mr. Shea holds a BS in Business and Finance from St. Mary’s College in California.

Mr. Shea is a registered representative with Arete Wealth Management, LLC (“Arete”), which is the principal underwriter of the Fund. The Manager and Arete have entered into a joint venture to acquire investment advisers, but the joint venture had not made any acquisitions as of June 2, 2017.

Jeya Kumar

Since July 2013 to the present, Mr. Kumar has been an advisor at MediaLink Singapore, which is engaged in Media and IT services. From April 2012 to the present, he has served as an Independent Director at Spring Seed Capital in Singapore. Spring Seed Capital is a Singapore government entity investing in Singapore based startups. From November 2011 to July 2013 he was the CEO (Asia Pacific) for IPSoft Inc., which is engaged in technology led IT management services. Prior to joining IpSoft, he was the Advisor to Patni Computer Systems, Ltd. (“Patni”), which provides consulting, technology and business process outsourcing, and product engineering services. Prior to being an advisor to Patni, from February 2009 to May 2011, Mr. Kumar served as the Chief Executive Officer of Patni, where he drove the Fund’s global operations and defined and executed the Fund’s long-term strategy.

From January 2008 to January 2009, Mr. Kumar served as the Chief Executive Officer of MphasiS Limited, which provides applications services, infrastructure services, and business process outsourcing services. Prior to MphasiS, from September 2006 to January 2008, Mr. Kumar was Senior Vice-President of Sun Microsystems (“Sun”), which sold computers, computer components, computer software, and information technology services, and was a member of Sun’s Executive Management Group. At Sun, Mr. Kumar was responsible for his business unit’s financial performance, strategy, marketing, portfolio management, in-market management, product engineering, technology development, M&A and channels in more than 120 countries. Prior to this, he held various management and executive positions with a number of global technology firms.

Mr. Kumar has a Masters of Business degree from Curtin University, Australia; Bachelors of Business degree from the Royal Melbourne Institute of Technology, Australia; and postgraduate diplomas in Computer Science, Management Studies and Marketing Management. He also attended the Advanced Management Program at Oxford University.

Mr. Kumar’s broad and extensive experience as an executive officer for global companies, including being responsible for such companies’ performance and strategy support his appointment to the Board.

Robert Winspear

Robert Winspear has served as the Chief Financial Officer of Excel Corporation since May 2014. Excel Corporation (OTC: EXCC) provides transaction processing and related services to medium and small businesses in the US.

Mr. Winspear has been the President of Winspear Investments LLC, a Dallas based private investment firm specializing in lower middle market transactions, since September 2002. Winspear Investments has made investments in a wide range of industries including banking, real estate, distribution, supply chain management, mega yacht marinas and hedge funds.

Prior to forming Winspear Investments, Mr. Winspear was Vice President and Chief Financial Officer of Associated Materials Incorporated, a nationwide manufacturer and distributor of residential building products consisting primarily of vinyl siding and windows, from June 1993 to May 2002.

Mr. Winspear began his professional career in the Dallas office of Arthur Andersen where he worked as an auditor from 1988 to 1993. He holds a Bachelor of Business Administration and a Master of Professional Accounting from the University of Texas at Austin.

Mr. Winspear is on the Board of Directors of Alpha Financial Technologies/EAM Corporation, located in Grapevine Texas.

Mr. Winspear’s extensive investment experience as Vice President and Chief Financial Officer of Associated Materials Incorporated and service on the Board of Directors Alpha Financial Technologies/EAM Corporation support his appointment to the Board.

Amit Mahajan

Since August 2005, Mr. Mahajan has been a Director at PineBridge Investments, a global multi-asset investment manager, where he has been responsible for sourcing, due diligence, and negotiating secondary private equity transactions. Before assuming his current duties at PineBridge, Mr. Mahajan was previously responsible for executing private equity investments across several industries with a focus on global emerging markets.

 Mr. Mahajan has over ten years of experience in private equity, banking, and consulting, and began his career with Deloitte Consulting, where he advised multinational clients in energy, telecom, insurance, utilities, and the technology sector. He holds a Bachelor of Science in Computer Science and Engineering from the Institute of Technology, Delhi, India, and a Master of Business Administration from Columbia Business School.

Mr. Mahajan’s extensive experience with investments and private equity transactions at various companies support his appointment to the Board.

Mr. Mahajan owns interests in the following investment funds managed by the Manager:

Name of Director	Name of Owners and Relationships to Director	Company	Title of Class	Value of Securities		Percent of Class
Amit Mahajan	CXI Valley I, LLC (1)	VII Peaks Venture Capital II, LLC (2)	Series A-1 Preferred Shares	$(674)	(3)	0.89%
Amit Mahajan	CXI Valley I, LLC (1)	VII Peaks BDC Investors, LLC (4)	Class A Interests	$0	(5)	0%

(1)	Mr. Mahajan and his spouse are the owners of CXI Valley I, LLC.

(2)	VII Peaks Capital, LLC is the manager of the Fund.

(3)	Valuation is the capital account value as of December 31, 2015.

(4)	VII Peaks Capital, LLC is the managing member of the Fund. In addition, the Class A Interests are entitled to receive their pro rata share of a royalty payable by VII Peaks Capital, LLC in the amount of $25,000 per month.

(5)	Valuation is the capital account value as of December 31, 2015.

Information about Executive Officers Who Are Not Directors

The following information pertains to our executive officers who are not directors of the Fund.

Name, Address and Age	Position(s) Held with Company	Principal Occupation(s) during Past Five Years
Michelle E. MacDonald (49)	Chief Financial Officer, Treasurer and Secretary	Vice President of Compliance for VII Peaks Capital, LLC since August 2014; Chief Compliance Officer at KBR Capital Markets from April 2013 to September 2013; Chief Financial Officer for a real estate fund manager from July 2012 to April 2013; Chief Operating Office for a broker dealer from May 2006 to December 2012; instructor and tutor in securities licensing review courses from 1998 to 2015.
Emily Silva (52)	Chief Compliance Officer	Director at Cipperman Compliance Services (February 2014 to present); Various positions at The Vanguard Group from 1999 to January 2014, including Advertising Compliance Manager.
Garima Kakani (32)	Controller	Senior Analyst with VII Peaks Capital, LLC since December 2013; Manager of Reporting and Analytics with KBR Capital Markets from March 2011 to September 2013; Various positions at D.E. Shaw (Indian branch) from March 2007 to September 2009.

Corporate Governance and Board Matters

Our business and affairs are managed under the direction of our Board of Directors. The responsibilities of the Board of Directors include, among other things, the oversight of our investment activities, the quarterly valuation of our assets, oversight of our financing arrangements and corporate governance activities. Our Board of Directors is divided into three classes. Each class of directors holds office for a three-year term. However, the initial members of the three classes have initial terms of one, two and three years, respectively. At each annual meeting of our stockholders, the successors to the class of directors whose terms expire at such meeting will be elected to hold office for a term expiring at the annual meeting of stockholders held in the third year following the year of their election. Each director will hold office for the term to which he or she is elected and until his or her successor is duly elected and qualifies.

The Board of Directors currently has an audit committee and a nominating and corporate governance committee and may establish additional committees from time to time as necessary. Although the number of directors may be increased or decreased, a decrease will not have the effect of shortening the term of any incumbent director. Any director may resign at any time and may be removed with or without cause by the stockholders upon the affirmative vote of at least a majority of all the votes entitled to be cast at a meeting called for the purpose of the proposed removal. The notice of the meeting shall indicate that the purpose, or one of the purposes, of the meeting is to determine if the director shall be removed.

A vacancy created by an increase in the number of directors or the death, resignation, removal, adjudicated incompetence or other incapacity of a director may be filled only by a vote of a majority of the remaining directors. As provided in our charter, nominations of individuals to fill the vacancy of a Board of Directors seat previously filled by an independent director will be made by the remaining independent directors.

Committees of the Board of Directors

Our Board of Directors has the following committees:

Audit Committee and Financial Expert. The audit committee is responsible for selecting, engaging and discharging our independent accountants, reviewing the plans, scope and results of the audit engagement with our independent accountants, approving professional services provided by our independent accountants (including compensation therefore), reviewing the independence of our independent accountants and reviewing the adequacy of our internal controls over financial reporting. The members of the audit committee are Jeya Kumar and Robert Winspear, each of whom is independent. Robert Winspear serves as the chairman of the audit committee. Our Board of Directors has determined that Robert Winspear is an “audit committee financial expert” as defined under SEC rules.

Nominating and Corporate Governance Committee. The nominating and corporate governance committee selects and nominates directors for election by our stockholders, selects nominees to fill vacancies on our Board of Directors or a committee thereof, develops and recommends to our Board of Directors a set of corporate governance principles and oversees the evaluation of our Board of Directors and our management. The nominating and corporate governance committee is currently composed of Jeya Kumar, Amit Mahajan and Robert Winspear, all of whom are independent. Jeya Kumar is expected to serve as chairman of the nominating and corporate governance committee.

Board Leadership Structure

Our business and affairs are managed under the direction of our Board of Directors. Among other things, our Board of Directors sets broad policies for us and approves the appointment of our investment adviser, administrator and officers. The role of our Board of Directors, and of any individual director, is one of oversight and not of management of our day-to-day affairs.

Under our bylaws, our Board of Directors may designate one of our directors as chair to preside over meetings of our Board of Directors and meetings of stockholders and to perform such other duties as may be assigned to him or her by our Board of Directors.

Presently, Mr. Gurpreet S. Chandhoke serves as the Chairman of our Board. Mr. Chandhoke is an “interested person” of the Fund as defined in Section 2(a)(19) of the 1940 Act by virtue of his role as Chief Executive Officer of the Fund, his service on the Investment Committee and is a Managing Member of the Manager. We believe that Mr. Chandhoke’s history with the Fund, familiarity with its investment platform, and extensive knowledge of the financial services industry qualify him to serve as the Chairman of our Board of Directors. We believe that the Fund is best served through this existing leadership structure, as Mr. Chandhoke’s relationship with the Manager provides an effective bridge and encourages an open dialogue between management and the Board of Directors, ensuring that both groups act with a common purpose.

Our Board of Directors does not currently have a designated lead independent director. We are aware of the potential conflicts that may arise when a non-independent director is chairman of the Board of Directors, but believe these potential conflicts are offset by our strong corporate governance policies. Our corporate governance policies include regular meetings of the independent directors in executive session without the presence of interested directors and management, the establishment of the audit committee and the nominating and corporate governance committee, each comprised solely of independent directors and the appointment of a chief compliance officer, with whom the independent directors meet at least once a year without the presence of interested directors and other members of management, for administering our compliance policies and procedures.

We recognize that different board leadership structures are appropriate for companies in different situations. We re-examine our corporate governance policies on an ongoing basis to ensure that they continue to meet our needs.

All of the independent directors play an active role on the Board of Directors. The independent directors compose a majority of our Board of Directors and are closely involved in all material deliberations related to us. Our Board of Directors believes that, with these practices, each independent director has an equal involvement in the actions and oversight role of our Board of Directors and equal accountability to us and our stockholders. Our independent directors are expected to meet separately (i) as part of each regular board meeting and (ii) with our Chief Compliance Officer, as part of at least one board meeting each year.

Our Board of Directors believes that its leadership structure is the optimal structure for us at this time. Our Board of Directors, which will review its leadership structure periodically as part of its annual self-assessment process, further believes that its structure is presently appropriate to enable it to exercise its oversight of us.

Risk Oversight and Board Structure

Through its direct oversight role, and indirectly through its committees, the Board of Directors performs a risk oversight function for the Fund consisting of, among other things, the following activities: (1) at regular and special board meetings, and on an ad hoc basis as needed, receiving and reviewing reports related to the performance and operations of the Fund; (2)reviewing and approving, as applicable, the compliance policies and procedures of the Fund; (3) meeting with the portfolio management team to review investment strategies, techniques and the processes used to manage related risks; (4) meeting with, or reviewing reports prepared by, the representatives of key service providers, including the investment adviser, administrator, distributor, transfer agent, custodian and independent registered public accounting firm of the Fund, to review and discuss the activities of the Fund and to provide direction with respect thereto; and (5) engaging the services of the chief compliance officer of the Fund to test the compliance procedures of the Fund and its service providers. Gurpreet Chandhoke, who is an “interested person” of the Fund as defined in Section 2(a)(19) of the 1940 Act, serves as both the chief executive officer and chairman of the Board of Directors. The Board of Directors feels that Mr. Chandhoke, as chief executive officer of the Fund, is the director with the most knowledge of the Fund’s business strategy and is best situated to serve as chairman of the Board of Directors. The Fund’s charter, as well as regulations governing business development companies generally, requires that a majority of the Board of Directors be persons other than “interested persons” of the Fund, as defined in Section 2(a)(19) of the 1940 Act. The Board of Directors does not currently have a lead independent director. The Board, after considering various factors, has concluded that its structure is appropriate at this time given the fact that it is a newly-formed entity with no assets. As the Fund’s assets increase, the Board of Directors will continue to monitor its structure and determine whether it remains appropriate based on the complexity of the Fund’s operations.

Procedure for Contacting the Board of Directors

Our board of directors welcomes communications from our stockholders. Stockholders may send communications to the board of directors or to any particular director to the following address: VII Peaks Capital, LLC, Pine Grove Financial Center, 4 Orinda Way, Suite 125A, Orinda, CA 94563, attention Chief Financial Officer. Stockholders should indicate clearly the director or directors to whom the communication is being sent. All stockholder communications received in this manner will be delivered to one or more members of the board of directors.

Compensation Committee Interlocks and Insider Participation

Our board of directors did not have a separate compensation committee during the fiscal year ended December 31, 2016, and as a result our full board served as the compensation committee. Gurpreet Chandhoke and Stephen Shea were the only members of our board of directors who were officers during the fiscal year ended December 31, 2016. The board does not pay compensation to its officers, and therefore the board of directors did not engage in deliberations regarding executive compensation. Messrs. Chandhoke and Shea are each partial owners of our Manager, which receives compensation under an investment advisory agreement with us.

No executive officer of us served as a member of (i) the compensation committee of another entity of which one of the executive officers of such entity served on our compensation committee (or board committee performing equivalent functions) or (ii) the board of directors of another entity of which one of the executive officers of such entity served on our board, during the fiscal year ended December 31, 2016.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, the Fund’s directors and executive officers, and any persons holding more than 10% of its common stock, are required to report their beneficial ownership and any changes therein to the SEC and the Fund. Specific due dates for those reports have been established, and the Fund is required to report herein any failure to file such reports by those due dates. Based solely on a review of the copies of such reports and written representations delivered to the Fund by such persons, all filings were made timely during the year ending December 31, 2016.

ITEM 11. EXECUTIVE COMPENSATION

We currently have no employees. We are managed by our Manager who is registered as an investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act. We do not compensate our executive officers directly. Our Manager is responsible for managing our business, as well as sourcing potential investments, conducting research on prospective investments, analyzing investment opportunities, structuring our investments, and monitoring our investments and portfolio companies on an ongoing basis. Our Manager is led by Gurpreet (Gurprit) S. Chandhoke, who also serves as our Chief Executive Officer, and Stephen F. Shea. They are supported by the Manager’s team of employees, including investment professionals who have extensive experience in underwriting and issuing debt products that include high-yield, bank debt and convertible debt and have acted as financial advisers to private equity funds, venture capital firms and corporations in mergers and acquisitions, recapitalization and corporate finance transactions, and have served as principal investors in private equity and leveraged buyout transactions. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” for a discussion of fees and expenses payable to our Advisers and their respective affiliates.

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

We entered into our current investment advisory agreement on August 20, 2013, and it was approved by our shareholders on December 13, 2013. The current agreement will remain in effect for a period of two years from the date that it was approved by our shareholders, and will remain in effect from year-to-year thereafter if approved annually by our Board of Directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons.

As required by the 1940 Act, the investment advisory agreement provides that we may terminate the agreement without penalty upon 60 days’ written notice to our Manager. If our Manager wishes to voluntarily terminate the investment advisory agreement, it must give stockholders a termination and must pay all expenses associated with its termination. The investment advisory agreement may also be terminated, without penalty, upon the vote of a majority of our outstanding voting securities.

Without the vote of a majority of our outstanding voting securities, our investment advisory agreement may not be materially amended, nor may we engage in a merger or other reorganization with our Manager. In addition, should we or our Manager elect to terminate the investment advisory agreement, a new investment adviser may not be appointed without approval of a majority of our outstanding common stock, except in limited circumstances where a temporary adviser may be appointed without stockholder consent, consistent with the 1940 Act, for a time period not to exceed 150 days following the date on which the previous contract terminates.

On August 22, 2016, the board conducted an annual review of the current advisory agreement. In connection with the foregoing approvals, the Board determined that the Manager had the capabilities, resources and personnel necessary to provide the services to the Fund required under the current advisory agreement. The disinterested members of the board noted that, in their consideration of the amended and restated advisory agreement, they relied upon the information provided to them in connection with their most recent approval of the current advisory agreement. The disinterested members further noted that the Manager confirmed that there were no material changes to such previously provided information.

The Board of Directors did not identify any particular information that was most relevant to its consideration to approve the amended and restated advisory agreement and each director may have afforded different weight to the various factors.

In voting to approve the amended and restated advisory agreement, the Board of Directors considered the overall fairness of the amended and restated advisory agreement and factors it deemed relevant, including, but not limited to: (i) the nature, extent and quality of the services to be provided by the Manager, (ii) the investment performance of the Fund and the Manager’s investment personnel who would manage the Fund, (iii) the proposed fees and expenses of the Fund, including comparative expense information, (iv) the projected profitability of the Fund to the Manager and its affiliates; (v) whether the projected economies of scale would be realized as the Fund grows and whether the proposed breakpoints or any other breakpoints are appropriate and (vi) other benefits that may accrue to the Manager from its relationship with the Fund.

Advisory Fees

We pay our Manager a fee for its services under the investment advisory agreement consisting of two components — a base management fee and an incentive fee. The cost of both the base management fee payable to our Manager and any incentive fees it earns are ultimately borne by our stockholders.

Base Management Fee

Our base management fee is calculated as follows and payable monthly in arrears: 2.00% if our net assets are below $100 million; 1.75% if our net assets are between $100 million and $250 million; and 1.50% if our net assets are above $250 million. The base management fee may or may not be taken in whole or in part at the discretion of our Manager. All or any part of the base management fee not taken as to any month shall be deferred without interest and may be taken in such other month as our Manager shall determine. The base management fee for any partial month will be appropriately pro-rated.

Incentive Fee

The incentive fee has two parts. The first part, which we refer to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears based upon our “pre-incentive fee net investment income” for the immediately preceding quarter. The subordinated incentive fee on income is 20% of pre-incentive net investment income subject to a quarterly return to investors, expressed as a rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, of 2.0% (8.0% annualized). For this purpose, “pre-incentive fee net investment income” means interest income, dividend income and any other income (including any other fees, other than fees for providing managerial assistance, such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses reimbursed to our Manager under the investment advisory agreement and any interest expense and distributions paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The calculation of the subordinated incentive fee on income for each quarter is as follows:

•	No incentive fee is payable to our Manager in any calendar quarter in which our pre-incentive fee net investment income does not exceed the return rate of 2.0%;

•	20.0% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.0% in any calendar quarter (8.0% annualized) is payable to our Manager once the return is reached.

“Adjusted capital” shall mean cumulative gross proceeds generated from sales of our common stock (including our distribution reinvestment plan) reduced for distributions to investors of proceeds from non-liquidating dispositions of our investments and amounts paid for share repurchases pursuant to our tender offer program.

The second part of the incentive fee, which we refer to as the incentive fee on capital gains, is an incentive fee on capital gains earned on liquidated investments from the portfolio and is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement). This fee equals 20.0% of our incentive fee capital gains, which equals our realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees.

Director Compensation

Each of our independent directors is entitled to compensation for his services as a director in the amounts depicted below. We will not pay compensation to our interested directors. In addition, the independent directors will be reimbursed for reasonable out-of-pocket expenses incurred in connection with attending board and committee meetings. There are no pension or retirement benefits being offered to our directors at this time. Amounts payable under this arrangement are determined and paid quarterly in arrears as follows:

Net Asset Value	Annual Retainer Fee	Board Meeting and Committee Meeting Fees (in Person)	Board Meeting and Committee Meeting Fees (by Phone)	Annual Chairperson Fee
$0 to $100 million	$10,000	$500/$250	$250	$1,500
$100 million to $300 million	$20,000	$1,000/$500	$250	$2,500
$300 million to $500 million	$30,000	$1,500/$750	$250	$3,500
Above $500 million	$40,000	$2,000/$1,000	$250	$5,000

The following table sets forth the compensation of the Fund’s directors for the year ended December 31, 2016 :

Name	Fees Earned and Payable in Cash	All Other Compensation	Total
Interested Directors

Gurpreet S. Chandhoke	—	—	—
Stephen F. Shea	—	—	—
Independent Directors	—	—	—

Jeya Kumar	$13,281	—	$13,281
Amit Mahajan	$10,757	—	$10,757
Robert Winspear	$13,281	—	$13,281

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the June 2, 2017, information with respect to the beneficial ownership of our common stock by:

•	Each person known to us to beneficially own more than 5% of the outstanding shares of our common stock;

•	Each of our directors and executive officers; and

•	All of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. There is no common stock subject to options that are currently exercisable or exercisable within 60 days of the offering. Percentage of beneficial ownership is based on 6,397,027 shares of common stock outstanding as of June 2, 2017.

Shares Beneficially Owned Immediately Prior to This Offering (1)
Name	Number	Percentage
5% Stockholders
None	—	—%
Executive Officers:
Michelle E. MacDonald	—	—%
Emily Silva	—	—%
Garima Kakani	—	—%
Interested Directors:
Gurpreet (Gurprit) S. Chandhoke	—	—%
Stephen F. Shea	—	—%
Independent Directors:
Jeya Kumar	—	—%
Amit Mahajan	—	—%
Robert Winspear	—	—%
All officers and directors as a group (6 persons)	—	—%

The following table sets forth, as of the date of this proxy statement, the dollar range of our equity securities that is expected to be beneficially owned by each of our directors.

Dollar Range of Equity Securities Beneficially Owned (1) (2) (3)
Interested Directors:
Gurpreet (Gurprit) S. Chandhoke	None
Stephen F. Shea	None
Independent Directors:
Jeya Kumar	None
Amit Mahajan	None
Robert Winspear	None

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Since August 20, 2013, the Fund has been managed by VII Peaks Capital, LLC (the “Manager”). Prior to August 20, 2013 the Fund was managed by VII Peaks-KBR BDC Advisor II, LLC (the “Prior Manager”), which was wholly-owned by VII Peaks-KBR, LLC which was a joint venture between the Manager and KBR Capital Advisors, LLC (“KBR”).

Investment Advisory Agreement

The Fund has entered into an investment advisory agreement with the Manager to manage the Company’s investment activities dated August 20, 2013. Prior to August 20, 2013, the Fund’s investment activities were managed by the Prior Manager pursuant to an investment advisory agreement that had substantially the same terms as the Fund’s present agreement with the Manager. On August 22, 2016, the non-interested Board Members re-approved the agreement between the Manager and the Fund under the agreement’s existing terms. Pursuant to the investment advisory agreement, the Manager implements the Fund’s business strategy on a day-to-day basis and performs certain services for us, subject to oversight by our Board. The Manager is responsible for, among other duties, determining investment criteria, sourcing, analyzing and executing investment transactions, asset sales, financings and performing asset management duties. Under the investment advisory agreement, the Manager is entitled to a base management and incentive fee as outlined in the investment advisory agreement with the Fund. The base management fee is 2% of net assets below $100 million; 1.75% of net assets between $100 million and $250 million; and 1.5% of net assets over $250 million. For the years ended December 31, 2016 and 2015, the Fund incurred $0.6 million and $0.8 million of base management fees, respectively.

The incentive fee has two parts. The first part, the subordinated incentive fee on income, is calculated and payable quarterly in arrears based upon the Fund’s “pre-incentive fee net investment income” for the immediately preceding quarter. The subordinated incentive fee on income is 20% of pre-incentive net investment income subject to a quarterly return to investors, expressed as a rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, of 2.0% (8.0% annualized). The second part of the incentive fee, the incentive fee on capital gains, is an incentive fee on capital gains earned on liquidated investments from the portfolio and is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement). This fee equals 20% of the Fund’s incentive fee capital gains, which will equal the Fund’s realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. For the years ended December 31, 2016 and 2015, the Fund did not incur any incentive fees related to net investment income or capital gains.

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

The Manager agreed to assume and pay the Fund all amounts due the Fund from the Prior Manager as reflected in the Fund’s books and records as of August 20, 2013, including any amounts due under the Expense Reimbursement Agreement between the Fund and the Prior Manager, and in consideration the Fund agreed to pay the Manager any reimbursable organization and offering expenses incurred by Prior Manager which the Fund would otherwise be obligated to reimburse Prior Manager from future sales of the Fund’s securities, beginning with any sales of securities occurring after August 20, 2013.

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

Expense Reimbursement Agreement

 On November 9, 2012, the Fund entered into an expense reimbursement agreement with the Prior Manager under which the Prior Manager agreed to reimburse the Fund for all operating expenses, excluding management fees recognized on the quarterly financial statements of the Fund for 2012, retroactive to the date of formation of the Fund on August 3, 2011. In 2013, the expense reimbursement agreement was modified to exclude management fees and incentive fees payable to the Manager effective as of January 1, 2013. The Fund terminated the expense reimbursement agreement with the Prior Manager when it terminated the investment advisory agreement with the Prior Manager on August 20, 2013. While the Fund entered into a new investment advisory agreement with the Manager on August 20, 2013, it did not enter into a new expense reimbursement agreement with the Manager. However, the investment advisory agreement with the Manager includes the Manager’s undertaking to assume and pay the Prior Manager’s obligation to pay us the $1.3 million which had accrued under the Prior Manager’s expense reimbursement agreement. In consideration for such assumption, the Fund agreed to pay the Manager all organization and offering costs previously borne by the Prior Manager, subject to the limitation that such organization and offering costs may only be reimbursed to the extent of 1.5% of offering proceeds. The Manager’s right to recoup amounts paid by the Manager under the expense reimbursement agreement expired in 2016.

Administration Agreement

The Fund has also entered into an administration agreement with the Manager under which the Manager provides the Fund with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities and provides or oversees the performance of, the Fund’s required administrative services, which include, among other things, being responsible for the financial records which the Fund is required to maintain and preparing reports to its stockholders. Under the administration agreement, we are obligated to reimburse our Manager for our allocable portion of overhead cost incurred by the Manager. During the years ended December 31, 2016 and 2015, the Fund reimbursed the Manager for $0.2 million and $0.2 million in administration expenses under the administration agreement, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The table below summarizes the fees billed for the years ending December 31, 2016 and 2015 by our auditors, BPM LLP and OUM & Co., LLP.

	2016	2015
Audit Fees	$100,377	$103,290
Audit Related Fees	—	—
Tax Fees	6,343	5,250
Other	10,311	77,370
Total	$117,031	$185,910

Audit Fees: Audit fees include fees for services that normally would be provided by either BPM or OUM in connection with statutory and regulatory filings or engagements and that generally only an independent accountant can provide. In addition to fees for the audit of our annual financial statements and the review of our quarterly financial statements in accordance with generally accepted auditing standard, this category contains fees for comfort letters, statutory audits, consents, and assistance with and review of documents filed with the SEC.

Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax Services Fees: Tax services fees consist of fees billed for professional tax services. These services also include assistance regarding federal, state, and local tax compliance.

All Other Fees: Other fees would include fees for products and services other than the services reported above.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.	The following documents are filed as part of this Annual Report:

The following financial statements are set forth in Item 8:

b.	Exhibits:

The following exhibits are included, or incorporated by reference to exhibits previously filed with the SEC, in this Annual Report on Form 10-K for the year ended December 31, 2016 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description of Document
3.1	Articles of Incorporation of VII Peaks-KBR Co-Optivist Income BDC II, Inc. ( Incorporated by reference to Exhibit (a)(1) to Amendment No. 1 to registration statement on Form N-2 filed on December 19, 2011 )
3.2	Articles of Amendment and Restatement of of VII Peaks-KBR Co-Optivist Income BDC II, Inc. ( Incorporated by reference to Exhibit (a)(2) to Amendment No. 1 to registration statement on Form N-2 filed on March 1, 2012 )
3.3	Second Articles of Amendment and Restatement to Articles of Incorporation of VII Peaks-KBR Co-Optivist Income BDC II, Inc. ( Incorporated by reference to Exhibit 3.1 to Form 8-K filed on June 28, 2012 )
3.4	Articles of Amendment to Articles of Incorporation of VII Peaks Co-Optivist Income BDC II, Inc. ( Incorporated by reference to Exhibit (a) to Form 8-K filed on September 16, 2013 )
3.5	Bylaws of the Registrant ( Incorporated by reference to Exhibit (b) to Amendment No. 1 to registration statement on Form N-2 filed on December 19, 2011 )
4.1	Form of Subscription Agreement ( Incorporated by reference to Exhibit (d) toAmendment No. 7 to registration statement on Form N-2 filed on July 28, 2014 )
4.2	Form of Additional Subscription Agreement ( Incorporated by reference to Exhibit (d) toAmendment No. 7 to registration statement on Form N-2 filed on July 28, 2014 )
4.3	Distribution Reinvestment Plan ( Incorporated by reference to Exhibit (e) to Amendment No. 2 to the registration statement on Form N-2 filed on February 15, 2012 )
10.1	Investment Advisory Agreement between VII Peaks Co-Optivist Income BDC II, Inc. and VII Peaks Capital, LLC dated August 20, 2013 ( Incorporated by reference to Exhibit (g) to Form 8-K filed on August 23, 2013 )
10.2	Dealer Manager Agreement between VII Peaks Co-Optivist Income BDC II, Inc. and Arete Wealth Management, LLC ( Incorporated by reference to Exhibit (h) to Form 8-K filed on March 11, 2016 )
10.3	Form of Selected Dealer Agreement (Included as Exhibit A to the Dealer Manager Agreement) ( Incorporated by reference to Exhibit (h) to Form 8-K filed on March 11, 2016 )
10.4	Form of Custody Agreement ( Incorporated by reference to Exhibit (j) to Amendment No. 2 to the registration statement on Form N-2 filed on February 15, 2012 )
10.5	Custodian Agreement with Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 30, 2016)
10.6	Administration Agreement between VII Peaks Co-Optivist Income BDC II, Inc. and VII Peaks Capital, LLC dated February 24, 2014 ( Incorporated by reference to the Annual Report on Form 10-K filed on March 11, 2014 )
10.7	License Agreement between VII Peaks Capital, LLC, VII Peaks-KBR BDC Advisor II, LLC and VII Peaks Co-Optivist Income BDC II, Inc. ( Incorporated by reference to Exhibit (k)(2) to Amendment No. 2 to the registration statement on Form N-2 filed on February 15, 2012 )
14	Code of Ethics ( Incorporated by reference to Exhibit (r) to Amendment No. 2 to the registration statement on Form N-2 filed on February 15, 2012 )
21.1*	Subsidiaries of VII Peaks Co-Optivist Income BDC II, Inc.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

VII Peaks Co-Optivist Income BDC II, Inc.

Date: June 2, 2017	By	/s/ Gurpreet S. Chandhoke
Gurpreet S. Chandhoke
Chairman of the Board of Directors,
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VII Peaks Co-Optivist Income BDC II, Inc.

Date: June 2, 2017	By	/s/ Gurpreet S. Chandhoke
Gurpreet S. Chandhoke
Chairman of the Board of Directors,
Chief Executive Officer and President
(Principal Executive Officer)

VII Peaks Co-Optivist Income BDC II, Inc.

Date: June 2, 2017	By	/s/ Michelle E. MacDonald
Michelle E. MacDonald
Chief Financial Officer,
Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

Date: June 2, 2017	By	/s/ Stephen Shea
Stephen Shea
(Interested Director)

Date: June 2, 2017	By	/s/ Jeya Kumar
Jeya Kumar
(Independent Director)

Date: June 2, 2017	By	/s/ Amit Mahajan
Amit Mahajan
(Independent Director)

Date: June 2, 2017	By	/s/ Robert Winspear
Robert Winspear
(Independent Director)

