Form 10-Q
period 2017-03-31
VII Peaks Co-Optivist Income BDC II, Inc.
filed 2017-08-03
CIK 1527385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

The number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding as of August 3, 2017 was 6,420,284.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2017

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share data)

	As of
	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS

Investments, at fair value
Non-controlled/non-affiliate investments (cost of $33,296 and $35,575, respectively)	$32,765	$30,977
Affiliate investments (cost of $5,850 and $5,850, respectively)	9,368	9,368
Investments, money market at fair value (cost of $648 and $157, respectively)	648	157
Total investments, at fair value	42,781	40,502
Interest receivable	436	402
Prepaid expenses	142	76
Origination fee receivable	30	-
Due from related party, net	210	239
Total assets	43,599	41,219

LIABILITIES
Priority credit line -Wells Fargo	5,252	6,366
Interest payable	2	3
Deferred loan fee	292	268
Prepaid interest from investments (includes prepaid interest of $246 and $333 from Nima, LLC; $138 and $258 from GeoCommerce, Inc.; $125 and $188 from Ansgar Media, LLC; and $111 and none from Digital Golf Technologies, LLC, respectively)	620	779
Accounts payable and accrued liabilities	138	121
Total liabilities	6,304	7,537

NET ASSETS
Preferred stock, par value, $.001 per share, 50,000,000 authorized, none issued and outstanding	$-	$-
Common stock, par value, $.001 per share, 200,000,000 authorized; 6,675,107 and 6,639,019 shares issued and 6,373,694 and 6,337,606 outstanding as of March 31, 2017 and December 31, 2016, respectively	6	6
Paid-in capital in excess of par value	60,485	60,185
Treasury stock at cost, 301,413 and 301,413 shares, respectively	(2,891)	(2,891)
Accumulated distribution in excess of net investment income and net realized gain (loss) on investments	(23,292)	(22,538)
Net unrealized appreciation (depreciation) on investments	2,987	(1,080)
Total net assets	37,295	33,682
Total liabilities and net assets	$43,599	$41,219

Net asset value per share	$5.85	$5.31

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016

Investment income:
Interest from investments
Non-controlled/non-affiliate investments	$753	$503
Affiliate investments	176	113
Fee income
Non-controlled/non-affiliate investments	36	-
Affiliate investments	14	21
Total investment income	979	637

Operating expenses:
Professional fees	247	178
Directors fees	8	8
Insurance	33	27
Interest expense	48	75
Management fees - related parties	185	142
Administrative services - related parties	66	54
General and administrative (includes $46 and $30 of CFO salary (accounting) and $16 and $12 of related party travel expenses, respectively)	128	117
Transfer agent fees	38	28
Total operating expenses	753	629

Net investment income	226	8

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) from investments	41	(700)
Net unrealized appreciation on investments	4,067	1,271
Net realized and unrealized gain on investments	4,108	571

Net increase in net assets resulting from operations	$4,334	$579

Per share information - basic and diluted:
Net investment income	$0.04	$0.00
Net increase in net assets resulting from operations	$0.68	$0.09
Weighted average common shares outstanding	6,350,239	6,196,289

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016

Operations:
Net investment income	$226	$8
Net realized gain (loss) from investments	41	(700)
Net unrealized appreciation on investments	4,067	1,271
Net increase in net assets from operations	4,334	579
Stockholder distributions:
Distributions from net investment income	(226)	(8)
Distributions from net realized gain on investments	(41)	-
Distributions from paid in capital	(754)	(1,045)
Net decrease in net assets from stockholder distributions	(1,021)	(1,053)
Capital share transactions:
Reinvestment of stockholder distributions	300	369
Net increase in net assets from capital share transactions	300	369

Total increase (decrease) in net assets	3,613	(105)
Net assets at beginning of period	33,682	28,490
Net assets at end of period	$37,295	$28,385

Net asset value per common share	$5.85	$4.56
Common shares outstanding at end of period	6,373,694	6,223,414

Accumulated distribution in excess of net investment income and net realized gain (loss) on investments	$(23,292)	$(7,742)

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016

Operating activities:
Net increase in net assets from operations	$4,334	$579
Adjustments to reconcile net increase in net assets from operations to net cash provided by (used in) operating activities:
Paid-in-kind interest income	(8)	-
Net accretion of discounts and amortization of premiums	(289)	(14)
Repayments of investments	5,817	4,408
Purchase of investments	(3,200)	(13,583)
Repayments of investments - money market	7,072	7,156
Purchase of investments - money market	(7,563)	(1,385)
Net realized (gain) loss from investments	(41)	700
Net unrealized (appreciation) depreciation on investments	(4,067)	(1,271)
Proceeds from loan fees received	74	-
Accretion of deferred loan fees	(50)	(8)
(Increase) decrease in operating assets:
Interest receivable	(34)	(232)
Prepaid expenses	(66)	(4)
Due from related party, net	29	(102)
Origination fee receivable	(30)	-
Increase (decrease) in operating liabilities:
Prepaid interest from investments	(159)	-
Accounts payable and accrued liabilities	17	69
Interest payable	(1)	2
Net cash provided by (used in) operating activities	1,835	(3,685)

Financing activities:
Stockholder distributions	(721)	(682)
Borrowings - priority credit line	2,189	7,567
Repayments - priority credit line	(3,303)	(3,200)
Net cash provided by (used in) financing activities	(1,835)	3,685

Net change in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

Supplemental disclosure of non-cash information:
Distribution reinvestment plan distribution payable	$-	$121
Cash distribution payable	$-	$231
Distribution reinvestment plan distribution paid	$300	$369

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$49	$73

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

SCHEDULE OF INVESTMENTS

(dollars and shares in thousands)

(unaudited)

March 31, 2017

Portfolio Company	Industry	Investment Coupon Rate, Maturity Date	Principal / No. of Shares	Amortized Cost	Fair Value	% of Net Assets
Senior Secured First Lien Debt - 48.9% (b)
Ansgar Media, LLC (e)	Media: Broadcasting & Subscription	12.00%, 1/11/2018	$2,000	$2,000	$2,000	5.4%
Ansgar Media, LLC (e)	Media: Broadcasting & Subscription	12.00%, 9/18/2017	2,000	2,000	2,000	5.4%
Ansgar Media, LLC (e)	Media: Broadcasting & Subscription	12.00%, 10/24/2018	310	310	310	0.8%
Ansgar Media, LLC (e)	Media: Broadcasting & Subscription	12.00%, 10/27/2018	1,540	1,540	1,540	4.1%
APX Group, Inc.	Services: Consumer	6.38%, 12/1/2019	481	481	495	1.3%
Claire's Stores, Inc. Term Loan	Retail	9.00%, 9/20/2021	126	263	125	0.2%
CLSIP LLC Term Loan	Retail	9.00%, 9/20/2021	407	856	407	1.1%
Digital Golf Technologies, LLC	Services: Consumer	13.00%, 1/11/2020	1,000	913	1,000	2.7%
GeoCommerce, Inc.	Technology	12.00%, 5/15/2018	1,000	780	1,000	2.7%
GeoCommerce, Inc.	Technology	12.00%, 4/27/2018	1,500	988	1,500	4.0%
GeoCommerce, Inc.	Technology	12.00%, 10/14/2018	750	422	750	2.0%
GeoCommerce, Inc.	Technology	12.00%, 12/21/2018	750	398	750	2.0%
Nima, LLC	Consumer Electronics	12.00%, 5/20/2018	2,000	1,307	2,000	5.4%
Nima, LLC	Consumer Electronics	12.00%, 8/11/2018	1,000	1,000	1,000	2.7%
Nima, LLC	Consumer Electronics	12.00%, 11/2/2018	750	750	750	2.0%
Nima, LLC	Consumer Electronics	12.00%, 12/21/2018	750	750	750	2.0%
Nima, LLC	Consumer Electronics	12.00%, 2/16/2019	450	450	450	1.2%
Goodman Networks, Inc. (c)	Telecommunications	12.13%, 7/1/2018	800	850	316	0.9%
Kratos Defense & Security Solutions, Inc.	Aerospace and Defense	7.00%, 5/15/2019	1,112	1,024	1,112	3.0%
Sub Total Senior Secured First Lien Debt			$18,726	$17,082	$18,255	48.9%

Senior Secured Second Lien Debt - 1.5% (b)
Nuverra Environmental Solutions, Inc.	Environmental Industries	12.50%, 4/15/2021	$1,325	$1,361	$299	0.8%
Logan's Roadhouse, Inc. (c) (f)	Beverage, Food & Tobacco	10.75%, 10/15/2017	674	632	87	0.2%
Logan's Roadhouse, Inc. PIK Exit Facility Term Loan (f)	Beverage, Food & Tobacco	9.50% PIK, 11/23/2020	166	151	165	0.5%
Saratoga Resources, Inc. (c)	Energy: Oil & Gas	12.50%, 7/1/2016	885	912	2	0.0%
Sub Total Senior Secured Second Lien Debt			$3,050	$3,056	$553	1.5%

Senior Unsecured Debt - 7.5% (b)
Claire’s (Gibraltar) Holdings Limited Term Loan	Retail	9.00%, 9/20/2021	$188	$395	$188	0.5%
Colt Defense, LLC	Aerospace and Defense	8.00%, 12/15/2020	143	1,034	142	0.4%
DynCorp International Inc.	Aerospace and Defense	11.88%, 11/30/2020	1,027	1,039	981	2.6%
Gymboree Corp.	Retail	9.13%, 12/1/2018	810	788	45	0.1%
iHeart Communications, Inc.	Media: Broadcasting & Subscription	11.25%, 3/1/2021	1,400	1,330	1,099	2.9%
UCI International, Inc. (c) (g)	Automobile	8.63%, 2/15/2019	1,400	1,354	357	1.0%
Sub Total Senior Unsecured Debt			$4,968	$5,940	$2,812	7.5%

Senior Subordinated Debt - 2.8% (b)
DJO Finance, LLC	Healthcare & Pharmaceuticals	10.75%, 4/15/2020	$1,265	$1,316	$1,028	2.8%
Sub Total Senior Subordinated Debt			$1,265	$1,316	$1,028	2.8%

Equity Securities - 37.2% (b)
Affinion Group, Inc. (c)	Media: Advertising, Printing & Publishing		13	$689	$114	0.3%
Aspire Holdings (c)	Energy: Oil & Gas		26	551	40	0.1%
Aspect Software, Inc. (c)	Telecommunications		8	244	331	0.9%
Education Management, LLC (c)	Services: Consumer		2,530	5	-	0.0%
NII Holdings, Inc. (a) (c)	Telecommunications		16	768	22	0.1%
Total Common Stock				2,257	507	1.4%

Ansgar Media, LLC - Class B Units (c) (d) (e)	Media: Broadcasting & Subscription		-	-	3,518	9.4%
Total Preferred Stock				-	3,518	9.4%

GeoCommerce, Inc. (c)	Technology		875	1,883	7,718	20.7%
Digital Golf Technologies, LLC (c)	Services: Consumer		22	91	100	0.3%
Nuverra Environmental Solutions, Inc. (c)	Environmental Industries		71	-	16	0.0%
Nima, LLC (c)	Consumer Electronics		2,000	1,000	2,000	5.4%
Education Management, LLC (c)	Services: Consumer		1,554	876	-	0.0%
Total Warrants				3,850	9,834	26.4%

Sub Total Equity Securities				$6,107	$13,859	37.2%

U.S. Government Securities - 15.1% (b)
U.S. Treasury Bill		0.75%, 04/15/2018	$1,400	$1,399	$1,395	3.7%
U.S. Treasury Bill		0.63%, 08/31/2017	800	799	799	2.2%
U.S. Treasury Bill		0.63%, 11/30/2017	450	449	449	1.2%
U.S. Treasury Bill		0.75%, 12/31/2017	700	699	699	1.9%
U.S. Treasury Bill		0.75%, 08/15/2019	1,710	1,700	1,686	4.5%
U.S. Treasury Bill		0.75%, 03/31/2018	600	599	598	1.6%
Sub Total U.S. Government Securities			$5,660	$5,645	$5,626	15.1%

Investments - Money Market - 1.7% (b)
Investments - U.S. Bank Money Market		0.15%	$266	$266	$266	0.7%
Investments - Wells Fargo Money Market		0.01%	382	382	382	1.0%
Sub Total Investments - Money Market			$648	$648	$648	1.7%

TOTAL INVESTMENTS - 114.7% (b)				$39,794	$42,781	114.7%

(a)	Represents a non-qualifying investment as defined under Section 55 (a) of the Investment Company Act of 1940, as amended. Non-qualifying investments represent 0.1% of the Fund's (VII Peaks Co-OptivistTM Income BDC, II, Inc.) portfolio at fair value. As a BDC, the Fund can only invest 30% of its portfolio in non-qualifying assets.
(b)	Percentages are based on net assets of $37,295 as of March 31, 2017.
(c)	Non-income producing as of March 31, 2017.
(d)	2,500 Class B Units, which are not entitled to an allocation of profits or losses until the earlier to occur of 9/30/2020 or a change of control of Ansgar Media, LLC.
(e)	As defined in the 1940 Act, Affiliated Investments are defined as those Non-Control Investments in companies in which we own between 5.0% and 25.0% of the voting securities.
(f)	The company filed for bankruptcy in Delaware on August 8, 2016 and is in the final stages of restructuring. The Fund participated in DIP financing as part of the company’s restructuring process during bankruptcy and has received a PIK Second Lien Exit Facility T/L in exchange. On April 28, 2017, the remaining unexchanged bonds were converted to equity.
(g)	On December 31, 2016, the bankruptcy court entered an order confirming the plan of reorganization of UCI International, LLC according to which the holders of senior unsecured notes will receive new common stock at the rate of $21.94 per $1,000 par value of notes. The Fund received notification of delivery of the shares on April 10, 2016.

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

SCHEDULE OF INVESTMENTS

(dollars and shares in thousands)

December 31, 2016

Portfolio Company	Industry	Investment Coupon Rate, Maturity Date	Principal / No. of Shares	Amortized Cost	Fair Value	% of Net Assets
Senior Secured First Lien Debt -50.6% (b)
Ansgar Media, LLC (e)	Media: Broadcasting & Subscription	12.00%, 1/11/2018	$2,000	$2,000	$2,000	5.9%
Ansgar Media, LLC (e)	Media: Broadcasting & Subscription	12.00%, 9/18/2017	2,000	2,000	2,000	5.9%
Ansgar Media, LLC (e)	Media: Broadcasting & Subscription	12.00%, 10/24/2018	310	310	310	0.9%
Ansgar Media, LLC (e)	Media: Broadcasting & Subscription	12.00%, 10/27/2018	1,540	1,540	1,540	4.6%
APX Group, Inc.	Services: Consumer	6.38%, 12/1/2019	825	825	849	2.6%
Claire's Stores, Inc. Term Loan (h)	Retail	9.00%, 9/20/2021	125	263	125	0.4%
CLSIP LLC Term Loan (h)	Retail	9.00%, 9/20/2021	407	856	407	1.2%
GeoCommerce, Inc.	Technology	12.00%, 5/15/2018	1,000	745	1,000	3.0%
GeoCommerce, Inc.	Technology	12.00%, 4/27/2018	1,500	898	1,500	4.5%
GeoCommerce, Inc.	Technology	12.00%, 10/14/2018	750	390	750	2.2%
GeoCommerce, Inc.	Technology	12.00%, 12/21/2018	750	368	750	2.2%
Nima, LLC	Consumer Electronics	12.00%, 5/20/2018	2,000	1,201	2,000	5.9%
Nima, LLC	Consumer Electronics	12.00%, 8/11/2018	1,000	1,000	1,000	3.0%
Nima, LLC	Consumer Electronics	12.00%, 11/2/2018	750	750	750	2.2%
Nima, LLC	Consumer Electronics	12.00%, 12/21/2018	750	750	750	2.2%
Goodman Networks, Inc.	Telecommunications	12.13%, 7/1/2018	800	823	240	0.7%
Kratos Defense & Security Solutions, Inc.	Aerospace and Defense	7.00%, 5/15/2019	1,112	1,015	1,079	3.2%
Sub Total Senior Secured First Lien Debt			$17,619	$15,734	$17,050	50.6%

Senior Secured Second Lien Debt - 1.5% (b)
Nuverra Environmental Solutions, Inc.	Environmental Industries	12.50%, 4/15/2022	$1,408	$1,362	$269	0.8%
Logan's Roadhouse, Inc. (c) (f)	Beverage, Food & Tobacco	10.75%, 10/15/2017	674	633	87	0.2%
Logan's Roadhouse, Inc. PIK Exit Facility Term Loan (f)	Beverage, Food & Tobacco	9.50% PIK, 11/23/2020	162	146	162	0.5%
Saratoga Resources, Inc. (c)	Energy: Oil & Gas	12.50%, 7/1/2016	885	912	2	0.0%
Sub Total Senior Secured Second Lien Debt			$3,129	$3,053	$520	1.5%

Senior Unsecured Debt - 14.5% (b)
APX Group, Inc.	Services: Consumer	8.75%, 12/1/2020	$575	$559	$579	1.7%
Claire’s (Gibraltar) Holdings Limited Term Loan (h)	Retail	9.00%, 9/20/2021	188	395	188	0.6%
Clear Channel Communications	Media: Broadcasting & Subscription	10.00%, 1/15/2018	1,400	1,375	1,050	3.1%
Colt Defense, LLC	Aerospace and Defense	8.00%, 7/12/2021	137	1,033	137	0.4%
DynCorp International Inc.	Aerospace and Defense	11.88%, 11/30/2020	1,020	1,032	908	2.7%
Gymboree Corp.	Retail	9.13%, 12/1/2018	810	785	364	1.1%
Seitel, Inc.	Energy: Oil & Gas	9.50%, 4/15/2019	1,575	1,575	1,418	4.2%
UCI International, Inc. (c) (i)	Automobile	8.63%, 2/15/2019	1,400	1,354	238	0.7%
Sub Total Senior Unsecured Debt			$7,105	$8,108	$4,882	14.5%

Senior Subordinated Debt - 3.1% (b)
DJO Finance, LLC	Healthcare & Pharmaceuticals	10.75%, 4/15/2020	1,265	1,320	1,050	3.1%
Sub Total Senior Subordinated Debt			$1,265	$1,320	$1,050	3.1%

Equity Securities - 28.7% (b)
Affinion Group, Inc. (c)	Media: Advertising, Printing & Publishing		13	$689	$50	0.2%
Aspire Holdings (c)	Energy: Oil & Gas		26	551	40	0.1%
Aspect Software, Inc. (c) (g)	Telecommunications		8	244	331	1.0%
Education Management, LLC (c)	Services: Consumer		2,530	4	-	0.0%
NII Holdings, Inc. (a) (c)	Telecommunications		17	768	36	0.1%
Total Common Stock				2,256	457	1.4%

Ansgar Media, LLC - Class B Units (c) (d) (e)	Media: Broadcasting & Subscription		-	-	3,519	10.4%
Total Preferred Stock				-	3,519	10.4%

GeoCommerce, Inc. (c)	Technology		875	1,883	3,684	11.0%
Nuverra Environmental Solutions, Inc. (c)	Environmental Industries		61	-	10	0.0%
Nima, LLC (c)	Consumer Electronics		2,000	1,000	2,000	5.9%
Education Management, LLC (c)	Services: Consumer		1,554	876	-	0.0%
Total Warrants				3,759	5,694	16.9%

Sub Total Equity Securities				$6,015	$9,670	28.7%

U.S. Government Securities - 21.3% (b)
U.S. Treasury Bill		0.63%, 8/31/2017	$800	$799	$799	2.4%
U.S. Treasury Bill		0.75%, 10/31/2017	1,600	1,599	1,598	4.8%
U.S. Treasury Bill		0.75%, 8/15/2019	1,710	1,700	1,684	5.0%
U.S. Treasury Bill		0.63%, 11/30/2017	1,700	1,699	1,696	5.0%
U.S. Treasury Bill		0.75%, 4/15/2018	1,400	1,398	1,396	4.1%
Sub Total U.S. Government Securities			$7,210	$7,195	$7,173	21.3%

Investments - Money Market - 0.5% (b)
Investments - U.S. Bank Money Market		0.10%	$34	$34	$34	0.1%
Investments - Wells Fargo Money Market		0.01%	123	123	123	0.4%
Sub Total Investments - Money Market			$157	$157	$157	0.5%

TOTAL INVESTMENTS - 120.2% (b)				$41,582	$40,502	120.2%

(a)	Represents a non-qualifying investment as defined under Section 55 (a) of the Investment Company Act of 1940, as amended. Non-qualifying investments represent 0.1% of the Fund's (VII Peaks Co-OptivistTM Income BDC, II, Inc.) portfolio at fair value. As a BDC, the Fund can only invest 30% of its portfolio in non-qualifying assets.
(b)	Percentages are based on net assets of $33,682 as of December 31, 2016.
(c)	Non-income producing as of December 31, 2016.
(d)	2,500 Class B Units, which are not entitled to an allocation of profits or losses until the earlier to occur of 9/30/2020 or a change of control of Ansgar Media, LLC.
(e)	As defined in the 1940 Act, Affiliated Investments are defined as those Non-Control Investments in companies in which we own between 5.0% and 25.0% of the voting securities.
(f)	The company filed for bankruptcy in Delaware on August 8, 2016 and is in the final stages of restructuring. The Fund participated in DIP financing as part of company’s restructuring process during bankruptcy and has received PIK Second Lien Exit Facility T/L in exchange. Equity exchange is still in process.
(g)	On November 25, 2016, 3.00% PIK senior unsecured convertible notes were exchanged out for mandatory conversion to shares of common stock of Aspect Software Parent, Inc. at a rate of 1/30 i.e. one common share per $30.00 in principal amount of notes outstanding.
(h)	On September 20, 2016, Claire's Stores 10.50% senior subordinated notes and 8.875% senior secured second lien notes were exchanged out for mandatory conversion to Claire's Stores, Inc. First Lien Term Loan, CLSIP LLC Term Loan and Claire's (Gibraltar) Holdings Limited Term Loan.
(i)	On December 31, 2017, the bankruptcy court entered an order confirming the plan of reorganization of UCI International, LLC according to which the holders of senior unsecured notes will receive new common stock at the rate of $21.94 per $1,000 par value of notes. The Fund received notification of delivery of shares on April 10, 2017.

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2017

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

We invest in discounted corporate debt, senior secured term loan and equity-linked debt securities of public and private companies that trade on the secondary loan market for institutional investors and provide distributions to investors. The debt is generally high-yield and non-investment grade. At the same time, we actively work with the target company’s management to restructure the underlying securities and improve the liquidity position of the target company’s balance sheet. We employ a proprietary “Co-Optivist” TM approach (“cooperative activism”) in executing our investment strategy, which entails proactively engaging the target company management on average 24 months prior to a redemption event (typically a put or maturity event) to create an opportunity for growth in the investments. Co-Optivist TM is a registered trademark of VII Peaks Capital, LLC, or (“VII Peaks” or the “Manager”), and is being used with their permission. Our strategy is not dependent on restructuring to generate distributions. Capital appreciation on securities is generally not realized evenly over the holding period. In some instances market prices for securities may continue to reflect a discount until a relatively short time period prior to a redemption event. The potential capital gain typically occurs during the end of the holding period of a bond in our portfolio when securities are either called by the company or exchanged for new securities during refinance. In addition, we also provide direct loans with equity warrant coverage to portfolio companies to help facilitate corporate expansion.

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

On August 9, 2011, we filed a registration statement on Form N-2 to sell up to 75,000,000 shares of common stock, $0.001 par value per share, at an initial public offering price of $10.00 per share. The registration statement was declared effective by the SEC on March 1, 2012. We commenced operations when we raised gross offering proceeds of over $1.0 million, all of which was from persons who were not affiliated with us or our Manager by one year from the date the registration statement was declared effective by the SEC. Prior to the successful satisfaction of that condition, all subscription payments were placed in an account held by the escrow agent, UMB Bank, N.A., in trust for the benefit of our subscribers, pending release to us. We achieved the minimum offering requirement on July 10, 2012 and commenced operations on such date. As of March 31, 2017, we issued 6.7 million shares of common stock, including 0.6 million shares under our distribution reinvestment plan (“DRIP”), less 0.3 million shares redeemed under our tender offer. Gross proceeds from our common stock issuances total $65.8 million, including $5.0 million under our DRIP less $2.9 million paid to redeem shares in our prior quarterly tender offers.

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Fund included herein were prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, necessary for a fair presentation of the results for the interim period. This Form 10-Q should be read in conjunction with the Fund’s Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on June 2, 2017. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2017.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue with Contracts from Customers (Topic 606). ASU No. 2014-09 provides clarification on the principles to recognize revenue and to develop a common standard between GAAP and IFRS. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09, Revenue with Contracts from Customers , to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Management continues to review the requirements and believes the adoption of the ASU will not have a material impact on its financial statements.

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

Our total investment income was $1.0 million for the three months ended March 31, 2017, as compared to $0.6 million for the three months ended March 31, 2016. The increase in total investment income for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016 was primarily due to the increase in interest income and fee income from direct lending investments in senior secured notes. At March 31, 2017, the weighted average coupon yield was 9.3%, as compared to 7.1% at March 31, 2016. This coupon yield is for the non-defaulted and non-equity positions. Based on current and prior three quarters’ net assets, average net assets as of March 31, 2017 were $34.1 million, as compared to $35.4 million as of March 31, 2016.

For the three months ended March 31, 2017, fourteen of the investments in the portfolio did not accrue interest as either the investment is an equity security or the issuers were in default of the coupon payment for more than the thirty-day grace period. Interest income was accrued through the date of the last coupon payment received for the debt investments. The following table presents those fourteen investments:

Portfolio Company	Asset Type	Investment Coupon Rate	Maturity Date
Affinion Group, Inc. (2)	Equity – Common Stock	-	-
Ansgar Media, LLC - Class B Units	Equity – Preferred Stock	-	-
Aspect Software, Inc. (3)	Equity – Common Stock	-	-
Aspire Holdings (1)	Equity – Common Stock	-	-
Education Management, LLC	Equity – Common Stock	-	-
Education Management, LLC (4)	Warrant	-	-
Digital Golf Technologies, LLC	Warrant	-	-
GeoCommerce, Inc.	Warrant	-	-
Logan's Roadhouse, Inc. (7)	Senior Secured Second Lien Debt	10.75%	October 15, 2017
NII Holdings, Inc. (5)	Equity – Common Stock	-	-
Nima, LLC	Warrant	-	-
Nuverra Environmental Solutions, Inc. (6)	Warrant	-	-
Saratoga Resources, Inc.	Senior Secured Second Lien Debt	12.50%	July 1, 2016
UCI International, Inc.	Senior Unsecured Debt	8.63%	February 15, 2019

(1)	Converted from exchange of 12.00% Endeavour International Corp first lien bonds.
(2)	Received in exchange of 13.50% senior subordinated bonds.
(3)	Converted from exchange of 3.00% PIK senior unsecured convertible notes.
(4)	Received in exchange of 15.00% Cash/PIK bonds.
(5)	Received in exchange of 10.00% senior unsecured debt.
(6)	Received early exchange fees in form of warrants for participating in the exchange offer.

(7)	The company filed for bankruptcy in Delaware on August 8, 2016 and is in the final stages of restructuring. The Fund participated in DIP financing as part of the company’s restructuring process during bankruptcy and has received a PIK Second Lien Exit Facility T/L in exchange. On April 28, 2017, the remaining unexchanged bonds were converted to equity.

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

The investment portfolio is recorded on a trade date basis. The Fund determines the net asset value of its investment portfolio each quarter. Securities that are publicly-traded are valued at the reported closing price on the valuation date. Nineteen investments were valued using the closing market price at period end March 31, 2017.

Due to the inherent uncertainty of determining the fair value of Level 3 investments, the fair value of the investments may differ significantly from the values that would have been used had a ready market or observable inputs existed for such investments and may differ materially from the values that may ultimately be received or settled. If the Company were required to liquidate a portfolio in a forced or liquidation sale, the Company might realize significantly less than the value at which such investment had previously been recorded.

The following table presents investments that are not publically-traded or have no closing market price, as of March 31, 2017.

Portfolio Company	Asset Type	Investment Coupon Rate	Maturity Date
Ansgar Media, LLC - Class B Units	Equity – Preferred Stock	-	-
Ansgar Media, LLC	Senior Secured First Lien Debt	12.00%	January 11, 2018
Ansgar Media, LLC	Senior Secured First Lien Debt	12.00%	September 18, 2017
Ansgar Media, LLC	Senior Secured First Lien Debt	12.00%	October 24, 2018
Ansgar Media, LLC	Senior Secured First Lien Debt	12.00%	October 27, 2018
Aspire Holdings (1)	Equity – Common Stock	-	-
Aspect Software, Inc. (2)	Equity – Common Stock	-	-
Claire's Stores, Inc. Term Loan (3)	Senior Secured First Lien Debt	9.00%	September 20, 2021
CLSIP LLC Term Loan (3)	Senior Secured First Lien Debt	9.00%	September 20, 2021
Claire’s (Gibraltar) Holdings Limited Term Loan (3)	Senior Unsecured Debt	9.00%	September 20, 2021
Colt Defense, LLC (4)	Senior Unsecured Debt	8.00%	December 15, 2020
Digital Golf Technologies, LLC	Senior Secured First Lien Debt	13.00%	January 11, 2020
Digital Golf Technologies, LLC	Warrant	-	-
Education Management LLC	Equity – Common Stock	-	-
Education Management LLC	Warrant	-	-
GeoCommerce, Inc.	Senior Secured First Lien Debt	12.00%	April 27, 2018
GeoCommerce, Inc.	Senior Secured First Lien Debt	12.00%	May 15, 2018
GeoCommerce, Inc.	Senior Secured First Lien Debt	12.00%	October 14, 2018
GeoCommerce, Inc.	Senior Secured First Lien Debt	12.00%	December 21, 2018
GeoCommerce, Inc.	Warrant	-	-
Logan's Roadhouse, Inc. (5)	Senior Secured Second Lien Debt	10.75%	October 15, 2017
Logan's Roadhouse, Inc. PIK Exit Facility Term Loan (5)	Senior Secured Second Lien Debt	9.50%	November 23, 2020
Nima, LLC	Senior Secured First Lien Debt	12.00%	May 20, 2018
Nima, LLC	Senior Secured First Lien Debt	12.00%	August 11, 2018
Nima, LLC	Senior Secured First Lien Debt	12.00%	November 2, 2018
Nima, LLC	Senior Secured First Lien Debt	12.00%	December 21, 2018
Nima, LLC	Senior Secured First Lien Debt	12.00%	February 16, 2019
Nima, LLC	Warrant	-	-
Nuverra Environmental Solutions, Inc.	Senior Secured Second Lien Debt	12.50%	April 15, 2021
Nuverra Environmental Solutions, Inc.	Warrant	-	-

(1)	Converted from exchange of 12.00% Endeavour International Corp, senior secured first lien debt.
(2)	The original 10.63% senior secured second lien notes due on May 15, 2017 defaulted. As part of Aspect’s bankruptcy and planned reorganization process, the Fund participated in a rights offering to purchase a new 3.00% PIK senior unsecured convertible note maturing on May 23, 2023 in an effort to facilitate recovery of its previous investment in the senior secured lien notes in Aspect. On November 25, 3.00% PIK senior unsecured convertible notes were exchanged out for mandatory conversion to shares of common stock of Aspect Software Parent, Inc. at a rate of 1/30 i.e. one common share per $30.00 in principal amount of notes outstanding.
(3)	On September 20, 2016, all of 10.50% senior subordinated notes and 8.88% senior secured second lien notes were exchanged for 9.00% of Claire’s Stores, Inc. Term Loan, CLSIP Term Loans and of Claire’s Gibralter Term Loans.
(4)	On January 19, 2016, there was a mandatory exchange offer to exchange all of the 8.75% senior unsecured notes to 8.00% PIK third lien notes.
(5)	The company filed for bankruptcy in Delaware on August 8, 2016 and is in the final stages of restructuring. The Fund participated in DIP financing as part of the company’s restructuring process during bankruptcy and has received a PIK second lien exit facility T/L in exchange. On April 28, 2017, the remaining unexchanged bonds were converted to equity.

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

The following table presents fair value measurements of investments, by major class, as of March 31, 2017 per the fair value hierarchy (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Investments – Money Market	$648	$—	$—	$648
U.S. Government Securities	—	5,626	—	5,626
Senior Secured First Lien Debt	—	1,923	16,332	18,255
Senior Secured Second Lien Debt	—	2	551	553
Senior Unsecured Debt	—	2,482	330	2,812
Senior Subordinated Debt	—	1,028	—	1,028
Equity Securities	—	136	13,723	13,859
Total	$648	$11,197	$30,936	$42,781

The following table presents fair value measurements of investments, by major class, as of December 31, 2016 according to the fair value hierarchy (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Investments – Money Market	$157	$—	$—	$157
U.S. Government Securities	—	7,173	—	7,173
Senior Secured First Lien Debt	—	2,168	14,882	17,050
Senior Secured Second Lien Debt	—	2	518	520
Senior Unsecured Debt	—	4,557	325	4,882
Senior Subordinated Debt	—	1,050	—	1,050
Equity Securities	—	86	9,584	9,670
Total	$157	$15,036	$25,309	$40,502

There were no transfers between levels for the three months ended March 31, 2017. There were five transfers from Level 2 to Level 3 for the year ended December 31, 2016. Transfers were Claire’s Stores, Inc. Term Loan 9.00% senior secured first lien debt, due September 20, 2021; CLSIP, LLC Term Loan 9.00% senior secured first lien debt, due September 20, 2021; Claire’s (Gibraltar) Holdings Limited Term Loan 9.00% senior unsecured debt, due September 20, 2021; Nuverra Environmental Solutions, Inc. senior secured second lien debt 12.50%, due April 15, 2022; and Logan’s Roadhouse, Inc. 10.75% senior secured second lien debt, due October 15, 2017, which will be converted to senior secured term loans once the company’s restructuring completes. There was one transfer from Level 3 to Level 2 for the year ended December 31, 2016. The transfer was Affinion Group, Inc. common stock equity.

During the year ended December 31, 2016, the following were the transfers in or out of levels (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Debt	$—	$(533)	$533	$—
Senior Secured Second Lien Debt	—	(356)	356	—
Senior Unsecured Debt	—	(188)	188	—
Equity Securities	—	51	(51)	—
Total	$—	$(1,026)	$1,026	$—

The following table presents additional information about Level 3 assets measured at fair value. Both observable and unobservable inputs may be used to determine the fair value of positions that the Fund has classified within the Level 3 category. As a result, the net unrealized appreciation (depreciation) for assets within the Level 3 category may include changes in fair value that were attributable to both observable and unobservable inputs.

Changes in Level 3 assets measured at fair value for the three months March 31, 2017 are as follows (dollars in thousands):

	Fair Value at December 31, 2016	Transfers in / (out)	Reclassification	Purchases (Sales and Settlement)(1)	Amortization and Accretion of Fixed Income Premiums and Discounts	Realized and Unrealized Gains (Losses)	Fair Value at March 31, 2017	Change in Unrealized appreciation (depreciation) for Investments held as of March 31, 2017
Senior Secured First Lien Debt	$14,882	$-	$-	$1,359	$297	$(206)	$16,332	$(206)
Senior Secured Second Lien Debt	518	-	-	4	(1)	30	551	31
Senior Unsecured Debt	325	-	-	-	2	3	330	4
Equity Securities	9,584	-	-	91	-	4,048	13,723	4,048
Total	$25,309	$-	$-	$1,454	$298	$3,875	$30,936	$3,877

(1)  Includes purchases of new investments, effects of refinancing and restructurings, PIK interest, net proceeds from investments sold and principal payments received.

Realized and unrealized gains and losses are included in net realized gain (loss) from investments and net unrealized appreciation (depreciation) on investments in the statements of operations. The change in unrealized appreciation for Level 3 investments still held as of March 31, 2017 of $3.9 million is included in net unrealized appreciation on investments in the statements of operations for the three months March 31, 2017.

Changes in Level 3 assets measured at fair value for the year ended December 31, 2016 are as follows (dollars in thousands):

	Fair Value at December 31, 2015	Transfers in / (out)	Reclassification	Purchases (Sales and Settlement)(1)	Amortization and Accretion of Fixed Income Premiums and Discounts	Realized and Unrealized Gains (Losses)	Fair Value at December 31, 2016	Change in Unrealized appreciation (depreciation) for Investments held as of December 31, 2016
Senior Secured First Lien Debt	$2,525	$533	$(525)	$12,349	$-	$-	$14,882	$(586)
Senior Secured Second Lien Debt	8	356	-	139	-	15	518	(513)
Senior Unsecured Debt	132	188	-	-	4	1	325	(205)
Equity Securities	3,126	(51)	525	244	-	5,740	9,584	5,740
Total	$5,791	$1,026	$-	$12,732	$4	$5,756	$25,309	$4,436

(1)  Includes purchases of new investments, effects of refinancing and restructurings, PIK interest, net proceeds from investments sold and principal payments received.

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

The following table provides quantitative information regarding Level 3 fair value measurements as of March 31, 2017 (dollars in thousands):

					Range
	Fair Value	Valuation Technique	Unobservable Input	Mean	Minimum	Maximum
Senior Secured First Lien Debt	$16,332	Discounted Cash Flow analysis / EBITDA multiples / Enterprise Value	Transaction Value Market premium for loan interest rate	$16,332	$16,332	$16,332
Senior Secured Second Lien Debt	551	Liquidation	Transaction Value	551	551	551
Senior Unsecured Debt	330	Liquidation	Transaction Value	330	330	330
Equity Securities	13,723	Income Approach/Market Approach	Transaction Value / Discounted Cash Flows	16,964	13,160	20,768
Total	$30,936

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

The composition of the Fund’s investments as of March 31, 2017, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Investments – Money Market	$648	$648	1.5%
U.S. Government Securities	5,645	5,626	13.1
Senior Secured First Lien Debt	17,082	18,255	42.7
Senior Secured Second Lien Debt	3,056	553	1.3
Senior Unsecured Debt	5,940	2,812	6.6
Senior Subordinated Debt	1,316	1,028	2.4
Equity Securities	6,107	13,859	32.4
Total	$39,794	$42,781	100.0%

The composition of the Fund’s investments as of December 31, 2016, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Investments – Money Market	$157	$157	0.4%
U.S. Government Securities	7,195	7,173	17.7
Senior Secured First Lien Debt	15,734	17,050	42.1
Senior Secured Second Lien Debt	3,053	520	1.3
Senior Unsecured Debt	8,108	4,882	12.0
Senior Subordinated Debt	1,320	1,050	2.6
Equity Securities	6,015	9,670	23.9
Total	$41,582	$40,502	100.0%

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

Due from related party consists of $51,000 of true up for management fees from writing down certain portfolio investments at the end of a quarter in prior quarters, $51,000 in Blue Sky state filing fees by the Fund instead of our Manager, $17,000 in allocation of the Directors and Officers insurance policy costs to our Manager, and $90,000 in expenses related to legal and other operational costs allocated to our Manager instead of the Fund.

At March 31, 2017, $25,000 of the $141,441 of prepaid expenses was prepaid management fees for the second quarter of 2017.

Due diligence fees received by the Fund from the borrowers related to the Fund’s direct lending transactions are remitted to our Manager, VII Peaks Capital, LLC, as the collateral and administrative agent for the loans. Due diligence fees received are not revenues or expenses of the Fund and therefore are not reflected in the financial statements. Fees for the three months ended March 31, 2017 and 2016 totaled $80,000 and $475,000, respectively.

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

Under the investment advisory agreement, the Manager is entitled to a base management and incentive fee as outlined in the investment advisory agreement with the Fund. The base management fee is 2% of net assets below $100.0 million; 1.75% of net assets between $100.0 million and $250.0 million; and 1.5% of net assets over $250.0 million. For the three months ended March 31, 2017 and 2016, the Fund incurred $0.2 million and $0.1 million of base management fees, respectively.

The incentive fee has two parts. The first part, the subordinated incentive fee on income, is calculated and payable quarterly in arrears based upon the Fund’s “pre-incentive fee net investment income” for the immediately preceding quarter. The subordinated incentive fee on income is 20% of pre-incentive net investment income subject to a quarterly return to investors, expressed as a rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, of 2.0% (8.0% annualized). The second part of the incentive fee, the incentive fee on capital gains, is an incentive fee on capital gains earned on liquidated investments from the portfolio and is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement). This fee equals 20% of the Fund’s incentive fee capital gains, which will equal the Fund’s realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains and incentive fees. For the three months ended March 31, 2017 and 2016, the Fund did not incur any incentive fees related to net investment income or capital gains.

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

On July 10, 2012, the Fund had raised sufficient proceeds to break escrow on its IPO and through March 31, 2017, the Fund has sold 6.7 million shares of common stock for gross proceeds of $65.8 million including the purchases made by the Manager.

During the three months ended March 31, 2017, the Fund did not sell any shares of common stock as its prospectus was not effective. Also, for the three months ended March 31, 2017, there were no treasury shares repurchased.

Note 6. Borrowings

Wells Fargo Credit Facility

On August 4, 2015, the Fund entered an agreement with Wells Fargo Advisors, LLC for a revolving line of credit. The amount the Fund can borrow is based upon the value of cash deposited in an account at Wells Fargo Advisors, LLC and the treasury notes that Wells Fargo purchases, which serve as collateral for the loan. On August 27, 2015, the Fund initially drew down $2.0 million. As of March 31, 2017 and December 31, 2016, the outstanding balance under this credit line was $5.3 million and $6.4 million, respectively. The interest rate on the outstanding balance is a negotiated rate based on the Fund’s assets under management with Wells Fargo Advisors, LLC and is 3.5% and 3.25% at March 31, 2017 and December 31, 2016, respectively. The term of the line of credit is indefinite and may be terminated by the Fund or Wells Fargo Advisors, LLC at any time.

At the end of March, the Fund began selling the treasury notes that Wells Fargo held as collateral for the line of credit. The line was paid off in April and the remaining securities held at Wells Fargo were transferred to US Bank, the Fund’s administrator. In May, the accounts at Wells Fargo were closed.

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

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three months ended March 31, 2017 and 2016 (dollars in thousands, except share and per share amounts):

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2017	2016
Basic and diluted:
Net increase in net assets resulting from operations	$4,334	$579
Weighted average common shares outstanding	6,350,239	6,196,289
Net increase in net assets resulting from operations per share	$0.68	$0.09

The Fund had no potentially dilutive securities as of March 31, 2017 and March 31, 2016, resulting in the same number of shares for basic and diluted.

Note 8. Tender Offer Program

We do not currently intend to list our shares on any securities exchange and do not expect a public market for them to develop in the foreseeable future. Therefore, shareholders should not expect to be able to sell their shares promptly or at a desired price. Beginning with the fourth calendar quarter of 2013, and on a quarterly basis through June 30, 2015, the Board of Directors approved a tender offer to repurchase shares of our common stock at a price equal to 90% of our offering price on the date of repurchase. In the third quarter of 2015, the Board of Directors decided to suspend the repurchase program, as the Fund was not raising any new capital. When a tender offer is approved by the Board of Directors, we intend to limit the number of shares to be repurchased during any calendar year to 20% of the weighted average number of shares outstanding in the prior calendar year, or 5.0% in each quarter, though the actual number of shares that we offer to repurchase may be less considering the limitations noted above. We will offer to repurchase such shares on each date of repurchase at a price equal to 90% of our offering price. For the three months ended March 31, 2017, no tender offer was approved by the Board of Directors.

The following table reflects certain information regarding the tender offers that we have conducted to date:

For the period ended	Repurchase Date	Shares Repurchased	Percent of Shares Tendered that were Repurchased	Repurchase Price Per Share	Aggregate Consideration For Repurchased Shares (‘000s)*
December 13, 2013	December 12, 2013	548	100%	$9.135	$5
March 31, 2014	March 14, 2014	550	100%	$9.135	5
June 30, 2014	June 27, 2014	34,025	100%	$9.135	319
September 30, 2014	September 30, 2014	38,482	100%	$9.000	346
December 31, 2014	December 30, 2014	6,061	100%	$8.775	55
March 31, 2015	March 30, 2015	5,811	100%	$8.775	51
June 30, 2015	June 29, 2015	215,935	69%	$8.775	1,895
September 30, 2015	September 30, 2015**	—	—	—	—
December 31, 2015	December 31, 2015**	—	—	—	—
March 31, 2016	March 31, 2016**	—	—	—	—
June 30, 2016	June 30, 2016**	—	—	—	—
September 30, 2016	September 30, 2016**	—	—	—	—
December 31, 2016	December 31, 2016**	—	—	—	—
March 31, 2017	March 31, 2017**	—	—	—	—
					$2,676

 * The difference between an increase in treasury capital and aggregate consideration for repurchased shares is allocated to the capital/owners, equity account dealer fees.

**The Board of Directors did not declare a tender offer for the quarters ended September 30, 2015, December 31, 2015, March 31, 2016, June 30, 2016, September 30, 2016, December 31, 2016, and March 31, 2017.

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

Note 9.  Distributions

Subject to our Board of Director’s discretion and applicable legal restrictions, we have historically declared and paid ordinary cash distributions at a rate equal to 7.35% of our latest offering price per share of $8.75. Since the distribution paid to shareholders on September 30, 2015, with a record date of August 30, 2015, we have paid distributions monthly. Prior to the September 30, 2015, we paid distributions on a semi-monthly basis. We changed to paying distributions monthly in order to reduce costs. We may fund our cash distributions to shareholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, and dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies. We have not established limits on the amount of funds we may use from available sources to make distributions.

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

As of March 31, 2017 and December 31, 2016, the Fund has not accrued any stockholder distributions that were unpaid.

The following table reflects the distributions per share paid or payable in cash or with the DRIP on the Fund’s common stock to date (dollars in thousands except per share amounts), as well as the source of the distributions:

Source of Distribution by Cash vs. DRIP:

		Net	Realized
		Investment	Gain From	Return of		Paid in
Period	Per Share	Income	Investments	Capital	Total	Cash	DRIP
July 12, 2012 - September 30, 2012	$0.183750	$32	$-	$18	$50	$34	$16
October 1, 2012 - December 31, 2012*	0.260750	118	-	82	200	123	77
January 1, 2013 - March 31, 2013*	0.262586	247	47	75	369	221	148
April 1, 2013 - June 30, 2013	0.186504	235	43	27	305	186	119
July 1, 2013 - September 30, 2013	0.186504	244	47	183	474	274	200
October 1, 2013 - December 31, 2013	0.186504	72	258	219	549	345	204
January 1, 2014 - March 31, 2014	0.186504	168	85	379	632	405	227
April 1, 2014 - June 30, 2014	0.186504	372	-	382	754	491	263
July 1, 2014 - September 30, 2014	0.184668	135	29	644	808	511	297
October 1, 2014 - December 31, 2014	0.181467	144	52	748	944	584	360
January 1, 2015 - March 31, 2015	0.179154	153	52	824	1,029	654	375
April 1, 2015 - June 30, 2015	0.179154	705	163	243	1,111	719	392
July 1, 2015 - September 30, 2015	0.209015	240	142	904	1,286	836	450
October 1, 2015 - December 31, 2015**	0.170315	—	68	996	1,064	685	379
January 1, 2016 – March 31, 2016 ***	0.169969	8	—	1,045	1,053	684	369
April 1, 2016 - June 30, 2016****	0.107188	—	—	669	669	452	217
July 1, 2016 - September 30, 2016*****	0.214372	305	—	1,042	1,347	934	413
October 1, 2016 - December 31, 2016	0.107186	160	78	439	677	473	204
January 1, 2017 – March 31, 2017	0.160779	226	41	754	1,021	721	300
TOTAL	$3.502873	$3,564	$1,105	$9,673	$14,342	$9,332	$5,010

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

The following table shows the percentage of our distributions, which have been funded from net investment income, realized capital gains and paid in capital since the inception of operations:

Percentage of Distributions by Source:

		Net	Realized	Return
		Investment	Gain From	of
Period	Per Share	Income	Investments	Capital
July 12, 2012 - September 30, 2012	$0.183750	64%	0%	36%
October 1, 2012 - December 31, 2012 *	0.260750	59%	0%	41%
January 1, 2013 - March 31, 2013*	0.262586	67%	13%	20%
April 1, 2013 - June 30, 2013	0.186504	77%	14%	9%
July 1, 2013 - September 30, 2013	0.186504	51%	10%	39%
October 1, 2013 - December 31, 2013	0.186504	4%	47%	49%
January 1, 2014 - March 31, 2014	0.186504	27%	13%	60%
April 1, 2014 - June 30, 2014	0.186504	49%	0%	51%
July 1, 2014 - September 30, 2014	0.184668	17%	3%	80%
October 1, 2014 - December 31, 2014	0.181467	15%	6%	79%
January 1, 2015 - March 31, 2015	0.179154	15%	5%	80%
April 1, 2015 - June 30, 2015	0.179154	63%	15%	22%
July 1, 2015 - September 30, 2015	0.209015	19%	11%	70%
October 1, 2015 - December 31, 2015	0.170315	—%	6%	94%
January 1, 2016 – March 31, 2016	0.169969	1%	—%	99%
April 1, 2016 - June 30, 2016	0.107188	—%	—%	100%
July 1, 2016 - September 30, 2016	0.214372	23%	—%	77%
October 1, 2016 – December 31, 2016	0.107186	24%	11%	65%
January 1, 2017 – March 31, 2017	0.160779	22%	4%	74%

* Includes a special distribution of $0.077 per share.

The following table reflects the sources of the cash distributions on a tax basis that the Fund has paid on its common stock (dollars in thousands) during the three months ended March 31, 2017 and the fiscal years ended December 31, 2016, 2015 and 2014:

Source of Distributions:	Three months ended March 31, 2017		Year ended December 31, 2016		Year ended December 31, 2015		Year ended December 31, 2014
Distributions from net investment income	$226	22.1%	$473	12.6%	$830	18.5%	$819	26.1%
Distributions from realized gains	41	4.0	78	2.1	425	9.5	166	5.3
Distributions from paid In capital	754	73.9	3,195	85.3	3,235	72.0	2,153	68.6
Total	$1,021	100.0%	$3,746	100.0%	$4,490	100.0%	$3,138	100.0%

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

	Offering Expenses	Distribution from Net Investment Income excluding offering costs	% Distribution from Net Investment Income excluding offering costs	% Distributions from Realized Gains excluding offering costs	% Distributions from Paid In Capital excluding offering costs
2017 (January 1-March 31)	$—	$226	22%	4%	74%
2016	$—	$473	13%	2%	85%
2015	$96	$926	21%	9%	70%
2014	$352	$1,171	37%	5%	58%
2013	$322	$1,120	66%	23%	11%
2012	$142	$292	100%	—%	—%

Note 10.  Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2017 and 2016:

	For the three months ended March 31, 2017	For the three months ended March 31, 2016

Per share data:
Net asset value, beginning of period	$5.31	$4.61

Results of operations (1)
Net investment income	0.04	-
Net realized (loss) on investments	0.01	(0.11)
Net unrealized appreciation on investments	0.63	0.20
Net increase in net assets resulting from operations	0.68	0.09

Stockholder distributions (2)
Distributions from net investment income	(0.04)	-
Distributions from realized gains	(0.01)	-
Distributions from capital	(0.11)	(0.17)

Net decrease in net assets resulting from stockholder distributions	(0.16)	(0.17)

Capital share transactions
Impact from issuance of common stock (3)	-	-
Impact from reinvestment of stockholder distributions (4)	0.02	-

Net increase in net assets resulting from capital share transactions	0.02	-
Other (5)	-	0.03
Net asset value, end of period	$5.85	$4.56

Shares outstanding at end of period	$6,373,694	$6,223,414
Total return (7)	12.31%	0.84%

Ratio/Supplemental data:
Net assets, end of period (in thousands)	$37,295	$28,384
Average net assets (in thousands)	$34,059	$35,422
Ratio of net investment income to average net assets (6) (9)	2.70%	0.08%
Ratio of operating expenses to average net assets (6) (9)	8.96%	7.15%
Portfolio turnover ratio (8)	8.43%	12.87%

(1)	The per share amounts were derived by using the weighted average shares outstanding during the period. There was no expense waiver and reimbursement for the three months ended March 31, 2017 and March 31, 2016.
(2)	The per share data for distributions reflects the actual amount of distributions declared per share during the period.
(3)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Fund’s continuous offering.

(4)	The impact from reinvestment of stockholder distributions on a per share basis reflects the incremental net asset value changes as a result of the reinvestment of stockholder distributions.
(5)	Includes the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.
(6)	The ratios are after giving effect to amounts reimbursed by the Manager under an expense reimbursement agreement. See “Note 4 – Related Party Transactions.” For the three months ended March 31, 2017 and 2016, there was no expense waiver and reimbursement.
(7)	Total return is calculated assuming a purchase of shares at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. For the three months ended March 31, 2017 and 2016, there was no expense reimbursement.
(8)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or purchases over the average of the invested assets at fair value. Not annualized.
(9)	Ratios are annualized and calculated based on average net assets using current and prior 3 quarters’ net assets.

Note 11.  Subsequent Events

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

On April 28, 2017, all the unexchanged 10.75% notes of Logan’s Roadhouse, Inc. were converted to the new common stock of the company at the rate of 128.40 shares of new stock for every $1,000 in principal amount of unexchanged notes.

On May 1, 2017, Nuverra Environmental Solutions, Inc. announced that the company and its subsidiaries have filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware, pursuant to the terms of the previously announced restructuring support agreement between the company and the holders of 100% of the existing term loan debt and approximately 86% of the company’s 12.5%/10.0% senior secured second lien notes due 2021 to restructure the company’s outstanding indebtedness.

On May 4, 2017, the United States Bankruptcy Court for the Southern District of Texas entered the order approving Goodman Networks Incorporated’s Chapter 11 Plan of Reorganization. According to the plan, the holders of every $1,000 par value of 12.125% of senior secured first lien notes will receive 246.15 par value of 8% senior secured first lien notes maturing on May 11, 2022, and $76.92 in cash.

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

On May 31, 2017, the Wells Fargo Priority Credit Line and corresponding collateral account were closed.

On June 20, 2017, the Fund made an additional investment of $0.5 million in a senior secured first lien loan to Nima, LLC.

On July 14, 2017, the Fund made an additional investment of $120,000 in a senior secured first lien loan to Vieste Group, LLC. In conjunction with this investment, the Fund received a Warrant to purchase 8,743 Class A Units.

On July 20, 2017, the Board of Directors of the Fund declared one monthly distribution and voted to keep the annual distribution rate at 7.35% of the current $8.75 gross offering price. The distribution was to stockholders of record on July 20, 2017 and payable on July 31, 2017.

On August 1, 2017, the Fund made an additional investment of $240,000 in a senior secured first lien loan to Vieste Group, LLC. In conjunction with this investment, the Fund received a Warrant to purchase 17,486 Class A Units.

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

The investment portfolio is recorded on a trade date basis. We determine the net asset value of our investment portfolio each quarter. Securities that are publicly-traded are valued at the reported closing price on the valuation date. Nineteen of the forty-nine investments were valued using the closing market price at period end March 31, 2017.

The following table presents investments that are not publically-traded or have no closing market price, as of March 31, 2017:

Portfolio Company	Asset Type	Investment Coupon Rate	Maturity Date
Ansgar Media, LLC - Class B Units	Equity – Preferred Stock	-	-
Ansgar Media, LLC	Senior Secured First Lien Debt	12.00%	January 11, 2018
Ansgar Media, LLC	Senior Secured First Lien Debt	12.00%	September 18, 2017
Ansgar Media, LLC	Senior Secured First Lien Debt	12.00%	October 24, 2018
Ansgar Media, LLC	Senior Secured First Lien Debt	12.00%	October 27, 2018
Aspire Holdings (1)	Equity – Common Stock	-	-
Aspect Software, Inc. (2)	Equity – Common Stock	-	-
Claire's Stores, Inc. Term Loan (3)	Senior Secured First Lien Debt	9.00%	September 20, 2021
CLSIP LLC Term Loan (3)	Senior Secured First Lien Debt	9.00%	September 20, 2021
Claire’s (Gibraltar) Holdings Limited Term Loan (3)	Senior Unsecured Debt	9.00%	September 20, 2021
Colt Defense, LLC (4)	Senior Unsecured Debt	8.00%	December 15, 2020
Digital Golf Technologies, LLC	Senior Secured First Lien Debt	13.00%	January 11, 2020
Digital Golf Technologies, LLC	Warrant	-	-
Education Management LLC	Equity – Common Stock	-	-
Education Management LLC	Warrant	-	-
GeoCommerce, Inc.	Senior Secured First Lien Debt	12.00%	April 27, 2018
GeoCommerce, Inc.	Senior Secured First Lien Debt	12.00%	May 15, 2018
GeoCommerce, Inc.	Senior Secured First Lien Debt	12.00%	October 14, 2018
GeoCommerce, Inc.	Senior Secured First Lien Debt	12.00%	December 21, 2018
GeoCommerce, Inc.	Warrant	-	-
Logan's Roadhouse, Inc. (5)	Senior Secured Second Lien Debt	10.75%	October 15, 2017
Logan's Roadhouse, Inc. PIK Exit Facility Term Loan (5)	Senior Secured Second Lien Debt	9.50%	November 23, 2020
Nima, LLC	Senior Secured First Lien Debt	12.00%	May 20, 2018
Nima, LLC	Senior Secured First Lien Debt	12.00%	August 11, 2018
Nima, LLC	Senior Secured First Lien Debt	12.00%	November 2, 2018
Nima, LLC	Senior Secured First Lien Debt	12.00%	December 21, 2018
Nima, LLC	Senior Secured First Lien Debt	12.00%	February 16, 2019
Nima, LLC	Warrant	-	-
Nuverra Environmental Solutions, Inc.	Senior Secured Second Lien Debt	12.50%	April 15, 2021
Nuverra Environmental Solutions, Inc.	Warrant	-	-

(1)	Converted from exchange of 12.00% Endeavour International Corp, senior secured first lien debt.

(2)	The original 10.63% senior secured second lien notes due on May 15, 2017 defaulted. As part of Aspect’s bankruptcy and planned reorganization process, the Fund participated in a rights offering to purchase a new 3.00% PIK senior unsecured convertible note maturing on May 23, 2023 in an effort to facilitate recovery of its previous investment in the senior secured lien notes in Aspect. On November 25, 3.00% PIK senior unsecured convertible notes were exchanged out for mandatory conversion to shares of common stock of Aspect Software Parent, Inc. at a rate of 1/30 i.e. one common share per $30.00 in principal amount of notes outstanding.

(3)	On September 20, 2016, all of 10.50% senior subordinated notes and 8.88% senior secured second lien notes were exchanged for 9.00% of Claire’s Stores, Inc. Term Loan, CLSIP Term Loans and of Claire’s Gibralter Term Loans.

(4)	On January 19, 2016, there was a mandatory exchange offer to exchange all of the 8.75% senior unsecured notes to 8.00% PIK third lien notes.

(5)	The company filed for bankruptcy in Delaware on August 8, 2016, and is in the final stages of restructuring. The Fund participated in DIP financing as part of the company’s restructuring process during bankruptcy and has received a PIK second lien exit facility T/L in exchange. On April 28, 2017, the remaining unexchanged bonds were converted to equity.

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

The Fund has evaluated the implications of ASC Topic 740, Accounting for Income Taxes, (“ASC Topic 740”) for all tax years and in all major tax jurisdictions, and determined that there is no material impact on the financial statements.

Portfolio and Investment Activity

During the three months ended March 31, 2017, we made $3.2 million of investments in new and existing portfolio companies and had $5.8 million in aggregate amount of exits, maturities and repayments, resulting in net repayments of $2.6 million for the period. During the three months ended March 31, 2016, we made $13.6 million of investments in new and existing portfolio companies and had $4.4 million in aggregate amount of exits and repayments, resulting in net investments of $9.2 million for the period

As of March 31, 2017, we have invested an aggregate of approximately $39.8 million in forty-nine investment positions in thirty portfolio companies. On March 31, 2017, the fair value of our investment positions was $43.2 million (including money market investments and the accrued interest of $0.4 million). As of such date, our estimated gross annual portfolio yield was 9.3% and gross annual portfolio yield to maturity was 9.3% (excluding equity investments and non-accrual investments) based on the purchase price of our investments. The average duration of our debt portfolio was approximately 1.49 years. During the three months ended March 31, 2017, two T-bills matured, we exited one portfolio company in full and one company in partial, for aggregate sales proceeds of $5.8 million.

The following table presents three debt investments that had not paid coupon interest as due beyond the thirty-day grace period, as of March 31, 2017. Interest on these investments was accrued through the date that the last coupon payment was received:

Portfolio Company	Asset Type	Investment Coupon Rate	Maturity Date
Logan's Roadhouse, Inc. (1)	Senior Secured Second Lien Debt	10.75%	October 15, 2017
Saratoga Resources, Inc.	Senior Secured Second Lien Debt	12.50%	July 1, 2016
UCI International, Inc.	Senior Unsecured Debt	8.63%	February 15, 2019

(1)	On August 8, 2016, filed for bankruptcy in Delaware. On November 18, 2016, a portion of these bonds were converted to 9.5% PIK second lien exit facility T/L and on April 28, 2017, the remaining unexchanged bonds were converted to equity.

The following table presents eleven equity investments that are non-income producing, as of March 31, 2017:

Portfolio Company	Asset Type	Investment Coupon Rate	Maturity Date
Affinion Group, Inc. (2)	Equity – Common Stock	-	-
Ansgar Media, LLC - Class B Units	Equity – Preferred Stock	-	-
Aspect Software, Inc. (3)	Equity – Common Stock	-	-
Aspire Holdings (1)	Equity – Common Stock	-	-
Education Management, LLC	Equity – Common Stock	-	-
Education Management, LLC (4)	Warrant	-	-
Digital Golf Technologies, LLC	Warrant	-	-
GeoCommerce, Inc.	Warrant	-	-
NII Holdings, Inc. (5)	Equity – Common Stock	-	-
Nima, LLC	Warrant	-	-
Nuverra Environmental Solutions, Inc. (6)	Warrant	-	-

(1)	Converted from exchange of 12.00% Endeavour International Corp First Lien Bonds.
(2)	Converted from exchange of 3.00% PIK senior unsecured convertible notes.
(3)	Converted from exchange of 3.00% PIK senior unsecured convertible notes.
(4)	Received in exchange of 15.00% Cash/PIK bonds.
(5)	Received in exchange of 10.00% senior unsecured debt.
(6)	Received early exchange fees in form of warrants for participating in the exchange offer.

The following table shows the weighted average yield of our portfolio composition based on fair value at March 31, 2017:

	At March 31, 2017
	Percentage of Total Portfolio	Weighted Average Current Coupon Yield
Investments – Money Market	1.5%	—%
U.S. Government Securities	13.1	0.8
Senior Secured First Lien Debt	42.7	11.6
Senior Secured Second Lien Debt	1.3	11.2
Senior Unsecured Debt	6.6	11.3
Senior Subordinated Debt	2.4	9.3
Equity Securities	32.4	n/a
Total	100.0%	9.3	%*

* 9.3% yield is on non-defaulted, non-equity positions and excludes money market investments.

As of March 31, 2017, our non-defaulted, non-equity portfolio had a yield to maturity of 9.3%, and an average duration of 1.49 years.

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

As of December 31, 2016, our non-defaulted, non-equity portfolio had a yield to maturity of 8.6%, and an average duration of 1.60 years.

The following table shows the portfolio composition by industry grouping at fair value at March 31, 2017 (dollars in thousands):

	At March 31, 2017
	Investments at Fair Value	Percentage of Total Portfolio
Technology	$11,718	27.4%
Media: Broadcasting & Subscription	10,467	24.5
Consumer Electronics	6,950	16.2
U.S. Government Securities	5,626	13.2
Aerospace and Defense	2,235	5.2
Services: Consumer	1,595	3.7
Healthcare & Pharmaceuticals	1,028	2.4
Retail	765	1.8
Telecommunications	669	1.6
Investments - Money Market	648	1.5
Automobile	357	0.8
Environmental Industries	315	0.7
Beverage, Food & Tobacco	252	0.6
Media: Advertising, Printing & Publishing	114	0.3
Energy: Oil & Gas	42	0.1
Total	$42,781	100.0%

The following table shows the portfolio composition by industry grouping at fair value at December 31, 2016 (dollars in thousands):

	At December 31, 2016
	Investments at Fair Value	Percentage of Total Portfolio
Media: Broadcasting & Subscription	$10,418	25.7%
Technology	7,684	19.0
U.S. Government	7,173	17.7
Consumer Electronics	6,500	16.0
Aerospace and Defense	2,124	5.3
Energy: Oil & Gas	1,460	3.6
Services: Consumer	1,428	3.5
Retail	1,084	2.7
Healthcare & Pharmaceuticals	1,050	2.6
Telecommunications	607	1.5
Environmental Industries	279	0.7
Beverage, Food & Tobacco	249	0.6
Automobile	238	0.6
Investments – Money Market	157	0.4
Media: Advertising, Printing & Publishing	51	0.1
Total	$40,502	100.0%

Our fair value of total investments was $42.8 million as of March 31, 2017 as compared to $40.5 million as of December 31, 2016. The increase in the fair value of our investments was attributable to three factors: a) Almost all fixed income sectors posted positive returns in the first quarter of 2017. It was in many ways a reversal of the fourth quarter of 2016, with some election-driven trades unwinding, as longer-duration fixed income benefit from markets that may have overshot their landing in the fourth quarter of 2016; b) additional direct lending investments in the senior secured first lien notes that earn high yield; c) Increase in the valuation estimate of GeoCommerce, Inc. warrants based on investments received by GeoCommerce, Inc. from outside investors.

Discussion and Analysis of Results of Operations

Results of Operations

The results of operations are based on revenue less expenses, adjusted for the impact of the realized gain/loss and change in unrealized gain/loss on our investment portfolio. To the extent that it is expected to be received, revenue is recognized on an accrual basis. Income is earned as coupon interest adjusted for the amortization of premiums and accretion of discounts on the high-yield corporate debt investments. Expenses include professional services, management fees, administrative services, organizational and offering costs and other general and administrative. Realized gains/losses are from investments sold, written off, or called at an advantageous price. The unrealized appreciation (depreciation) is the change in the market price on investments in the portfolio at period end, subject to significant fluctuation.

Operating results for the three ended March 31, 2017 and 2016 were as follows (dollars in thousands):

	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016
Total investment income	$979	$637
Total operating expenses	753	629
Net investment income	226	8
Net realized gain (loss) from investments	41	(700)
Net unrealized appreciation on investments	4,067	1,271

Net increase in net assets resulting from operations	$4,334	$579

Revenues

We generated investment income of $1.0 million for the three months ended March 31, 2017, as compared to $0.6 million for the three months ended March 31, 2016. Interest revenue was $0.9 million for the three months ended March 31, 2017, as compared to $0.6 million for the three months ended March 31, 2016. The increase in interest revenue in 2017 as compared to 2016 was attributable to higher yield earned on investments in senior secured notes of Ansgar Media, LLC, GeoCommerce, Inc., Nima, LLC and Digital Golf Technologies, LLC, partially offset by an increase in debt investments placed on non-accrual status and restructuring of certain debt investments into equity investments. Fee income was $0.05 million for the three months ended March 31, 2017, as compared to $0.02 million for the three months ended March 31, 2016. The increase in fee income in 2017 as compared to 2016 was attributable to higher amount of investments in direct lending deals that earn 3% origination fee, which is being amortized over the term of the loan.

Interest from debt investments is in the form of interest and fees earned on senior secured loans, senior secured notes, subordinated debt, senior unsecured debt and collateralized securities in our debt portfolio. Our debt portfolio constituted approximately 66.1% of investment portfolio at March 31, 2017 (excluding money market investments). The level of interest income we receive is directly related to the balance of collectible income producing investments multiplied by the coupon rate of our investments, offset by debt investments held in non-accrual status. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases. The average balance of the debt portfolio during the three months ended March 31, 2017 was lower than the three months ended March 31, 2016, which was attributable to – 1) increase in debt investments placed on non-accrual status and restructuring of certain debt investments into equity investments.; and 2) increased investments in US Treasury Bills to keep up with the collateral requirements of the priority credit line. At March 31, 2017, the weighted average coupon yield of our debt investments was 9.3% as compared to 7.1% at March 31, 2016. Based on current and prior three quarters’ net assets, average net assets as of March 31, 2017 were $34.1 million, as compared to $35.4 million as of March 31, 2016.

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

Expenses

The composition of our operating expenses for the three months ended March 31, 2017 and 2016 was as follows (dollars in thousands):

	For the three months ended March 31, 2017	For the three months ended March 31, 2016

Professional fees	$247	$178
Director fees	8	8
Insurance	33	27
Interest expense	48	75
Management fees – related parties	185	142
Administrative services – related parties	66	54
General and administrative (includes CFO salary and related party travel expenses)	128	117
Transfer agent fees	38	28
Total operating expenses	$753	$629

For the three months ended March 31, 2017 and 2016, our operating expenses were $0.8 million and $0.6 million, respectively. Included within general and administrative expenses for the three months ended March 31, 2017 and 2016, were $0.05 million and $0.03 million, respectively, for the cost of our chief financial officer’s salary reimbursed to the Manager. Also included within general and administrative expenses for the three months ended three months ended March 31, 2017 and 2016, were $0.02 million and $0.01 million, respectively, for related party travel expenses reimbursed to the Manager.

Management fees for the three months ended March 31, 2017 and 2016, remain at 2% of the net asset value. The offering costs are consistent at 1.5% of the gross closing proceeds for the three months March 31, 2017 and 2016. However, since the Fund has not been open to new investments, there has not been any offering costs expense since June 30, 2015.

The increase in professional fees is due to increased legal fees in conjunction with the conversion of the Fund to an Interval Fund.

Net Investment Income

Our net investment income totaled $0.2 million and $0.008 million for the three months ended March 31, 2017 and 2016, respectively. For the three months ended March 31, 2017 and 2016, total investment income was $1.0 million and $0.6 million, respectively, which included $0.05 million and $0.02 million of non-recurring fees, respectively.

The increase in net investment income for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 was primarily due to the positive returns posted by almost all of the fixed income sectors in first quarter of 2017, and additional direct lending investments in the senior secured first lien notes that earn high yield which partially offset the increase in total expenses. For the three months ended March 31, 2017 and 2016, total operating expenses were $0.8 million and $0.6 million, respectively.

Net Realized Gains or Losses from Investments

For the three months ended March 31, 2017 and 2016, we had $5.8 million and $4.4 million of sales, maturities, write-offs and principal repayments, resulting in $0.04 million and $(0.7) million of realized gains (losses), respectively.

Net Change in Unrealized Appreciation or Depreciation on Investments

For the three months ended March 31, 2017 and 2016, we experienced $4.1 million and $1.3 million of unrealized appreciation, respectively. The increase in unrealized appreciation during fiscal 2017 was due to three main factors.

First, the fixed income market started strong in 2017 with almost all sectors returning positive returns. A flattening yield curve led to longer duration outperforming shorter duration. High yield valuations hit their richest level since mid-2014 in early March, falling to a spread of 3.4%, before widening out above 4.0%, and then moderating to end the 1st quarter at 3.8% (spreads compared to U.S. 10-year treasuries). Considering low default forecasts for the year, many still believe high yield investors could potentially realize a mid-single-digit return for 2017. Despite the optimism, valuations remain elevated and the prices of oil and equity market volatility remain important drivers of this asset class.

Second, the Fund made a new investment in a senior secured first lien note of Digital Golf Technologies, LLC at discount to par, which also provided the Fund with in-the-money warrants.

Third, there was an increase in the valuation of warrants of GeoCommerce, Inc. based on equity investments received by GeoCommerce, Inc. from outside investors.

The unrealized appreciation in fiscal year 2016 has been partially offset by a number of positions that either initiated a restructuring of their indebtedness (either in Chapter 11 bankruptcy or prepackaged bankruptcy) or announced that they were considering a restructuring. Such announcements generally reduce liquidity in the secondary market creating greater mispricing in underlying bonds. Until the bankruptcy or other restructuring process is complete, it becomes difficult to ascertain whether some of these positions will result in a loss of principal or full recovery of principal given their position in the capital structure of the issuer and the underlying asset values. Generally, we expect much higher recoveries or full payment for senior secured first lien type bonds, as compared to senior secured second lien or unsecured bonds for defaulted bonds.

Changes in Net Assets from Operations

For the three months ended March 31, 2017 and 2016, we recorded a net increase in net assets resulting from operations of $4.3 million and $0.6 million, respectively. For the three months ended March 31, 2017 and 2016, this increase is mainly due to net unrealized appreciation of $4.1 million and $1.3 million, respectively, net investment income of $0.2 million and $0.008 million, respectively, and net realized gain (loss) from investments of $0.04 million and $(0.7) million, respectively, on our portfolio investments. The increase in 2017 is largely due to increase in the valuation of warrants of GeoCommerce, Inc. and in the money warrants received through new investments in senior secured first lien notes of Digital Golf Technologies, LLC. Overall, the portfolio experienced a market value increase, with an increase in net unrealized appreciation on investments of $4.1 million for the three months ended March 31, 2017. Based on 6,350,239 and 6,196,289 weighted average common shares outstanding for the three months ended March 31, 2017 and 2016, respectively, our per share net increase in net assets resulting from operations was $0.68 and $0.09, respectively.

Liquidity and Capital Resources

On August 4, 2015, we entered an agreement with Wells Fargo Advisors, LLC for obtaining a revolving line of credit. The amount we can borrow is based upon the value of cash deposited in an account at Wells Fargo Advisors, LLC and the treasury notes that Wells Fargo purchases, which serve as collateral for the loan. On August 27, 2015, we initially drew down $2.0 million. As of March 31, 2017 and December 31, 2016, the outstanding balance under this credit line was $5.3 million and $6.4 million, respectively. The interest rate on the outstanding balance is a negotiated rate based on our assets under management with Wells Fargo Advisors, LLC and is 3.5% and 3.25% at March 31, 2017 and December 31, 2016, respectively. The term of the line of credit is indefinite and may be terminated by us or Wells Fargo Advisors, LLC at any time.

At the end of March, the Fund began selling the treasury notes that Wells Fargo held as collateral for the line of credit. The line was paid off in April and the remaining securities held at Wells Fargo were transferred to US Bank, the Fund’s administrator. In May, the accounts at Wells Fargo were closed.

We generate cash primarily from cash flows from fees, interest and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. On July 10, 2012, we satisfied our minimum offering requirement of raising gross offering proceeds in excess of $1.0 million from persons who are not affiliated with us or our Manager, and commenced operations. As of March 31, 2017, we had issued 6.7 million shares of common stock, including 0.6 million shares under our distribution reinvestment plan (“DRIP”) less 0.3 million shares redeemed under our tender offer. As of March 31, 2017, we had received gross proceeds from our continuous offering of total $65.8 million, including $5.0 million under our DRIP less $2.9 million paid to redeem shares in our quarterly tenders.

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

For the three months ended March 31, 2017, we experienced a net increase in money market investments of $0.5 million. For the three months ended March 31, 2017, approximately $1.8 million was used for our financing activities, which primarily consisted of $3.3 million repayments of the priority credit line and $0.7 million in distributions, partially offset by $2.2 million received through the priority credit line. We generated approximately $1.8 million of cash provided by our operating activities mainly as the result of the receipt of proceeds from the sale of, repayment of and principal payments on portfolio debt investments of $5.8 million, partially offset by the purchase of new portfolio debt investments of $3.2 million.

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

Based upon our current level of operations, we estimate that about 73.9% of our distributions will constitute a return of capital. Our distributions historically have not been based on our investment performance. Prior to September 2013, our distributions were supported by our Manager in the form of operating expense support payments to us, and a portion of our distributions constituted a return of capital. Since September 2013, we have not had an expense support agreement with our Manager and as a result a greater portion of our distributions have constituted a return of capital. A return of capital generally is a return of your investment rather than a return of earnings or gains derived from our investment activities constitutes the return of capital previously paid to us for shares of our common stock.

The following table shows the percentage of our distributions which have been funded from net investment income, realized capital gains and paid in capital since the inception of operations:

		Net	Realized	Return
		Investment	Gain From	of
Period	Per Share	Income	Investments	Capital
July 12, 2012 - September 30, 2012	$0.183750	64%	0%	36%
October 1, 2012 - December 31, 2012*	0.260750	59%	0%	41%
January 1, 2013 - March 31, 2013*	0.262586	67%	13%	20%
April 1, 2013 - June 30, 2013	0.186504	77%	14%	9%
July 1, 2013 - September 30, 2013	0.186504	51%	10%	39%
October 1, 2013 - December 31, 2013	0.186504	4%	47%	49%
January 1, 2014 - March 31, 2014	0.186504	27%	13%	60%
April 1, 2014 - June 30, 2014	0.186504	49%	0%	51%
July 1, 2014 - September 30, 2014	0.184668	17%	3%	80%
October 1, 2014 - December 31, 2014	0.181467	15%	6%	79%
January 1, 2015 - March 31, 2015	0.179154	15%	5%	80%
April 1, 2015 - June 30, 2015	0.179154	63%	15%	22%
July 1, 2015 - September 30, 2015	0.209015	19%	11%	70%
October 1, 2015 - December 31, 2015 **	0.170315	—%	6%	94%
January 1, 2016 – March 31, 2016 ***	0.169969	1%	—%	99%
April 1, 2016 – June 30, 2016****	0.107188	—%	—%	100%
July 1, 2016 – September 30, 2016*****	0.214372	23%	—%	90%
October 1, 2016 – December 31, 2016	0.107186	24%	11%	65%
January 1, 2017 – March 31, 2017	0.160779	22%	4%	74%

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

We have elected to be treated, beginning with our taxable year ended December 31, 2013, as a RIC under the Code. To obtain and maintain RIC tax treatment, we must, among other things, distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our shareholders. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of: (i) 98% of our ordinary income for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period generally ended on October 31 st of the calendar year (unless an election is made by us to use our taxable year) and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no federal income tax.

The following table reflects the sources of the cash distributions on a tax basis that the Fund has paid on its common stock (dollars in thousands) during the three months ended March 31, 2017 and fiscal years ended December 31, 2016, 2015 and 2014:

Source of Distributions:	Three months ended March 31, 2017		Year ended December 31, 2016		Year ended December 31, 2015		Year ended December 31, 2014
Distributions from net investment income	$226	22.1%	$473	12.6%	$830	18.5%	$819	26.1%
Distributions from realized gains	41	4.0	78	2.1	425	9.5	166	5.3
Distributions from paid In capital	754	73.9	3,195	85.3	3,235	72.0	2,153	68.6
Total	$1,021	100.0%	$3,746	100.0%	$4,490	100.0%	$3,138	100.0%

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

When the Fund is able to raise new capital, it incurs offering expenses of 1.5% of the gross offering proceeds. However, the Fund has not be able to raise additional capital since April 2015. The chart below shows the percentages of distributions from Net Investment Income excluding offering costs:

	Offering Expenses	Distribution from Net Investment Income excluding offering costs	% Distribution from Net Investment Income excluding offering costs	% Distributions from Realized Gains excluding offering costs	% Distributions from Paid In Capital excluding offering costs
2017 (January 1 – March 31)	$—	$226	22%	4%	74%
2016	$—	$473	13%	2%	85%
2015	$96	$926	21%	9%	70%
2014	$352	$1,171	37%	5%	58%
2013	$322	$1,120	66%	23%	11%
2012	$142	$292	100%	0%	0%

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

The compensation we pay to our Manager was not entered on an arm’s-length basis with unaffiliated third parties. As a result, the form and amount of such compensation may be less favorable to us than they might have been had they been entered into through arm’s-length transactions with unaffiliated parties. See Note 4 for a discussion of the investment advisory agreement we have with the Manager.

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

Due from related party consists of $51,000 of true up for management fees from writing down certain portfolio investments at the end of a quarter in prior quarters, $51,000 in Blue Sky state filing fees paid by the Fund instead of our Manager, $17,000 in allocation of the Directors and Officers insurance policy costs to our Manager, and $90,000 in expenses related to legal and other operational costs allocated to our Manager instead of the Fund.

At March 31, 2017, $25,000 of the $141,441 of prepaid expenses was prepaid management fees for the second quarter of 2017.

Due diligence fees received by the Fund from the borrowers related to the Fund’s direct lending transactions are remitted to our Manager, VII Peaks Capital, LLC, as the collateral and administrative agent for the loans. Due diligence fees received are not revenues or expenses of the Fund and therefore are not reflected in the financial statements. Fees for the three months ended March 31, 2017 and 2016 totaled $80,000 and $475,000, respectively.

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

Assuming that our current financial condition were to remain constant and no actions were taken to alter our existing interest rate sensitivity, a 100 basis point move in interest rates up or down from their March 31, 2017 levels would result in an increase or decrease in net asset value of $0.6 million or 1.5%.

Item 4. Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rules 13a-15(f) and 15d-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, and effected by the Fund’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Based on our management’s evaluation under the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), management concluded that our internal controls over financial reporting were not effective as of December 31, 2016.

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

Change in Internal Control over Financial Reporting

Other than the additional controls noted above, there have been no additional changes in internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 18, 2016, Relativity filed a motion with the Bankruptcy Court to approve a revised settlement with our Manager under Bankruptcy Rule 9019. Under the settlement, Relativity would dismiss all claims against our Manager and the funds it manages in consideration for the entry by Relativity into an Output Distribution Agreement with Divine Distribution, LLC, an affiliate of our Manager. Under the Output Distribution Agreement, Relativity agreed to grant two US output distribution slots per year for five years for films to be distributed by Relativity in exchange for a prescribed fee. The motion to approve the settlement agreement was withdrawn on January 23, 2017, by mutual agreement between our Manager and Relativity. Relativity’s confirmed plan provides that Relativity’s claims will be assigned to a trust established for its creditors under its plan of reorganization if they are not settled. However, on February 8, 2017, the principal secured lender to Relativity and Relativity’s co-manager filed a joint motion to convert Relativity’s case to Chapter 7 liquidation, citing an inability by Relativity to raise capital for its operations and significant defaults on its debts. A hearing on the conversion motion was held on May 17, 2017. At the hearing, the pending motion to convert the bankruptcy case to chapter 7 liquidation was dismissed with prejudice by the petitioning creditors. The court did not discuss the adversary case related to the Fund's matter.

Given the uncertainty surrounding Relativity, it is not clear if the lawsuit against our Manager will be pursued or dropped. In the event the creditors trust elects to continue the case, our Manager intends to defend the case vigorously. Our Manager contends, among other things, that the parties never reached a binding agreement on the terms of an investment and that Relativity has suffered no harm since it has obtained alternative financing to replace the financing it contends that our Manager did not provide.

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

VII Peaks Co-Optivist Income BDC II, Inc.

Date: August 3, 2017	By	/s/ Gurpreet S. Chandhoke
Gurpreet S. Chandhoke
Chairman of the Board of Directors,
Chief Executive Officer and President
(Principal Executive Officer)

VII Peaks Co-Optivist Income BDC II, Inc.

Date: August 3, 2017	By	/s/ Michelle E. MacDonald
Michelle E. MacDonald
Chief Financial Officer,
Treasurer and Secretary
(Principal Financial Officer and Principal
Accounting Officer)

