Form 10-Q
period 2017-06-30
VII Peaks Co-Optivist Income BDC II, Inc.
filed 2017-08-24
CIK 1527385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding as of August 24, 2017 was 6,420,284.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2017

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share data)

	As of
	June 30, 2017	December 31, 2016
	(unaudited)	(Note 2)
ASSETS

Investments, at fair value
Non-controlled/non-affiliate investments (cost of $28,267 and $35,575, respectively)	$31,061	$30,977
Affiliate investments (cost of $5,850 and $5,850, respectively)	12,682	9,368
Investments, money market at fair value (cost of $20 and $157, respectively)	20	157
Total investments, at fair value	43,763	40,502
Interest receivable	512	402
Prepaid expenses	7	76
Due from related party, net	195	239
Receivable for unsettled trades	104	-
Total assets	$44,581	$41,219

LIABILITIES

Priority credit line -Wells Fargo	$-	$6,366
Interest payable	-	3
Deferred loan fee	273	268
Prepaid interest from investments	549	779
Accounts payable and accrued liabilities	145	121
Total liabilities	967	7,537

NET ASSETS
Preferred stock, par value, $.001 per share, 50,000,000 authorized, none issued and outstanding	-	-
Common stock, par value, $.001 per share, 200,000,000 authorized; 6,710,165 and 6,639,019 shares issued and 6,408,752 and 6,337,606 outstanding as of June 30, 2017 and December 31, 2016, respectively	6	6
Paid-in capital in excess of par value	60,776	60,185
Treasury stock at cost, 301,413 and 301,413 shares, respectively	(2,891)	(2,891)
Accumulated distribution in excess of net investment income and net realized gain (loss) on investments	(23,903)	(22,538)
Net unrealized appreciation (depreciation) on investments	9,626	(1,080)
Total net assets	43,614	33,682
Total liabilities and net assets	$44,581	$41,219

Net asset value per share	$6.81	$5.31

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended June 30,	For the Three Months Ended June 30,	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2017	2016	2017	2016

Investment income:
Interest from investments
Non-controlled/non-affiliate investments	$764	$605	$1,517	$1,109
Affiliate investments	179	120	355	233
Fee income
Non-controlled/non-affiliate investments	44	-	80	-
Affiliate investments	15	14	29	34
Total investment income	1,002	739	1,981	1,376

Operating expenses:
Professional fees	155	294	402	472
Directors fees	11	11	19	19
Insurance	33	29	66	56
Interest expense	10	52	58	127
Management fees - related parties	218	161	403	303
Administrative services - related parties	66	54	132	108
General and administrative (includes $36, $30, $82 and $60 of CFO salary (accounting) and $10, $8, $26 and $20 of related party travel expenses, respectively)	116	104	244	222
Transfer agent fees	35	38	73	66
Total operating expenses	644	743	1,397	1,373

Net investment income (loss)	358	(4)	584	3

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) from investments	57	(12,603)	98	(13,303)
Net unrealized appreciation on investments	6,639	16,735	10,706	18,006
Net realized and unrealized gain on investments	6,696	4,132	10,804	4,703

Net increase in net assets resulting from operations	$7,054	$4,128	$11,388	$4,706

Per share information - basic and diluted:
Net investment income	$0.06	$0.00	$0.09	$0.00
Net increase in net assets resulting from operations	$1.10	$0.66	$1.79	$0.76
Weighted average common shares outstanding	6,385,751	6,237,728	6,368,093	6,217,239

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share and per share data)

(unaudited)

	For the Six Months Ended June 30, 2017	For the Six Months Ended June 30, 2016

Operations:
Net investment income	$584	$3
Net realized gain (loss) from investments	98	(13,303)
Net unrealized appreciation on investments	10,706	18,006
Net increase in net assets from operations	11,388	4,706
Stockholder distributions:
Distributions from net investment income	(584)	(8)
Distributions from net realized gain on investments	(98)	-
Distributions from paid in capital	(1,365)	(1,714)
Net decrease in net assets from stockholder distributions	(2,047)	(1,722)
Capital share transactions:
Reinvestment of stockholder distributions	591	707
Net increase in net assets from capital share transactions	591	707

Total increase in net assets	9,932	3,691
Net assets at beginning of period	33,682	28,490
Net assets at end of period	$43,614	$32,181

Net asset value per common share	$6.81	$5.14
Common shares outstanding at end of period	6,408,752	6,263,323

Accumulated distribution in excess of net investment income and net realized gain (loss) on investments	$(23,903)	$(21,019)

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended June 30, 2017	For the Six Months Ended June 30, 2016

Operating activities:
Net increase in net assets from operations	$11,388	$4,706
Adjustments to reconcile net increase in net assets from operations to net cash provided by operating activities:
Paid-in-kind interest income	(8)	-
Net accretion of discounts and amortization of premiums	(609)	(88)
Repayments of investments	13,568	19,146
Purchase of investments	(5,545)	(23,318)
Repayments of investments - money market	16,834	20,711
Purchase of investments - money market	(16,697)	(16,237)
Net realized (gain) loss from investments	(98)	13,303
Net unrealized appreciation on investments	(10,706)	(18,006)
Proceeds from loan fees received	114	135
Accretion of deferred loan fees	(109)	(24)
(Increase) decrease in operating assets:
Interest receivable	(110)	86
Prepaid expenses	69	(7)
Due from related party, net	44	(104)
Origination fee receivable	-	3
Receivable for unsettled trades	(104)	-
Increase (decrease) in operating liabilities:
Prepaid interest from investments	(230)	633
Accounts payable and accrued liabilities	24	(175)
Interest payable	(3)	1
Net cash provided by operating activities	7,822	765

Financing activities:
Stockholder distributions	(1,456)	(1,364)
Borrowings - priority credit line	2,201	7,493
Repayments - priority credit line	(8,567)	(6,894)
Net cash used in financing activities	(7,822)	(765)

Net change in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

Supplemental disclosure of non-cash information:
Distribution reinvestment plan distribution payable	$-	$-
Cash distribution payable	$-	$-
Distribution reinvestment plan distribution paid	$591	$707

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$61	$126

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

SCHEDULE OF INVESTMENTS

(dollars and shares in thousands)

(unaudited)

June 30, 2017

Portfolio Company	Industry	Investment Coupon Rate, Maturity Date	Principal / No. of Shares	Amortized Cost	Fair Value	% of Net Assets
Senior Secured First Lien Debt - 44.2% (b)
Ansgar Media, LLC (e)	Media: Broadcasting & Subscription	12.00%, 1/11/2018	$2,000	$2,000	$2,000	4.6%
Ansgar Media, LLC (e)	Media: Broadcasting & Subscription	12.00%, 9/18/2017	2,000	2,000	2,000	4.6%
Ansgar Media, LLC (e)	Media: Broadcasting & Subscription	12.00%, 10/24/2018	310	310	310	0.7%
Ansgar Media, LLC (e)	Media: Broadcasting & Subscription	12.00%, 10/27/2018	1,540	1,540	1,540	3.5%
APX Group, Inc.	Services: Consumer	6.38%, 12/1/2019	131	131	135	0.3%
Claire's Stores, Inc. Term Loan	Retail	9.00%, 9/20/2021	125	263	125	0.3%
CLSIP LLC Term Loan	Retail	9.00%, 9/20/2021	407	856	407	0.9%
Digital Golf Technologies, LLC	Services: Consumer	13.00%, 1/11/2020	1,000	919	1,000	2.3%
GeoCommerce, Inc.	Technology	12.00%, 5/15/2018	1,000	822	1,000	2.3%
GeoCommerce, Inc.	Technology	12.00%, 4/27/2018	1,500	1,082	1,500	3.5%
GeoCommerce, Inc.	Technology	12.00%, 10/14/2018	750	459	750	1.7%
GeoCommerce, Inc.	Technology	12.00%, 12/21/2018	750	431	750	1.7%
Goodman Networks, Inc. (c)	Telecommunications	8.00%, 5/11/2022	277	850	233	0.5%
Kratos Defense & Security Solutions, Inc.	Aerospace and Defense	7.00%, 5/15/2019	212	197	216	0.5%
Nima, LLC	Consumer Electronics	12.00%, 5/20/2018	2,000	1,425	2,000	4.6%
Nima, LLC	Consumer Electronics	12.00%, 8/11/2018	1,000	1,000	1,000	2.3%
Nima, LLC	Consumer Electronics	12.00%, 11/2/2018	750	750	750	1.7%
Nima, LLC	Consumer Electronics	12.00%, 12/21/2018	750	750	750	1.7%
Nima, LLC	Consumer Electronics	12.00%, 2/16/2019	450	450	450	1.0%
Nima, LLC	Consumer Electronics	12.00%, 6/19/2019	500	500	500	1.2%
Nima, LLC	Consumer Electronics	12.00%, 4/6/2019	500	500	500	1.2%
Vieste Group, LLC (h)	Renewable Energy	13.00%, 4/7/2019	1,340	1,230	1,340	3.1%
Sub Total Senior Secured First Lien Debt			$19,292	$18,465	$19,256	44.2%

Senior Secured Second Lien Debt - 1.0% (b)
Nuverra Environmental Solutions, Inc. (c)	Environmental Industries	10.00%, 4/15/2021	$1,443	$1,368	$289	0.6%
Logan's Roadhouse, Inc. PIK Exit Facility Term Loan (f)	Beverage, Food & Tobacco	9.50% PIK, 11/23/2020	170	155	170	0.4%
Saratoga Resources, Inc. (c)	Energy: Oil & Gas	12.50%, 7/1/2016	885	912	2	0.0%
Sub Total Senior Secured Second Lien Debt			$2,498	$2,435	$461	1.0%

Senior Unsecured Debt - 3.5% (b)
Claire’s (Gibraltar) Holdings Limited Term Loan	Retail	9.00%, 9/20/2021	$188	$395	$188	0.4%
Colt Defense, LLC	Aerospace and Defense	8.00%, 7/12/2021	143	1,035	143	0.3%
DynCorp International Inc.	Aerospace and Defense	11.88%, 11/30/2020	177	171	183	0.4%
Gymboree Corp. (c)	Retail	9.13%, 12/1/2018	810	755	12	0.0%
iHeart Communications, Inc.	Media: Broadcasting & Subscription	11.25%, 3/1/2021	1,400	1,334	1,050	2.4%
Sub Total Senior Unsecured Debt			$2,718	$3,690	$1,576	3.5%

Senior Subordinated Debt - 2.5% (b)
DJO Finance, LLC	Healthcare & Pharmaceuticals	10.75%, 4/15/2020	$1,265	$1,312	$1,072	2.5%
Sub Total Senior Subordinated Debt			$1,265	$1,312	$1,072	2.5%

Equity Securities - 49.0% (b)
Affinion Group, Inc. (c)	Media: Advertising, Printing & Publishing		13	$689	$174	0.4%
Aspire Holdings (c)	Energy: Oil & Gas		26	551	26	0.1%
Aspect Software, Inc. (c)	Telecommunications		8	244	331	0.8%
Education Management, LLC (c)	Services: Consumer		2,530	4	-	0.0%
Logan's Roadhouse, Inc. (c) (f)	Beverage, Food & Tobacco		87	633	86	0.2%
NII Holdings, Inc. (a) (c)	Telecommunications		16	768	13	0.0%
UCI International, Inc. (c) (g)	Automobile		31	1,354	364	0.8%
Total Common Stock				4,243	994	2.3%

Ansgar Media, LLC - Class B Units (c) (d) (e)	Media: Broadcasting & Subscription		-	-	6,832	15.7%
Total Preferred Stock				-	6,832	15.7%

GeoCommerce, Inc. (c)	Technology		875	1,883	7,718	17.7%
Digital Golf Technologies, LLC (c)	Services: Consumer		22	91	100	0.2%
Nuverra Environmental Solutions, Inc. (c)	Environmental Industries		71	-	-	0.0%
Nima, LLC (c)	Consumer Electronics		2,000	1,000	5,600	12.8%
Vieste Group, LLC (c)	Renewable Energy		98	122	134	0.3%
Education Management, LLC (c)	Services: Consumer		1,554	876	-	0.0%
Total Warrants				3,972	13,552	31.0%

Sub Total Equity Securities				$8,215	$21,378	49.0%

Investments - Money Market - 0.1% (b)
Investments - U.S. Bank Money Market		0.20%	$20	$20	$20	0.1%
Sub Total Investments - Money Market			$20	$20	$20	0.1%

TOTAL INVESTMENTS - 100.3% (b)				$34,137	$43,763	100.3%

(a) Represents a non-qualifying investment as defined under Section 55 (a) of the Investment Company Act of 1940, as amended. Non-qualifying investments represent 0.0% of the Fund's (VII Peaks Co-OptivistTM Income BDC, II, Inc.) portfolio at fair value. As a BDC, the Fund can only invest 30% of its portfolio in non-qualifying assets.

(b) Percentages are based on net assets of $43,614 as of June 30, 2017.

(c) Non-income producing as of June 30, 2017.

(d) 2,500 Class B Units, which are not entitled to an allocation of profits or losses until the earlier to occur of 9/30/2020 or a change of control of Ansgar Media, LLC.

(e) As defined in the 1940 Act, Affiliated Investments are defined as those Non-Control Investments in companies in which we own between 5.0% and 25.0% of the voting securities.

(f) The company filed for bankruptcy in Delaware on August 8, 2016 and is in the final stages of restructuring. The Fund participated in DIP financing as part of company’s restructuring process during bankruptcy and has received PIK Second Lien Exit Facility T/L in exchange. Equity exchange completed on April 28, 2017.

(g) On December 31, 2016, the bankruptcy court entered an order confirming the plan of reorganization of UCI International, LLC according to which the holders of senior unsecured notes will receive new common stock at the rate of $21.94 per $1,000 par value of notes. The Fund received notification of delivery of the shares on April 10, 2017.

(h) The Fund entered into a Senior Secured First Lien Loan Agreement with Vieste Group, LLC on April 7, 2017, whereas the Fund and Vieste Group agreed to an additional loan amount of $2.9 million. The time and amounts of the additional funding will be at the mutual agreement between the Fund and Vieste Group, LLC

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

SCHEDULE OF INVESTMENTS

(dollars and shares in thousands)

December 31, 2016

Portfolio Company	Industry	Investment Coupon Rate, Maturity Date	Principal / No. of Shares	Amortized Cost	Fair Value	% of Net Assets
Senior Secured First Lien Debt -50.6% (b)
Ansgar Media, LLC (e)	Media: Broadcasting & Subscription	12.00%, 1/11/2018	$2,000	$2,000	$2,000	5.9%
Ansgar Media, LLC (e)	Media: Broadcasting & Subscription	12.00%, 9/18/2017	2,000	2,000	2,000	5.9%
Ansgar Media, LLC (e)	Media: Broadcasting & Subscription	12.00%, 10/24/2018	310	310	310	0.9%
Ansgar Media, LLC (e)	Media: Broadcasting & Subscription	12.00%, 10/27/2018	1,540	1,540	1,540	4.6%
APX Group, Inc.	Services: Consumer	6.38%, 12/1/2019	825	825	849	2.6%
Claire's Stores, Inc. Term Loan (h)	Retail	9.00%, 9/20/2021	125	263	125	0.4%
CLSIP LLC Term Loan (h)	Retail	9.00%, 9/20/2021	407	856	407	1.2%
GeoCommerce, Inc.	Technology	12.00%, 5/15/2018	1,000	745	1,000	3.0%
GeoCommerce, Inc.	Technology	12.00%, 4/27/2018	1,500	898	1,500	4.5%
GeoCommerce, Inc.	Technology	12.00%, 10/14/2018	750	390	750	2.2%
GeoCommerce, Inc.	Technology	12.00%, 12/21/2018	750	368	750	2.2%
Nima, LLC	Consumer Electronics	12.00%, 5/20/2018	2,000	1,201	2,000	5.9%
Nima, LLC	Consumer Electronics	12.00%, 8/11/2018	1,000	1,000	1,000	3.0%
Nima, LLC	Consumer Electronics	12.00%, 11/2/2018	750	750	750	2.2%
Nima, LLC	Consumer Electronics	12.00%, 12/21/2018	750	750	750	2.2%
Goodman Networks, Inc.	Telecommunications	12.13%, 7/1/2018	800	823	240	0.7%
Kratos Defense & Security Solutions, Inc.	Aerospace and Defense	7.00%, 5/15/2019	1,112	1,015	1,079	3.2%
Sub Total Senior Secured First Lien Debt			$17,619	$15,734	$17,050	50.6%

Senior Secured Second Lien Debt - 1.5% (b)
Nuverra Environmental Solutions, Inc.	Environmental Industries	12.50%, 4/15/2022	$1,408	$1,362	$269	0.8%
Logan's Roadhouse, Inc. (c) (f)	Beverage, Food & Tobacco	10.75%, 10/15/2017	674	633	87	0.2%
Logan's Roadhouse, Inc. PIK Exit Facility Term Loan (f)	Beverage, Food & Tobacco	9.50% PIK, 11/23/2020	162	146	162	0.5%
Saratoga Resources, Inc. (c)	Energy: Oil & Gas	12.50%, 7/1/2016	885	912	2	0.0%
Sub Total Senior Secured Second Lien Debt			$3,129	$3,053	$520	1.5%

Senior Unsecured Debt - 14.5% (b)
APX Group, Inc.	Services: Consumer	8.75%, 12/1/2020	$575	$559	$579	1.7%
Claire’s (Gibraltar) Holdings Limited Term Loan (h)	Retail	9.00%, 9/20/2021	188	395	188	0.6%
Clear Channel Communications	Media: Broadcasting & Subscription	10.00%, 1/15/2018	1,400	1,375	1,050	3.1%
Colt Defense, LLC	Aerospace and Defense	8.00%, 7/12/2021	137	1,033	137	0.4%
DynCorp International Inc.	Aerospace and Defense	11.88%, 11/30/2020	1,020	1,032	908	2.7%
Gymboree Corp.	Retail	9.13%, 12/1/2018	810	785	364	1.1%
Seitel, Inc.	Energy: Oil & Gas	9.50%, 4/15/2019	1,575	1,575	1,418	4.2%
UCI International, Inc. (c) (i)	Automobile	8.63%, 2/15/2019	1,400	1,354	238	0.7%
Sub Total Senior Unsecured Debt			$7,105	$8,108	$4,882	14.5%

Senior Subordinated Debt - 3.1% (b)
DJO Finance, LLC	Healthcare & Pharmaceuticals	10.75%, 4/15/2020	$1,265	$1,320	$1,050	3.1%
Sub Total Senior Subordinated Debt			$1,265	$1,320	$1,050	3.1%

Equity Securities - 28.7% (b)
Affinion Group, Inc. (c)	Media: Advertising, Printing & Publishing		13	$689	$50	0.2%
Aspire Holdings (c)	Energy: Oil & Gas		26	551	40	0.1%
Aspect Software, Inc. (c) (g)	Telecommunications		8	244	331	1.0%
Education Management, LLC (c)	Services: Consumer		2,530	4	-	0.0%
NII Holdings, Inc. (a) (c)	Telecommunications		17	768	36	0.1%
Total Common Stock				2,256	457	1.4%

Ansgar Media, LLC - Class B Units (c) (d) (e)	Media: Broadcasting & Subscription		-	-	3,519	10.4%
Total Preferred Stock				-	3,519	10.4%

GeoCommerce, Inc. (c)	Technology		875	1,883	3,684	11.0%
Nuverra Environmental Solutions, Inc. (c)	Environmental Industries		61	-	10	0.0%
Nima, LLC (c)	Consumer Electronics		2,000	1,000	2,000	5.9%
Education Management, LLC (c)	Services: Consumer		1,554	876	-	0.0%
Total Warrants				3,759	5,694	16.9%

Sub Total Equity Securities				$6,015	$9,670	28.7%

U.S. Government Securities - 21.3% (b)
U.S. Treasury Bill		0.63%, 8/31/2017	$800	$799	$799	2.4%
U.S. Treasury Bill		0.75%, 10/31/2017	1,600	1,599	1,598	4.8%
U.S. Treasury Bill		0.75%, 8/15/2019	1,710	1,700	1,684	5.0%
U.S. Treasury Bill		0.63%, 11/30/2017	1,700	1,699	1,696	5.0%
U.S. Treasury Bill		0.75%, 4/15/2018	1,400	1,398	1,396	4.1%
Sub Total U.S. Government Securities			$7,210	$7,195	$7,173	21.3%

Investments - Money Market - 0.5% (b)
Investments - U.S. Bank Money Market		0.10%	$34	$34	$34	0.1%
Investments - Wells Fargo Money Market		0.01%	123	123	123	0.4%
Sub Total Investments - Money Market			$157	$157	$157	0.5%

TOTAL INVESTMENTS - 120.2% (b)				$41,582	$40,502	120.2%

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

(i) On December 31, 2016, the bankruptcy court entered an order confirming the plan of reorganization of UCI International, LLC according to which the holders of senior unsecured notes will receive new common stock at the rate of $21.94 per $1,000 par value of notes. The Fund received notification of delivery of shares on April 10, 2017.

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2017

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

On August 9, 2011, we filed a registration statement on Form N-2 to sell up to 75,000,000 shares of common stock, $0.001 par value per share, at an initial public offering price of $10.00 per share. The registration statement was declared effective by the SEC on March 1, 2012. We commenced operations when we raised gross offering proceeds of over $1.0 million, all of which was from persons who were not affiliated with us or our Manager by one year from the date the registration statement was declared effective by the SEC. Prior to the successful satisfaction of that condition, all subscription payments were placed in an account held by the escrow agent, UMB Bank, N.A., in trust for the benefit of our subscribers, pending release to us. We achieved the minimum offering requirement on July 10, 2012 and commenced operations on such date. As of June 30, 2017, we issued 6.7 million shares of common stock, including 0.6 million shares under our distribution reinvestment plan (“DRIP”), less 0.3 million shares redeemed under our tender offer. Gross proceeds from our common stock issuances total $66.1 million, including $5.3 million under our DRIP less $2.9 million paid to redeem shares in our prior quarterly tender offers.

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Fund included herein were prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, necessary for a fair presentation of the results for the interim period. The statement of assets and liabilities at December 31, 2016 has been derived from our audited financial statements at that date but does not include all disclosures as required by U.S. GAAP. This Form 10-Q should be read in conjunction with the Fund’s Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on June 2, 2017. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2017.

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

Prepaid Interest from Investments

The Fund receives prepaid interest when it makes direct senior secured first lien loans. The total prepaid interest of $549 and $779 at June 30, 2017 and December 31, 2016, respectively (in thousands) is comprised of $197 and $333, respectively, from Nima, LLC; $68 and $258, respectively, from GeoCommerce, Inc.; $69 and $188, respectively, from Ansgar Media, LLC; $79 and zero, respectively, from Digital Golf Technologies, LLC; and $136 and zero, respectively, from Vieste Group, LLC.

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

New Accounting Pronouncements

In October 2016, the SEC adopted new rules and amended existing rules (together, “final rules”) intended to modernize the reporting and disclosure of information by registered investment companies. In part, the final rules amend Regulation S-X and require standardized, enhanced disclosures about derivatives in investment company financial statements, as well as other amendments. The compliance date for the amendments to Regulation S-X is August 1, 2017. Management is currently evaluating the impact that the adoption of the amendments to Regulation S-X will have on the Fund’s financial statements and related disclosures.

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

 In August 2014, FASB issued ASU No. 2014-15, Presentation of Financial Statements- Going Concern (Subtopic 205-40) ("ASU 2014-15"). ASU 2014-15 requires management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period, including interim periods, (3) provide principles for considering the mitigating effect of Management's plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of Management's plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for any annual periods and interim periods thereafter. We adopted the provisions of ASU 2014-15 in 2016. The adoption of ASU 2014-15 did not require any additional disclosures in our financial statements.

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

Our total investment income was $1.0 million and $2.0 million for the three and six months ended June 30, 2017, respectively, as compared to $0.7 million and $1.4 million for the three and six months ended June 30, 2016, respectively. The increase in 2017 as compared to 2016 was attributable to the increase in interest income and fee income from direct lending investments in senior secured notes. At June 30, 2017, the weighted average coupon yield was 11.7%, as compared to 8.6% at June 30, 2016. This coupon yield is for the non-defaulted and non-equity positions. Based on current and prior three quarters’ net assets, average net assets as of June 30, 2017 were $36.9 million, as compared to $32.0 million as of June 30, 2016.

For the six months ended June 30, 2017, seventeen of the investments in the portfolio did not accrue interest as either the investment is an equity security or the issuers were in default of the coupon payment for more than the thirty-day grace period. Interest income was accrued through the date of the last coupon payment received for the debt investments. The following table presents those seventeen investments:

Portfolio Company	Asset Type	Investment Coupon Rate	Maturity Date
Affinion Group, Inc. (2)	Equity – Common Stock	-	-
Ansgar Media, LLC - Class B Units	Equity – Preferred Stock	-	-
Aspect Software, Inc. (3)	Equity – Common Stock	-	-
Aspire Holdings (1)	Equity – Common Stock	-	-
Digital Golf Technologies, LLC	Warrant	-	-
Education Management, LLC (4)	Equity – Common Stock	-	-
Education Management, LLC (4)	Warrant	-	-
GeoCommerce, Inc.	Warrant	-	-
Gymboree Corp.	Senior Unsecured Debt	9.13%	December 1, 2018
Logan's Roadhouse, Inc. (7)	Equity – Common Stock	-	-
NII Holdings, Inc. (5)	Equity – Common Stock	-	-
Nima, LLC	Warrant	-	-
Nuverra Environmental Solutions, Inc.	Senior Secured Second Lien Debt	10.00%	April 15, 2021
Nuverra Environmental Solutions, Inc. (6)	Warrant	-	-
Saratoga Resources, Inc. (9)	Senior Secured Second Lien Debt	12.50%	July 1, 2016
UCI International, Inc. (8)	Equity – Common Stock	-	-
Vieste Group, LLC	Warrant	-	-

(1)	Converted from exchange of 12.00% Endeavour International Corp first lien bonds.
(2)	Received in exchange of 13.50% senior subordinated bonds.
(3)	Converted from exchange of 3.00% PIK senior unsecured convertible notes.
(4)	Received in exchange of 15.00% Cash/PIK bonds.
(5)	Received in exchange of 10.00% senior unsecured debt.
(6)	Received early exchange fees in form of warrants for participating in the exchange offer.
(7)	The company filed for bankruptcy in Delaware on August 8, 2016 and is in the final stages of restructuring. The Fund participated in DIP financing as part of the company’s restructuring process during bankruptcy and has received a PIK Second Lien Exit Facility T/L in exchange. On April 28, 2017, the remaining unexchanged bonds were converted to equity.
(8)	Received in exchange of 8.625% senior unsecured notes.
(9)	Saratoga Resources 12.50% senior secured second lien bonds are in maturity default.

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

The investment portfolio is recorded on a trade date basis. The Fund determines the net asset value of its investment portfolio each quarter. Securities that are publicly-traded are valued at the reported closing price on the valuation date. Eleven investments were valued using the closing market price at period end June 30, 2017.

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

The following table presents investments that are not publically-traded or have no closing market price, as of June 30, 2017.

Portfolio Company	Asset Type	Investment Coupon Rate	Maturity Date
Ansgar Media, LLC - Class B Units	Equity – Preferred Stock	-	-
Ansgar Media, LLC	Senior Secured First Lien Debt	12.00%	January 11, 2018
Ansgar Media, LLC	Senior Secured First Lien Debt	12.00%	September 18, 2017
Ansgar Media, LLC	Senior Secured First Lien Debt	12.00%	October 24, 2018
Ansgar Media, LLC	Senior Secured First Lien Debt	12.00%	October 27, 2018
Aspire Holdings (1)	Equity – Common Stock	-	-
Aspect Software, Inc. (2)	Equity – Common Stock	-	-
Claire's Stores, Inc. Term Loan (3)	Senior Secured First Lien Debt	9.00%	September 20, 2021
CLSIP LLC Term Loan (3)	Senior Secured First Lien Debt	9.00%	September 20, 2021
Claire’s (Gibraltar) Holdings Limited Term Loan (3)	Senior Unsecured Debt	9.00%	September 20, 2021
Colt Defense, LLC (4)	Senior Unsecured Debt	8.00%	July 12, 2021
Digital Golf Technologies, LLC	Senior Secured First Lien Debt	13.00%	January 11, 2020
Digital Golf Technologies, LLC	Warrant	-	-
Education Management LLC	Equity – Common Stock	-	-
Education Management LLC	Warrant	-	-
GeoCommerce, Inc.	Senior Secured First Lien Debt	12.00%	April 27, 2018
GeoCommerce, Inc.	Senior Secured First Lien Debt	12.00%	May 15, 2018
GeoCommerce, Inc.	Senior Secured First Lien Debt	12.00%	October 14, 2018
GeoCommerce, Inc.	Senior Secured First Lien Debt	12.00%	December 21, 2018
GeoCommerce, Inc.	Warrant	-	-
Logan's Roadhouse, Inc. (5)	Equity – Common Stock	-	-
Logan's Roadhouse, Inc. PIK Exit Facility Term Loan (5)	Senior Secured Second Lien Debt	9.50%	November 23, 2020
Nima, LLC	Senior Secured First Lien Debt	12.00%	May 20, 2018
Nima, LLC	Senior Secured First Lien Debt	12.00%	August 11, 2018
Nima, LLC	Senior Secured First Lien Debt	12.00%	November 2, 2018
Nima, LLC	Senior Secured First Lien Debt	12.00%	December 21, 2018
Nima, LLC	Senior Secured First Lien Debt	12.00%	February 16, 2019
Nima, LLC	Senior Secured First Lien Debt	12.00%	April 6, 2019
Nima, LLC	Senior Secured First Lien Debt	12.00%	June 19, 2019
Nima, LLC	Warrant	-	-
Nuverra Environmental Solutions, Inc. (6)	Warrant	-	-
UCI International, Inc. (7)	Equity – Common Stock	-	-
Vieste Group, LLC	Senior Secured First Lien Debt	13.00%	April 7, 2019
Vieste Group, LLC	Warrant	-	-

(1)	Converted from exchange of 12.00% Endeavour International Corp, senior secured first lien debt.
(2)	The original 10.63% senior secured second lien notes due on May 15, 2017 defaulted. As part of Aspect’s bankruptcy and planned reorganization process, the Fund participated in a rights offering to purchase a new 3.00% PIK senior unsecured convertible note maturing on May 23, 2023 in an effort to facilitate recovery of its previous investment in the senior secured lien notes in Aspect. On November 25, 3.00% PIK senior unsecured convertible notes were exchanged out for mandatory conversion to shares of common stock of Aspect Software Parent, Inc. at a rate of 1/30 i.e. one common share per $30.00 in principal amount of notes outstanding.
(3)	On September 20, 2016, all of 10.50% senior subordinated notes and 8.88% senior secured second lien notes were exchanged for 9.00% of Claire’s Stores, Inc. Term Loan, CLSIP Term Loans and of Claire’s Gibralter Term Loans.
(4)	On January 19, 2016, there was a mandatory exchange offer to exchange all of the 8.75% senior unsecured notes to 8.00% PIK third lien notes.
(5)	The company filed for bankruptcy in Delaware on August 8, 2016 and is in the final stages of restructuring. The Fund participated in DIP financing as part of the company’s restructuring process during bankruptcy and has received a PIK second lien exit facility T/L in exchange. On April 28, 2017, the remaining unexchanged bonds were converted to equity.
(6)	On March 11, 2016, the company announced that it had entered into a privately negotiated Restructuring Support Agreement with holders of more than 80% of the Company’s 2018 unsecured Senior Notes to initiate a proposed debt restructuring plan. The fund received early exchange fees in form of warrants for participating in the exchange offer.
(7)	On June 2, 2016, UCI International, LLC and certain of its affiliates filed voluntary petitions for relief under Chapter 11 Bankruptcy in the District of Delaware. As per the Plan of Reorganization and based on Rank contribution being reached, the fund received 30,714 shares of the company on March 29, 2017.

Securities that are not publicly-traded are valued at fair value as determined in good faith by the Management, or a committee thereof, and submitted to the Board of Directors or a committee thereof, for review. In connection with that determination, the Manager prepares portfolio company valuations using relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, the most recent portfolio company financial statements and forecasts, and valuations prepared by third-party valuation services. With respect to investments for which market quotations are not readily available, the Fund undertakes a multi-step valuation process each quarter, as described below:

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

The following table presents fair value measurements of investments, by major class, as of June 30, 2017 per the fair value hierarchy (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Investments – Money Market	$20	$—	$—	$20
Senior Secured First Lien Debt	—	584	18,672	19,256
Senior Secured Second Lien Debt	—	291	170	461
Senior Unsecured Debt	—	1,245	331	1,576
Senior Subordinated Debt	—	1,072	—	1,072
Equity Securities	—	187	21,191	21,378
Total	$20	$3,379	$40,364	$43,763

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

There was one transfer from Level 2 to Level 3 for the six months ended June 30, 2017. The transfer was UCI International, Inc. 8.63% senior unsecured debt, due February 15, 2019, which was converted to equity. There was one transfer from Level 3 to Level 2 for the six months ended June 30, 2017. The transfer was Nuverra Environmental Solutions, Inc. 10% senior secured second lien debt, due April 15, 2021. There were five transfers from Level 2 to Level 3 for the year ended December 31, 2016. Transfers were Claire’s Stores, Inc. Term Loan 9.00% senior secured first lien debt, due September 20, 2021; CLSIP, LLC Term Loan 9.00% senior secured first lien debt, due September 20, 2021; Claire’s (Gibraltar) Holdings Limited Term Loan 9.00% senior unsecured debt, due September 20, 2021; Nuverra Environmental Solutions, Inc. senior secured second lien debt 12.50%, due April 15, 2022; and Logan’s Roadhouse, Inc. 10.75% senior secured second lien debt, due October 15, 2017, which will be converted to senior secured term loans once the company’s restructuring completes. There was one transfer from Level 3 to Level 2 for the year ended December 31, 2016. The transfer was Affinion Group, Inc. common stock equity.

During the six months ended June 30, 2017, the following were the transfers in or out of levels (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Debt	$—	$—	$—	$—
Senior Secured Second Lien Debt	—	269	(269)	—
Senior Unsecured Debt	—	(238)	—	(238)
Equity Securities	—		238	238
Total	$—	$31	$(31)	$—

During the year ended December 31, 2016, the following were the transfers in or out of levels (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Debt	$—	$(533)	$533	$—
Senior Secured Second Lien Debt	—	(356)	356	—
Senior Unsecured Debt	—	(188)	188	—
Equity Securities	—	51	(51)	—
Total	$—	$(1,026)	$1,026	$—

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

 Changes in Level 3 assets measured at fair value for the six months June 30, 2017 are as follows (dollars in thousands):

	Fair Value at December 31, 2016	Transfers in / (out)	Reclassification	Purchases (Sales and Settlement)(1)	Amortization and Accretion of Fixed Income Premiums and Discounts	Realized and Unrealized Gains (Losses)	Fair Value at June 30, 2017	Change in Unrealized appreciation (depreciation) for Investments held as of June 30, 2017
Senior Secured First Lien Debt	$14,882	$-	$-	$3,577	$639	$(426)	$18,672	$(426)
Senior Secured Second Lien Debt	518	(269)	(87)	8	1	(1)	170	(1)
Senior Unsecured Debt	325	-	-	-	3	3	331	3
Equity Securities	9,584	238	87	212	-	11,070	21,191	11,070
Total	$25,309	$(31)	$-	$3,797	$643	$10,646	$40,364	$10,646

(1)  Includes purchases of new investments, effects of refinancing and restructurings, PIK interest, net proceeds from investments sold and principal payments received.

Realized and unrealized gains and losses are included in net realized gain (loss) from investments and net unrealized appreciation on investments in the statements of operations. The change in unrealized appreciation for Level 3 investments still held as of June 30, 2017 of $10.6 million is included in net unrealized appreciation on investments in the statements of operations for the six months ended June 30, 2017.

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

The following table provides quantitative information regarding Level 3 fair value measurements as of June 30, 2017 (dollars in thousands):

					Range
	Fair Value	Valuation Technique	Unobservable Input	Mean	Minimum	Maximum
Senior Secured First Lien Debt	$18,672	Discounted Cash Flow analysis / EBITDA multiples / Enterprise Value	Transaction Value Market premium for loan interest rate	$18,672	$18,672	$18,672
Senior Secured Second Lien Debt	170	Liquidation	Transaction Value	170	170	170
Senior Unsecured Debt	331	Liquidation	Transaction Value	331	331	331
Equity Securities	21,191	Income Approach/Market Approach	Transaction Value / Discounted Cash Flows	23,057	21,191	24,923
Total	$40,364

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

The composition of the Fund’s investments as of June 30, 2017, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Investments – Money Market	$20	$20	—%
Senior Secured First Lien Debt	18,465	19,256	44.0
Senior Secured Second Lien Debt	2,435	461	1.1
Senior Unsecured Debt	3,690	1,576	3.6
Senior Subordinated Debt	1,312	1,072	2.4
Equity Securities	8,215	21,378	48.9
Total	$34,137	$43,763	100.0%

The composition of the Fund’s investments as of December 31, 2016, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Investments – Money Market	$157	$157	0.4%
U.S. Government Securities	7,195	7,173	17.7
Senior Secured First Lien Debt	15,734	17,050	42.1
Senior Secured Second Lien Debt	3,053	520	1.3
Senior Unsecured Debt	8,108	4,882	12.0
Senior Subordinated Debt	1,320	1,050	2.6
Equity Securities	6,015	9,670	23.9
Total	$41,582	$40,502	100.0%

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

Due from related party consists of $38,000 of true up for management fees from writing down certain portfolio investments at the end of a quarter in prior quarters, $50,000 in Blue Sky state filing fees by the Fund instead of our Manager, $22,000 in allocation of the Directors and Officers insurance policy costs to our Manager, and $85,000 in expenses related to legal and other operational costs allocated to our Manager instead of the Fund.

 Due diligence fees received by the Fund from the borrowers related to the Fund’s direct lending transactions are remitted to our Manager, VII Peaks Capital, LLC, as the collateral and administrative agent for the loans. Due diligence fees received are not revenues or expenses of the Fund and therefore are not reflected in the financial statements. Fees for the three and six months ended June 30, 2017 totaled $142,500 and $222,500, respectively. Fees for the three and six months ended June 30, 2016 totaled $112,500 and $162,500, respectively.

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

Under the investment advisory agreement, the Manager is entitled to a base management and incentive fee as outlined in the investment advisory agreement with the Fund. The base management fee is 2% of net assets below $100.0 million; 1.75% of net assets between $100.0 million and $250.0 million; and 1.5% of net assets over $250.0 million. For the three months and six months ended June 30, 2017, the Fund incurred $0.2 million and $0.4 million of base management fees, respectively. For the three months and six months ended June 30, 2016, the Fund incurred $0.2 million and $0.3 million of base management fees, respectively.

The incentive fee has two parts. The first part, the subordinated incentive fee on income, is calculated and payable quarterly in arrears based upon the Fund’s “pre-incentive fee net investment income” for the immediately preceding quarter. The subordinated incentive fee on income is 20% of pre-incentive net investment income subject to a quarterly return to investors, expressed as a rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, of 2.0% (8.0% annualized). The second part of the incentive fee, the incentive fee on capital gains, is an incentive fee on capital gains earned on liquidated investments from the portfolio and is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement). This fee equals 20% of the Fund’s incentive fee capital gains, which will equal the Fund’s realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains and incentive fees. For the three months and six months ended June 30, 2017 and 2016, the Fund did not incur any incentive fees related to net investment income or capital gains.

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

On July 10, 2012, the Fund had raised sufficient proceeds to break escrow on its IPO and through June 30, 2017, the Fund has sold 6.7 million shares of common stock for gross proceeds of $66.1 million including the purchases made by the Manager.

During the six months ended June 30, 2017, the Fund did not sell any shares of common stock as its prospectus was not effective. Also, for the six months ended June 30, 2017, there were no treasury shares repurchased.

Note 6. Borrowings

Wells Fargo Credit Facility

On August 4, 2015, the Fund entered an agreement with Wells Fargo Advisors, LLC for a revolving line of credit. The amount the Fund can borrow is based upon the value of cash deposited in an account at Wells Fargo Advisors, LLC and the treasury notes that Wells Fargo purchases, which serve as collateral for the loan. On August 27, 2015, the Fund initially drew down $2.0 million. As of June 30, 2017 and December 31, 2016, the outstanding balance under this credit line was $0.0 million and $6.4 million, respectively.

At the end of March 2017, the Fund began selling the treasury notes that Wells Fargo held as collateral for the line of credit. The line was paid off in April 2017 and the remaining securities held at Wells Fargo were transferred to US Bank, the Fund’s administrator. In May 2017, the line of credit and corresponding collateral account were closed at Wells Fargo.

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

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three and six months ended June 30, 2017 and 2016 (dollars in thousands, except share and per share amounts):

	For the Three Months Ended June 30,	For the Three Months Ended June 30,
	2017	2016
Basic and diluted:
Net increase in net assets resulting from operations	$7,054	$4,128
Weighted average common shares outstanding	6,385,751	6,237,728
Net increase in net assets resulting from operations per share	$1.10	$0.66

	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2017	2016
Basic and diluted:
Net increase in net assets resulting from operations	$11,388	$4,706
Weighted average common shares outstanding	6,368,093	6,217,239
Net increase in net assets resulting from operations per share	$1.79	$0.76

The Fund had no potentially dilutive securities as of June 30, 2017, resulting in the same number of shares for basic and diluted.

Note 8. Tender Offer Program

We do not currently intend to list our shares on any securities exchange and do not expect a public market for them to develop in the foreseeable future. Therefore, shareholders should not expect to be able to sell their shares promptly or at a desired price. Beginning with the fourth calendar quarter of 2013, and on a quarterly basis through June 30, 2015, the Board of Directors approved a tender offer to repurchase shares of our common stock at a price equal to 90% of our offering price on the date of repurchase. In the third quarter of 2015, the Board of Directors decided to suspend the repurchase program, as the Fund was not raising any new capital. When a tender offer is approved by the Board of Directors, we intend to limit the number of shares to be repurchased during any calendar year to 20% of the weighted average number of shares outstanding in the prior calendar year, or 5.0% in each quarter, though the actual number of shares that we offer to repurchase may be less considering the limitations noted above. We will offer to repurchase such shares on each date of repurchase at a price equal to 90% of our offering price. For the six months ended June 30, 2017, no tender offer was approved by the Board of Directors.

The following table reflects certain information regarding the tender offers that we have conducted since January 2015:

For the period ended	Repurchase Date	Shares Repurchased	Percent of Shares Tendered that were Repurchased	Repurchase Price Per Share	Aggregate Consideration For Repurchased Shares (‘000s)*
March 31, 2015	March 30, 2015	5,811	100%	$8.775	$51
June 30, 2015	June 29, 2015	215,935	69%	8.775	1,895
September 30, 2015	September 30, 2015**	—	—	—	—
December 31, 2015	December 31, 2015**	—	—	—	—
March 31, 2016	March 31, 2016**	—	—	—	—
June 30, 2016	June 30, 2016**	—	—	—	—
September 30, 2016	September 30, 2016**	—	—	—	—
December 31, 2016	December 31, 2016**	—	—	—	—
March 31, 2017	March 31, 2017**	—	—	—	—
June 30, 2017	June 30, 2017**	—	—	—	—
$1,946

 * The difference between an increase in treasury capital and aggregate consideration for repurchased shares is allocated to the capital/owners, equity account dealer fees.

**The Board of Directors did not declare a tender offer for the quarters ended September 30, 2015, December 31, 2015, March 31, 2016, June 30, 2016, September 30, 2016, December 31, 2016, March 31, 2017, and June 30, 2017.

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

As of June 30, 2017 and December 31, 2016, the Fund has not accrued any stockholder distributions that were unpaid.

The following table reflects the distributions per share paid or payable in cash or with the DRIP on the Fund’s common stock since January 2015 (dollars in thousands except per share amounts), as well as the source of the distributions:

Source of Distribution by Cash vs. DRIP:

		Net	Realized
		Investment	Gain From	Return of		Paid in
Period	Per Share	Income	Investments	Capital	Total	Cash	DRIP
January 1, 2015 - March 31, 2015	$0.179154	$153	$52	$824	$1,029	$654	$375
April 1, 2015 - June 30, 2015	0.179154	705	163	243	1,111	719	392
July 1, 2015 - September 30, 2015	0.209015	240	142	904	1,286	836	450
October 1, 2015 - December 31, 2015*	0.170315	—	68	996	1,064	685	379
January 1, 2016 – March 31, 2016 **	0.169969	8	—	1,045	1,053	684	369
April 1, 2016 - June 30, 2016***	0.107188	—	—	669	669	452	217
July 1, 2016 - September 30, 2016****	0.214372	305	—	1,042	1,347	934	413
October 1, 2016 - December 31, 2016	0.107186	160	78	439	677	473	204
January 1, 2017 – March 31, 2017	0.160779	226	41	754	1,021	721	300
April 1, 2017 - June 30, 2017	0.160779	358	57	611	1,026	735	291
TOTAL	$1.657911	$2,155	$601	$7,527	$10,283	$6,893	$3,390

* For the period from October 31, 2015 to December 31, 2015, the Fund had a net investment loss of approximately $268 thousand. That amount is reflected on the source of distributions table below in the distributions from paid in capital amount.

** For the period from January 1, 2016 to March 31, 2016, the Fund had a realized loss from investments of approximately $700 thousand. That amount is reflected on the source of distributions table below in the distributions from paid in capital amount.

*** For the period from April 1, 2016 to June 30, 2016, the Fund had a net investment loss of approximately $4 thousand and a realized loss from investments of approximately $12.6 million. These amounts are reflected on the source of distributions table below in the distributions from paid in capital amount.

**** For the period from July 1, 2016 to September 30, 2016, the Fund had a realized loss from investments of approximately $0.04 million. That amount is reflected on the source of distributions table below in the distributions from paid in capital amount.

The following table shows the percentage of our distributions, which have been funded from net investment income, realized capital gains and paid in capital since January 2015:

Percentage of Distributions by Source:

		Net	Realized	Return
		Investment	Gain From	of
Period	Per Share	Income	Investments	Capital
January 1, 2015 - March 31, 2015	0.179154	15%	5%	80%
April 1, 2015 - June 30, 2015	0.179154	63%	15%	22%
July 1, 2015 - September 30, 2015	0.209015	19%	11%	70%
October 1, 2015 - December 31, 2015	0.170315	—%	6%	94%
January 1, 2016 – March 31, 2016	0.169969	1%	—%	99%
April 1, 2016 - June 30, 2016	0.107188	—%	—%	100%
July 1, 2016 - September 30, 2016	0.214372	23%	—%	77%
October 1, 2016 – December 31, 2016	0.107186	24%	11%	65%
January 1, 2017 – March 31, 2017	0.160779	22%	4%	74%
April 1, 2017 - June 30, 2017	0.160779	35%	6%	59%

The following table reflects the sources of the cash distributions on a tax basis that the Fund has paid on its common stock (dollars in thousands) during the six months ended June 30, 2017 and the fiscal years ended December 31, 2016 and 2015:

Source of Distributions:	Six months ended June 30, 2017		Year ended December 31, 2016		Year ended December 31, 2015
Distributions from net investment income	$584	28.5%	$473	12.6%	$830	18.5%
Distributions from realized gains	98	4.8	78	2.1	425	9.5
Distributions from paid In capital	1,365	66.7	3,195	85.3	3,235	72.0
Total	$2,047	100.0%	$3,746	100.0%	$4,490	100.0%

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

When the Fund is able to raise new capital, it incurs offering expenses of 1.5% of the gross offering proceeds. However, the Fund has not been able to raise additional capital since April 2015. The chart below shows the percentages of distributions from net investment income excluding offering costs: (dollars in thousands)

	Offering Expenses	Distribution from Net Investment Income excluding offering costs	% Distribution from Net Investment Income excluding offering costs	% Distributions from Realized Gains excluding offering costs	% Distributions from Paid In Capital excluding offering costs
2017 (January 1-June 30)	$—	$584	28%	5%	67%
2016	$—	$473	13%	2%	85%
2015	$96	$926	21%	9%	70%

Note 10.  Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2017 and 2016:

	For the six months ended June 30, 2017	For the six months ended June 30, 2016

Per share data:
Net asset value, beginning of period	$5.31	$4.61

Results of operations (1)
Net investment income	0.09	-
Net realized gain (loss) on investments	0.02	(2.14)
Net unrealized appreciation on investments	1.68	2.90
Net increase in net assets resulting from operations	1.79	0.76

Stockholder distributions (2)
Distributions from net investment income	(0.09)	-
Distributions from realized gains	(0.02)	-
Distributions from capital	(0.21)	(0.28)

Net decrease in net assets resulting from stockholder distributions	(0.32)	(0.28)

Capital share transactions
Impact from reinvestment of stockholder distributions (3)	0.04	-

Net increase in net assets resulting from capital share transactions	0.04	-
Other (4)	(0.01)	0.05
Net asset value, end of period	$6.81	$5.14

Shares outstanding at end of period	$6,408,752	$6,263,323
Total return (6)	33.29%	15.14%

Ratio/Supplemental data:
Net assets, end of period (in thousands)	$43,614	$32,181
Average net assets (in thousands)	$36,917	$32,004
Ratio of net investment income to average net assets (5) (8)	3.19%	0.02%
Ratio of operating expenses to average net assets (5) (8)	7.63%	8.62%
Portfolio turnover ratio (7)	13.87%	57.54%

(1)	The per share amounts were derived by using the weighted average shares outstanding during the period. There was no expense waiver and reimbursement for the six months ended June 30, 2017 and June 30, 2016.
(2)	The per share data for distributions reflects the actual amount of distributions declared per share during the period.

(3)	The impact from reinvestment of stockholder distributions on a per share basis reflects the incremental net asset value changes as a result of the reinvestment of stockholder distributions.
(4)	Includes the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.
(5)	The ratios are after giving effect to amounts reimbursed by the Manager under an expense reimbursement agreement. See “Note 4 – Related Party Transactions.” For the six months ended June 30, 2017 and 2016, there was no expense waiver and reimbursement.
(6)	Total return is calculated assuming a purchase of shares at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. For the six months ended June 30, 2017 and 2016, there was no expense reimbursement.
(7)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or purchases over the average of the invested assets at fair value. Not annualized.
(8)	Ratios are annualized and calculated based on average net assets using current and prior three quarters’ net assets.

Note 11.  Subsequent Events

On July 20, 2017, the Board of Directors of the Fund declared one monthly distribution and voted to keep the annual distribution rate at 7.35% of the current $8.75 gross offering price. The distribution was to stockholders of record on July 20, 2017 and payable on July 31, 2017.

On August 8, 2017, the Fund received a notice of mandatory conversion of Nuverra Environmental Solutions, Inc. 12.5%/10.0% senior secured second lien notes due 2021 to new common stock at the rate of 22.1683372 stock per $1,000 par value of bond.

On August 10, 2017, the Gymboree Corporation announced solicitation of consents from holders of its 9.125% senior unsecured notes due 2018 pertaining to the first amended joint chapter 11 plan of reorganization. The Fund has decided to accept the plan and submit its consent.

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

The investment portfolio is recorded on a trade date basis. We determine the net asset value of our investment portfolio each quarter. Securities that are publicly-traded are valued at the reported closing price on the valuation date. Eleven of the forty-five investments were valued using the closing market price at period end June 30, 2017.

The following table presents investments that are not publically-traded or have no closing market price, as of June 30, 2017.

Portfolio Company	Asset Type	Investment Coupon Rate	Maturity Date
Ansgar Media, LLC - Class B Units	Equity – Preferred Stock	-	-
Ansgar Media, LLC	Senior Secured First Lien Debt	12.00%	January 11, 2018
Ansgar Media, LLC	Senior Secured First Lien Debt	12.00%	September 18, 2017
Ansgar Media, LLC	Senior Secured First Lien Debt	12.00%	October 24, 2018
Ansgar Media, LLC	Senior Secured First Lien Debt	12.00%	October 27, 2018
Aspire Holdings (1)	Equity – Common Stock	-	-
Aspect Software, Inc. (2)	Equity – Common Stock	-	-
Claire's Stores, Inc. Term Loan (3)	Senior Secured First Lien Debt	9.00%	September 20, 2021
CLSIP LLC Term Loan (3)	Senior Secured First Lien Debt	9.00%	September 20, 2021
Claire’s (Gibraltar) Holdings Limited Term Loan (3)	Senior Unsecured Debt	9.00%	September 20, 2021
Colt Defense, LLC (4)	Senior Unsecured Debt	8.00%	July 12, 2021
Digital Golf Technologies, LLC	Senior Secured First Lien Debt	13.00%	January 11, 2020
Digital Golf Technologies, LLC	Warrant	-	-
Education Management LLC	Equity – Common Stock	-	-
Education Management LLC	Warrant	-	-
GeoCommerce, Inc.	Senior Secured First Lien Debt	12.00%	April 27, 2018
GeoCommerce, Inc.	Senior Secured First Lien Debt	12.00%	May 15, 2018
GeoCommerce, Inc.	Senior Secured First Lien Debt	12.00%	October 14, 2018
GeoCommerce, Inc.	Senior Secured First Lien Debt	12.00%	December 21, 2018
GeoCommerce, Inc.	Warrant	-	-
Logan's Roadhouse, Inc. (5)	Equity – Common Stock	-	-
Logan's Roadhouse, Inc. PIK Exit Facility Term Loan (5)	Senior Secured Second Lien Debt	9.50%	November 23, 2020
Nima, LLC	Senior Secured First Lien Debt	12.00%	May 20, 2018
Nima, LLC	Senior Secured First Lien Debt	12.00%	August 11, 2018
Nima, LLC	Senior Secured First Lien Debt	12.00%	November 2, 2018
Nima, LLC	Senior Secured First Lien Debt	12.00%	December 21, 2018
Nima, LLC	Senior Secured First Lien Debt	12.00%	February 16, 2019
Nima, LLC	Senior Secured First Lien Debt	12.00%	April 6, 2019
Nima, LLC	Senior Secured First Lien Debt	12.00%	June 19, 2019
Nima, LLC	Warrant	-	-
Nuverra Environmental Solutions, Inc. (6)	Warrant	-	-
UCI International, Inc. (7)	Equity – Common Stock	-	-
Vieste Group, LLC	Senior Secured First Lien Debt	13.00%	April 7, 2019
Vieste Group, LLC	Warrant	-	-

(1)	Converted from exchange of 12.00% Endeavour International Corp, senior secured first lien debt.
(2)	The original 10.63% senior secured second lien notes due on May 15, 2017 defaulted. As part of Aspect’s bankruptcy and planned reorganization process, the Fund participated in a rights offering to purchase a new 3.00% PIK senior unsecured convertible note maturing on May 23, 2023 in an effort to facilitate recovery of its previous investment in the senior secured lien notes in Aspect. On November 25, 3.00% PIK senior unsecured convertible notes were exchanged out for mandatory conversion to shares of common stock of Aspect Software Parent, Inc. at a rate of 1/30 i.e. one common share per $30.00 in principal amount of notes outstanding.
(3)	On September 20, 2016, all of 10.50% senior subordinated notes and 8.88% senior secured second lien notes were exchanged for 9.00% of Claire’s Stores, Inc. Term Loan, CLSIP Term Loans and of Claire’s Gibralter Term Loans.
(4)	On January 19, 2016, there was a mandatory exchange offer to exchange all of the 8.75% senior unsecured notes to 8.00% PIK third lien notes.
(5)	The company filed for bankruptcy in Delaware on August 8, 2016 and is in the final stages of restructuring. The Fund participated in DIP financing as part of the company’s restructuring process during bankruptcy and has received a PIK second lien exit facility T/L in exchange. On April 28, 2017, the remaining unexchanged bonds were converted to equity.
(6)	On March 11, 2016, the company announced that it had entered into a privately negotiated Restructuring Support Agreement with holders of more than 80% of the Company’s 2018 unsecured Senior Notes to initiate a proposed debt restructuring plan. The fund received early exchange fees in form of warrants for participating in the exchange offer.
(7)	On June 2, 2016, UCI International, LLC and certain of its affiliates filed voluntary petitions for relief under Chapter 11 Bankruptcy in the District of Delaware. As per the Plan of Reorganization and based on Rank contribution being reached, the Fund received 30,714 shares of the company on March 29, 2017.

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

Portfolio and Investment Activity

During the six months ended June 30, 2017, we made $5.5 million of investments in new and existing portfolio companies and had $13.6 million in aggregate amount of exits, maturities and repayments, resulting in net repayments of $8.1 million for the period. During the six months ended June 30, 2016, we made $23.3 million of investments in new and existing portfolio companies and had $19.1 million in aggregate amount of exits and repayments, resulting in net investments of $4.2 million for the period.

As of June 30, 2017, we have invested an aggregate of approximately $34.2 million in forty-six investment positions in twenty-four portfolio companies. On June 30, 2017, the fair value of our investment positions was $44.3 million (including money market investments and the accrued interest of $0.5 million). As of such date, our estimated gross annual portfolio yield was 11.7% and gross annual portfolio yield to maturity was 11.74% (excluding equity investments and non-accrual investments) based on the purchase price of our investments. The average duration of our debt portfolio was approximately 1.28 years. During the six months ended June 30, 2017, eight T-bills matured, we exited one portfolio company in full and three companies in partial, for aggregate sales proceeds of $13.6 million.

The following table presents three debt investments that had not paid coupon interest as due beyond the thirty-day grace period, as of June 30, 2017. Interest incurred on these investments was recorded through the date that the last coupon payment was received:

Portfolio Company	Asset Type	Investment Coupon Rate	Maturity Date
Gymboree Corp. (1)	Senior Unsecured Debt	9.13%	December 1, 2018
Nuverra Environmental Solutions, Inc.	Senior Secured Second Lien Debt	10.00%	April 15,2021
Saratoga Resources, Inc.	Senior Secured Second Lien Debt	12.50%	July 1, 2016

(1)	On August 10, 2017, the Gymboree Corporation announced solicitation of consents from holders of its 9.125% senior unsecured notes due 2018 pertaining to the first amended joint chapter 11 plan of reorganization. The fund has decided to accept the plan and submit its consent.

The following table presents fourteen equity investments that are non-income producing, as of June 30, 2017:

Portfolio Company	Asset Type	Investment Coupon Rate	Maturity Date
Affinion Group, Inc. (2)	Equity – Common Stock	-	-
Ansgar Media, LLC - Class B Units	Equity – Preferred Stock	-	-
Aspect Software, Inc. (3)	Equity – Common Stock	-	-
Aspire Holdings (1)	Equity – Common Stock	-	-
Education Management, LLC	Equity – Common Stock	-	-
Education Management, LLC (4)	Warrant	-	-
Digital Golf Technologies, LLC	Warrant	-	-
GeoCommerce, Inc.	Warrant	-	-
Logan's Roadhouse, Inc. (7)	Equity – Common Stock	-	-
NII Holdings, Inc. (5)	Equity – Common Stock	-	-
Nima, LLC	Warrant	-	-
Nuverra Environmental Solutions, Inc. (6)	Warrant	-	-
UCI International, Inc.	Equity – Common Stock	-	-
Vieste Group, LLC	Warrant	-	-

(1)	Converted from exchange of 12.00% Endeavour International Corp First Lien Bonds.
(2)	Converted from exchange of 3.00% PIK senior unsecured convertible notes.
(3)	Converted from exchange of 3.00% PIK senior unsecured convertible notes.
(4)	Received in exchange of 15.00% Cash/PIK bonds.
(5)	Received in exchange of 10.00% senior unsecured debt.
(6)	Received early exchange fees in form of warrants for participating in the exchange offer.
(7)	The company filed for bankruptcy in Delaware on August 8, 2016. The Fund participated in DIP financing as part of the company’s restructuring process during bankruptcy and has received a PIK Second Lien Exit Facility T/L in exchange. On April 28, 2017, the remaining unexchanged bonds were converted to equity.

The following table shows the weighted average yield of our portfolio composition based on fair value at June 30, 2017:

	At June 30, 2017
	Percentage of Total Portfolio	Weighted Average Current Coupon Yield
Investments – Money Market	—%	—%
Senior Secured First Lien Debt	44.0	11.9
Senior Secured Second Lien Debt	1.1	9.5
Senior Unsecured Debt	3.6	11.1
Senior Subordinated Debt	2.4	9.3
Equity Securities	48.9	n/a
Total	100.0%	11.7	%*

* 11.7% yield is on non-defaulted, non-equity positions and excludes money market investments.

As of June 30, 2017, our non-defaulted, non-equity portfolio had a yield to maturity of 11.74%, and an average duration of 1.28 years.

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

As of December 31, 2016, our non-defaulted, non-equity portfolio had a yield to maturity of 8.6%, and an average duration of 1.60 years.

The following table shows the portfolio composition by industry grouping at fair value at June 30, 2017 (dollars in thousands):

	At June 30, 2017
	Investments at Fair Value	Percentage of Total Portfolio
Media: Broadcasting & Subscription	$13,732	31.4%
Technology	11,718	26.8
Consumer Electronics	11,550	26.4
Renewable Energy	1,474	3.4
Services: Consumer	1,235	2.8
Healthcare & Pharmaceuticals	1,072	2.4
Retail	732	1.7
Telecommunications	577	1.3
Aerospace and Defense	542	1.2
Automobile	364	0.8
Environmental Industries	289	0.7
Beverage, Food & Tobacco	256	0.6
Media: Advertising, Printing & Publishing	174	0.4
Energy: Oil & Gas	28	0.1
Investments - Money Market	20	0.0
Total	$43,763	100.0%

The following table shows the portfolio composition by industry grouping at fair value at December 31, 2016 (dollars in thousands):

	At December 31, 2016
	Investments at Fair Value	Percentage of Total Portfolio
Media: Broadcasting & Subscription	$10,418	25.7%
Technology	7,684	19.0
U.S. Government	7,173	17.7
Consumer Electronics	6,500	16.0
Aerospace and Defense	2,124	5.3
Energy: Oil & Gas	1,460	3.6
Services: Consumer	1,428	3.5
Retail	1,084	2.7
Healthcare & Pharmaceuticals	1,050	2.6
Telecommunications	607	1.5
Environmental Industries	279	0.7
Beverage, Food & Tobacco	249	0.6
Automobile	238	0.6
Investments – Money Market	157	0.4
Media: Advertising, Printing & Publishing	51	0.1
Total	$40,502	100.0%

Our fair value of total investments was $43.8 million as of June 30, 2017 as compared to $40.5 million as of December 31, 2016. The increase in the fair value of our investments was attributable to two factors: a) increase in the valuation estimate of Ansgar Media LLC Class B units based on a company equity valuation of $28 million; b) increase in the valuation estimate of Nima LLC warrants based on a company equity valuation of $28 million

Discussion and Analysis of Results of Operations

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

Operating results for the three and six months ended June 30, 2017 and 2016 were as follows (dollars in thousands):

	For the Three Months Ended June 30, 2017	For the Three Months Ended June 30, 2016
Total investment income	$1,002	$739
Total operating expenses	644	743
Net investment income (loss)	358	(4)
Net realized gain (loss) from investments	57	(12,603)
Net unrealized appreciation on investments	6,639	16,735

Net increase in net assets resulting from operations	$7,054	$4,128

	For the Six Months Ended June 30, 2017	For the Six Months Ended June 30, 2016
Total investment income	$1,981	$1,376
Total operating expenses	1,397	1,373
Net investment income	584	3
Net realized gain (loss) from investments	98	(13,303)
Net unrealized appreciation on investments	10,706	18,006

Net increase in net assets resulting from operations	$11,388	$4,706

Revenues

We generated investment income of $1.0 million and $2.0 million for the three and six months ended June 30, 2017, respectively, as compared to $0.7 million and $1.4 million for the three and six months ended June 30, 2016, respectively. Interest revenue was $1.0 million and $2.0 million for the three and six months ended June 30, 2017, respectively, as compared to $0.7 million and $1.3 million for the three and six months ended June 30, 2016, respectively. The increase in interest revenue in 2017 as compared to 2016 was attributable to higher yield earned on investments in senior secured notes of Ansgar Media, LLC, GeoCommerce, Inc., Nima, LLC, Vieste Group, LLC and Digital Golf Technologies, LLC, partially offset by an increase in debt investments placed on non-accrual status and restructuring of certain debt investments into equity investments. Fee income was $0.1 million and $0.1 million for the three and six months ended June 30, 2017, respectively, as compared to $0.01 million and $0.03 million for the three and six months ended June 30, 2016, respectively. The increase in fee income in 2017 as compared to 2016 was attributable to higher amount of investments in direct lending deals that earn 3% origination fee, which is being amortized over the term of the loan.

Interest from debt investments is in the form of interest and fees earned on senior secured loans, senior secured notes, subordinated debt, senior unsecured debt and collateralized securities in our debt portfolio. Our debt portfolio constituted approximately 51.1% of investment portfolio at June 30, 2017 (excluding money market investments). The level of interest income we receive is directly related to the balance of collectible income producing investments multiplied by the coupon rate of our investments, offset by debt investments held in non-accrual status. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases. The average balance of the debt portfolio during the six months ended June 30, 2017 was lower than the six months ended June 30, 2016, which was attributable to – 1) increase in debt investments placed on non-accrual status and restructuring of certain debt investments into equity investments.; and 2) In the money warrants and/or other equity securities received while making direct lending investments in companies like Ansgar Media LLC, Geocommerce, Inc., Nima LLC, Digital Golf Technologies, LLC and Vieste Group, LLC. At June 30, 2017, the weighted average coupon yield of our debt investments was 11.7% as compared to 8.6% at June 30, 2016. Based on current and prior three quarters’ net assets, average net assets as of June 30, 2017 were $36.9 million, as compared to $32.0 million as of June 30, 2016.

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

Expenses

The composition of our operating expenses for the three and six months ended June 30, 2017 and 2016 was as follows (dollars in thousands):

	For the three months ended June 30, 2017	For the three months ended June 30, 2016

Professional fees	$155	$294
Director fees	11	11
Insurance	33	29
Interest expense	10	52
Management fees – related parties	218	161
Administrative services – related parties	66	54
General and administrative (includes CFO salary and related party travel expenses)	116	104
Transfer agent fees	35	38
Total operating expenses	$644	$743

	For the six months ended June 30, 2017	For the six months ended June 30, 2016

Professional fees	$402	$472
Director fees	19	19
Insurance	66	56
Interest expense	58	127
Management fees – related parties	403	303
Administrative services – related parties	132	108
General and administrative (includes CFO salary and related party travel expenses)	244	222
Transfer agent fees	73	66
Total operating expenses	$1,397	$1,373

For the three months ended June 30, 2017 and 2016, our operating expenses were $0.6 million and $0.7 million, respectively. Included within general and administrative expenses for the three months ended June 30, 2017 and 2016, were $0.04 million and $0.03 million, respectively, for the cost of our chief financial officer’s salary reimbursed to the Manager. Also included within general and administrative expenses for the three months ended June 30, 2017 and 2016, were $0.01 million and $0.01 million, respectively, for related party travel expenses reimbursed to the Manager. For the six months ended June 30, 2017 and 2016, our operating expenses were $1.4 million and $1.4 million, respectively. Included within general and administrative expenses for the three months ended June 30, 2017 and 2016, were $0.08 million and $0.06 million, respectively, for the cost of our chief financial officer’s salary reimbursed to the Manager. Also included within general and administrative expenses for the three months ended June 30, 2017 and 2016, were $0.03 million and $0.02 million, respectively, for related party travel expenses reimbursed to the Manager.

Management fees for the three and six months ended June 30, 2017 and 2016, remain at 2% of the net asset value. The offering costs are consistent at 1.5% of the gross closing proceeds for the three and six months June 30, 2017 and 2016. However, since the Fund has not been open to new investments, there has not been any offering costs expense since June 30, 2015.

The decrease in professional fees is due to reduced legal fees in 2017 as compared to 2016 in conjunction with the settlement of UCI International legal matter and legal costs related to conversion of the Fund to an Interval Fund.

Net Investment Income

Our net investment income (loss) totaled $0.4 million and $(0.004) million for the three months ended June 30, 2017 and 2016, respectively. Our net investment income totaled $0.6 million and $0.003 million for the six months ended June 30, 2017 and 2016, respectively. For the three months ended June 30, 2017 and 2016, total investment income was $1.0 million and $0.7 million, respectively. For the same periods, the total investment income included $0.1 million and $0.01 million of non-recurring fees, respectively. For the six months ended June 30, 2017 and 2016, total investment income was $2.0 million and $1.4 million, respectively. For the same periods, the total investment income included $0.1 million and $0.03 million of non-recurring fees, respectively.

The increase in net investment income for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 was primarily due to the positive returns posted by almost all of the fixed income sectors in 2017, and additional direct lending investments in the senior secured first lien notes that earn high yield and also a fee income in form of 3% origination fees. For the three months ended June 30, 2017 and 2016, total operating expenses were $0.6 million and $0.7 million, respectively. For the six months ended June 30, 2017 and 2016, total operating expenses were $1.4 million and $1.4 million, respectively.

Net Realized Gains or Losses from Investments

For the three and six months ended June 30, 2017, we had $7.8 million and $13.6 million of sales, maturities, write-offs and principal repayments, resulting in $0.1 million and $0.1 million of realized gains, respectively. For the three and six months ended June 30, 2016, we had $14.7 million and $19.1 million of sales, maturities, write-offs and principal repayments, resulting in $12.6 million and $13.3 million of realized losses, respectively.

Net Change in Unrealized Appreciation or Depreciation on Investments

For the three and six months ended June 30, 2017, we experienced $6.6 million and $10.7 million of unrealized appreciation, respectively. For the three and six months ended June 30, 2016, we experienced $16.7 million and $18.0 million of unrealized appreciation, respectively. Although we experienced high unrealized appreciation in 2017 due to increased valuation estimates of GeoCommerce, Inc, Nima, LLC and Ansgar, LLC, and also because of receipt of in-the-money warrants from investments in Digital Golf Technologies, LLC and Vieste Group, LLC, the appreciation was not as high as in 2016, which was primarily due to the reclassification of $10.4 million in unrealized depreciation as realized loss.

The unrealized appreciation during the six months ended June 30, 2017 has been partially offset by a number of positions that either initiated a restructuring of their indebtedness (either in Chapter 11 bankruptcy or prepackaged bankruptcy) or announced that they were considering a restructuring. Such announcements generally reduce liquidity in the secondary market creating greater mispricing in underlying bonds. Until the bankruptcy or other restructuring process is complete, it becomes difficult to ascertain whether some of these positions will result in a loss of principal or full recovery of principal given their position in the capital structure of the issuer and the underlying asset values. Generally, we expect much higher recoveries or full payment for senior secured first lien type bonds, as compared to senior secured second lien or unsecured bonds for defaulted bonds.

Changes in Net Assets from Operations

For the three and six months ended June 30, 2017, we recorded a net increase in net assets resulting from operations of $7.1 million and $11.4 million, respectively. For the three and six months ended June 30, 2017, this increase is mainly due to net unrealized appreciation of $6.6 million and $10.7 million, respectively, net investment income of $0.4 million and $0.6 million, respectively, and net realized gains from investments of $0.1 million and $0.1 million, respectively, on our portfolio investments. The increase in 2017 is largely due to increase in the valuation of Class B units of Ansgar Media, LLC and warrants of Nima, LLC and in-the-money warrants received through new investments in senior secured first lien notes of Vieste Group, LLC. Overall, the portfolio experienced a market value increase, with an increase in net unrealized appreciation on investments of $6.6 million and $10.7 million, respectively, for the three and six months ended June 30, 2017. Based on 6,385,751 and 6,368,093 weighted average common shares outstanding for the three and six months ended June 30, 2017, respectively, our per share net increase in net assets resulting from operations was $1.10 and $1.79, respectively.

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

Liquidity and Capital Resources

On August 4, 2015, we entered an agreement with Wells Fargo Advisors, LLC for obtaining a revolving line of credit. The amount we can borrow is based upon the value of cash deposited in an account at Wells Fargo Advisors, LLC and the treasury notes that Wells Fargo purchases, which serve as collateral for the loan. On August 27, 2015, we initially drew down $2.0 million. As of June 30, 2017 and December 31, 2016, the outstanding balance under this credit line was $0.0 million and $6.4 million, respectively.

At the end of March 2017, the Fund began selling the treasury notes that Wells Fargo held as collateral for the line of credit. The line was paid off in April 2017 and the remaining securities held at Wells Fargo were transferred to US Bank, the Fund’s administrator. In May 2017, the line of credit and corresponding collateral account were closed at Wells Fargo.

We generate cash primarily from cash flows from fees, interest and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. On July 10, 2012, we satisfied our minimum offering requirement of raising gross offering proceeds in excess of $1.0 million from persons who are not affiliated with us or our Manager, and commenced operations. As of June 30, 2017, we had issued 6.7 million shares of common stock, including 0.6 million shares under our distribution reinvestment plan (“DRIP”) less 0.3 million shares redeemed under our tender offer. As of June 30, 2017, we had received gross proceeds from our continuous offering of total $66.1 million, including $5.3 million under our DRIP less $2.9 million paid to redeem shares in our prior quarterly tender offers.

When our registration statement becomes effective, we will sell our shares on a continuous basis. On May 23, 2016, our Board of Directors and the Pricing Committee of the Board made a final decision to approve a price reduction from $9.25 to $8.75 per share. On November 24, 2015, our Board of Directors and the Pricing Committee of the Board had approved a price reduction from $9.75 to $9.25 per share effective for our next closing date and next declared distribution date. To the extent that our net asset value per share increases, we will sell at a price necessary to ensure that our shares are not sold at a price, after deduction of selling commissions and dealer manager fees that is below our net asset value per share. However, since April 30, 2015, we have not been able to sell any shares in our continuous offering because our registration statement has been under review by the SEC.

For the six months ended June 30, 2017, we experienced a net decrease in money market investments of $0.1 million. For the six months ended June 30, 2017, approximately $7.8 million was used for our financing activities, which primarily consisted of $8.6 million repayments of the priority credit line and $1.4 million in distributions, partially offset by $2.2 million received through the priority credit line. We generated approximately $7.8 million of cash provided by our operating activities mainly as the result of the receipt of proceeds from the sale of, repayment of and principal payments on portfolio debt investments of $13.6 million, partially offset by the purchase of new portfolio debt investments of $5.5 million.

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

Based upon our current level of operations, we estimate that about 66.7% of our distributions will constitute a return of capital. Our distributions historically have not been based on our investment performance. Prior to September 2013, our distributions were supported by our Manager in the form of operating expense support payments to us, and a portion of our distributions constituted a return of capital. Since September 2013, we have not had an expense support agreement with our Manager and as a result a greater portion of our distributions have constituted a return of capital. A return of capital generally is a return of your investment rather than a return of earnings or gains derived from our investment activities constitutes the return of capital previously paid to us for shares of our common stock.

The following table shows the percentage of our distributions which have been funded from net investment income, realized capital gains and paid in capital since January 2015:

		Net	Realized	Return
		Investment	Gain From	of
Period	Per Share	Income	Investments	Capital
January 1, 2015 - March 31, 2015	0.179154	15%	5%	80%
April 1, 2015 - June 30, 2015	0.179154	63%	15%	22%
July 1, 2015 - September 30, 2015	0.209015	19%	11%	70%
October 1, 2015 - December 31, 2015 *	0.170315	—%	6%	94%
January 1, 2016 – March 31, 2016 **	0.169969	1%	—%	99%
April 1, 2016 – June 30, 2016***	0.107188	—%	—%	100%
July 1, 2016 – September 30, 2016****	0.214372	23%	—%	77%
October 1, 2016 – December 31, 2016	0.107186	24%	11%	65%
January 1, 2017 – March 31, 2017	0.160779	22%	4%	74%
April 1, 2017 – June 30, 2017	0.160779	35%	6%	59%

* For the period from October 31, 2015 to December 31, 2015, the Fund had a net investment loss of approximately $268 thousand. That amount is reflected on the source of distributions table below in the distributions from paid in capital amount.

** For the period from January 1, 2016 to March 31, 2016, the Fund had a realized loss from investments of approximately $700 thousand. That amount is reflected on the source of distributions table below in the distributions from paid in capital amount.

*** For the period from April 1, 2016 to June 30, 2016, the Fund had a net investment loss of approximately $4 thousand and a realized loss from investments of approximately $12.6 million. These amounts are reflected on the source of distributions table below in the distributions from paid in capital amount.

**** For the period from July 1, 2016 to September 30, 2016, the Fund had a realized loss from investments of approximately $0.04 million. That amount is reflected on the source of distributions table below in the distributions from paid in capital amount.

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

The following table reflects the sources of the cash distributions on a tax basis that the Fund has paid on its common stock (dollars in thousands) during the six months ended June 30, 2017 and fiscal years ended December 31, 2016 and 2015:

Source of Distributions:	Six months ended June 30, 2017		Year ended December 31, 2016		Year ended December 31, 2015
Distributions from net investment income	$584	28.5%	$473	12.6%	$830	18.5%
Distributions from realized gains	98	4.8	78	2.1	425	9.5
Distributions from paid In capital	1,365	66.7	3,195	85.3	3,235	72.0
Total	$2,047	100.0%	$3,746	100.0%	$4,490	100.0%

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

When the Fund is able to raise new capital, it incurs offering expenses of 1.5% of the gross offering proceeds. However, the Fund has not been able to raise additional capital since April 2015. The chart below shows the percentages of distributions from Net Investment Income excluding offering costs:

	Offering Expenses	Distribution from Net Investment Income excluding offering costs	% Distribution from Net Investment Income excluding offering costs	% Distributions from Realized Gains excluding offering costs	% Distributions from Paid In Capital excluding offering costs
2017 (January 1 – June 30)	$—	$584	28%	5%	67%
2016	$—	$473	13%	2%	85%
2015	$96	$926	21%	9%	70%

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

Due from related party consists of $38,000 of true up for management fees from writing down certain portfolio investments at the end of a quarter in prior quarters, $50,000 in Blue Sky state filing fees by the Fund instead of our Manager, $22,000 in allocation of the Directors and Officers insurance policy costs to our Manager, and $85,000 in expenses related to legal and other operational costs allocated to our Manager instead of the Fund.

Due diligence fees received by the Fund from the borrowers related to the Fund’s direct lending transactions are remitted to our Manager, VII Peaks Capital, LLC, as the collateral and administrative agent for the loans. Due diligence fees received are not revenues or expenses of the Fund and therefore are not reflected in the financial statements. Fees for the three and six months ended June 30, 2017 totaled $142,500 and $222,500, respectively. Fees for the three and six months ended June 30, 2016 totaled $112,500 and $162,500, respectively

Off-Balance Sheet Arrangements

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

Assuming that our current financial condition were to remain constant and no actions were taken to alter our existing interest rate sensitivity, a 100 basis point move in interest rates up or down from their June 30, 2017 levels would result in an increase or decrease in net asset value of $0.6 million or 1.3%.

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

Change in Internal Control over Financial Reporting

Other than the additional controls noted above, there have been no additional changes in internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the six months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

VII Peaks Co-Optivist Income BDC II, Inc.

Date: August 24, 2017	By	/s/ Gurpreet S. Chandhoke
Gurpreet S. Chandhoke
Chairman of the Board of Directors,
Chief Executive Officer and President
(Principal Executive Officer)

VII Peaks Co-Optivist Income BDC II, Inc.

Date: August 24, 2017	By	/s/ Michelle E. MacDonald
Michelle E. MacDonald
Chief Financial Officer,
Treasurer and Secretary
(Principal Financial Officer and Principal
Accounting Officer)

