Form 10-Q
period 2017-09-30
VII Peaks Co-Optivist Income BDC II, Inc.
filed 2017-11-14
CIK 1527385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☒
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.       ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding as of November 14, 2017 was 6,454,708.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2017

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share data)

	As of
	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS

Investments, at fair value
Non-controlled/non-affiliate investments (cost of $26,683 and $35,575, respectively)	$30,420	$30,977
Affiliate investments (cost of $5,850 and $5,850, respectively)	12,682	9,368
Investments, money market at fair value (cost of $781 and $157, respectively)	781	157
Total investments, at fair value	43,883	40,502
Interest receivable	402	402
Prepaid expenses	20	76
Other assets	50	-
Due from related party, net	198	239
Total assets	44,553	41,219

LIABILITIES
Priority credit line -Wells Fargo	$-	$6,366
Deferred loan fee	246	268
Prepaid interest from investments	397	779
Accounts payable and accrued liabilities	27	124
Total liabilities	670	7,537

Commitments and Contingencies (Note 10)

NET ASSETS
Preferred stock, par value, $.001 per share, 50,000,000 authorized, none issued and outstanding	-	-
Common stock, par value, $.001 per share, 200,000,000 authorized;
6,744,622 and 6,639,019 shares issued and 6,443,209 and 6,337,606 outstanding as of September 30, 2017 and December 31, 2016, respectively	6	6
Paid-in capital in excess of par value	61,062	60,185
Treasury stock at cost, 301,413 and 301,413 shares, respectively	(2,891)	(2,891)
Accumulated distribution in excess of net investment income and net realized gain (loss) on investments	(24,863)	(22,538)
Net unrealized appreciation (depreciation) on investments	10,569	(1,080)
Total net assets	43,883	33,682
Total liabilities and net assets	$44,553	$41,219

Net asset value per share	$6.81	$5.31

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended September 30,	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2017	2016	2017	2016

Investment income:
Interest from investments
Non-controlled/non-affiliate investments	$857	$772	$2,374	$1,880
Affiliate investments	167	160	522	393
Fee income
Non-controlled/non-affiliate investments	49	19	129	39
Affiliate investments	32	8	61	22
Total investment income	1,105	959	3,086	2,334

Operating expenses:
Professional fees	46	177	448	650
Directors fees	12	10	31	29
Insurance	33	29	99	85
Interest expense	-	39	58	165
Management fees - related parties	223	168	626	471
Administrative services - related parties	74	58	206	166
General and administrative (includes $36, $30, $118 and $90 of CFO salary (accounting) and $0, $14, $26 and $33 of related party travel expenses, respectively)	119	136	363	357
Transfer agent fees	28	37	101	103
Total operating expenses	535	654	1,932	2,026

Net investment income	570	305	1,154	308

Realized and unrealized gain (loss) on investments:
Net realized loss on non-controlled/non-affiliate investments	(498)	(38)	(400)	(13,341)
Net unrealized appreciation on non-controlled/non-affiliate investments	943	252	8,335	18,258
Net unrealized appreciation on affiliate investments	-	1,416	3,314	1,416
Net realized and unrealized gain on investments	445	1,630	11,249	6,333

Net increase in net assets resulting from operations	$1,015	$1,935	$12,403	$6,641

Per share information - basic and diluted:
Net investment income	$0.09	$0.05	$0.18	$0.05
Net increase in net assets resulting from operations	$0.16	$0.31	$1.94	$1.06
Weighted average common shares outstanding	6,420,505	6,276,081	6,385,756	6,236,996

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share and per share data)

(unaudited)

	For the Nine Months Ended September 30, 2017	For the Nine Months Ended September 30, 2016

Operations:
Net investment income	$1,154	$308
Net realized loss from investments	(400)	(13,341)
Net unrealized appreciation on investments	11,649	19,674
Net increase in net assets from operations	12,403	6,641
Stockholder distributions:
Distributions from net investment income	(1,154)	(313)
Distributions from net realized gain on investments	(98)	-
Distributions from paid in capital	(1,827)	(2,756)
Net decrease in net assets from stockholder distributions	(3,079)	(3,069)
Capital share transactions:
Reinvestment of stockholder distributions	877	1,017
Net increase in net assets from capital share transactions	877	1,017

Total increase in net assets	10,201	4,589
Net assets at beginning of period	33,682	28,490
Net assets at end of period	$43,883	$33,079

Net asset value per common share	$6.81	$5.25
Common shares outstanding at end of period	6,443,209	6,300,709

Accumulated distribution in excess of net investment income and net realized gain (loss) on investments	$(24,863)	$(22,099)

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended September 30, 2017	For the Nine Months Ended September 30, 2016

Operating activities:
Net increase in net assets from operations	$12,403	$6,641
Adjustments to reconcile net increase in net assets from operations to net cash provided by operating activities:
Paid-in-kind interest income	(18)	(8)
Net accretion of discounts and amortization of premiums	(1,004)	(272)
Repayments of investments	16,214	25,322
Purchase of investments	(6,700)	(25,656)
Repayments of investments - money market	19,609	28,023
Purchase of investments - money market	(20,233)	(23,741)
Net realized loss from investments	400	13,341
Net unrealized appreciation on investments	(11,649)	(19,674)
Proceeds from loan fees received	148	165
Accretion of deferred loan fees	(170)	(51)
(Increase) decrease in operating assets:
Interest receivable	-	(136)
Prepaid expenses	56	(49)
Other assets	(50)	-
Due from related party, net	41	(107)
Origination fee receivable	-	3
Increase (decrease) in operating liabilities:
Prepaid interest from investments	(382)	502
Accounts payable and accrued liabilities	(97)	(173)
Net cash provided by operating activities	8,568	4,130

Financing activities:
Stockholder distributions	(2,202)	(2,064)
Borrowings - priority credit line	2,201	8,333
Repayments - priority credit line	(8,567)	(10,399)
Net cash used in financing activities	(8,568)	(4,130)

Net change in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

Supplemental disclosure of non-cash information:
Distribution reinvestment plan distribution payable	$-	$103
Cash distribution payable	$-	$235
Distribution reinvestment plan distribution paid	$877	$1,017

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$61	$165

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

SCHEDULE OF INVESTMENTS

(dollars and shares in thousands)

(unaudited)

September 30, 2017

Portfolio Company	Industry	Investment Coupon Rate, Maturity Date	Principal / No. of Shares	Amortized Cost	Fair Value	% of Net Assets
Senior Secured First Lien Debt - 45.7% (b)
Ansgar Media, LLC (e) (h)	Media: Broadcasting & Subscription	12.00%, 1/11/2018	$2,000	$2,000	$2,000	4.6%
Ansgar Media, LLC (e) (h)	Media: Broadcasting & Subscription	12.00%, 9/18/2019	2,000	2,000	2,000	4.6%
Ansgar Media, LLC (e) (h)	Media: Broadcasting & Subscription	12.00%, 10/24/2018	310	310	310	0.7%
Ansgar Media, LLC (e) (h)	Media: Broadcasting & Subscription	12.00%, 10/27/2018	1,540	1,540	1,540	3.5%
Claire's Stores, Inc. Term Loan	Retail	9.00%, 9/20/2021	125	264	125	0.3%
CLSIP LLC Term Loan	Retail	9.00%, 9/20/2021	407	856	407	0.9%
Digital Golf Technologies, LLC (h)	Services: Consumer	13.00%, 1/11/2020	1,000	925	1,000	2.3%
GeoCommerce, Inc. (h)	Technology	12.00%, 5/15/2018	750	501	750	1.7%
GeoCommerce, Inc. (h)	Technology	12.00%, 4/27/2018	750	469	750	1.7%
GeoCommerce, Inc. (h)	Technology	12.00%, 10/14/2018	1,000	867	1,000	2.3%
GeoCommerce, Inc. (h)	Technology	12.00%, 12/21/2018	1,500	1,190	1,500	3.4%
Goodman Networks, Inc. (c) (i)	Telecommunications	8.00%, 5/11/2022	277	849	230	0.5%
Nima, LLC (h)	Consumer Electronics	12.00%, 5/20/2018	2,000	1,561	2,000	4.6%
Nima, LLC (h)	Consumer Electronics	12.00%, 8/11/2018	1,000	1,000	1,000	2.3%
Nima, LLC (h)	Consumer Electronics	12.00%, 11/2/2018	750	750	750	1.7%
Nima, LLC (h)	Consumer Electronics	12.00%, 12/21/2018	750	750	750	1.7%
Nima, LLC (h)	Consumer Electronics	12.00%, 2/16/2019	450	450	450	1.0%
Nima, LLC (h)	Consumer Electronics	12.00%, 4/6/2019	300	300	300	0.7%
Nima, LLC (h)	Consumer Electronics	12.00%, 6/19/2019	225	225	225	0.5%
Nima, LLC (h)	Consumer Electronics	12.00%, 8/4/2019	500	500	500	1.1%
Nima, LLC (h)	Consumer Electronics	12.00%, 8/31/2019	500	500	500	1.1%
Vieste Group, LLC (f) (h)	Renewable Energy	13.00%, 4/7/2019	120	110	120	0.3%
Vieste Group, LLC (f) (h)	Renewable Energy	13.00%, 7/14/2019	240	220	240	0.6%
Vieste Group, LLC (f) (h)	Renewable Energy	13.00%, 8/1/2019	150	137	150	0.3%
Vieste Group, LLC (f) (h)	Renewable Energy	13.00%, 8/17/2019	120	109	120	0.3%
Vieste Group, LLC (f) (h)	Renewable Energy	13.00%, 8/31/2019	1,340	1,243	1,340	3.0%
Sub Total Senior Secured First Lien Debt			$20,104	$19,626	$20,057	45.7%

Senior Secured Second Lien Debt - 0.4% (b)
Logan's Roadhouse, Inc. PIK Exit Facility Term Loan	Beverage, Food & Tobacco	9.50% PIK, 11/23/2020	$174	$160	$174	0.4%
Saratoga Resources, Inc. (c) (i)	Energy: Oil & Gas	12.50%, 7/1/2016	885	912	2	0.0%
Sub Total Senior Secured Second Lien Debt			$1,059	$1,072	$176	0.4%

Senior Unsecured Debt - 0.8% (b)
Claire’s (Gibraltar) Holdings Limited Term Loan	Retail	9.00%, 9/20/2021	$188	$395	$188	0.4%
Colt Defense, LLC	Aerospace and Defense	8.00%, 7/12/2021	148	1,042	148	0.3%
DynCorp International Inc. (i)	Aerospace and Defense	11.88%, 11/30/2020	4	3	5	0.0%
Gymboree Corp. (c) (i)	Retail	9.13%, 12/1/2018	810	755	19	0.1%
Sub Total Senior Unsecured Debt			$1,150	$2,195	$360	0.8%

Equity Securities - 51.3% (b)
Affinion Group, Inc. (c) (i)	Media: Advertising, Printing & Publishing		13	$689	$127	0.3%
Aspire Holdings (c)	Energy: Oil & Gas		26	551	26	0.1%
Aspect Software, Inc. (c)	Telecommunications		8	244	331	0.7%
Education Management, LLC (c)	Services: Consumer		2,530	4	-	0.0%
Logan's Roadhouse, Inc. (c)	Beverage, Food & Tobacco		87	633	86	0.2%
NII Holdings, Inc. (a) (c) (i)	Telecommunications		17	768	8	0.0%
Nuverra Environmental Solutions, Inc. (c) (g)	Environmental Industries		32	1,368	-	0.0%
UCI International, Inc. (c)	Automobile		31	1,354	364	0.8%
Total Common Stock				5,611	942	2.1%

Ansgar Media, LLC - Class B Units (c) (d) (e)	Media: Broadcasting & Subscription		-	-	6,832	15.6%
Total Preferred Stock				-	6,832	15.6%

GeoCommerce, Inc. (c)	Technology		875	1,883	7,718	17.6%
Digital Golf Technologies, LLC (c)	Services: Consumer		22	91	100	0.2%
Education Management, LLC (c)	Services: Consumer		1,554	876	-	0.0%
Nima, LLC (c)	Consumer Electronics		2,000	1,000	6,720	15.3%
Vieste Group, LLC (c)	Renewable Energy		144	179	197	0.5%
Total Warrants				4,029	14,735	33.6%

Sub Total Equity Securities				$9,640	$22,509	51.3%

Investments - Money Market - 1.8% (b)
Investments - U.S. Bank Money Market		0.20%	$781	$781	$781	1.8%
Sub Total Investments - Money Market			$781	$781	$781	1.8%

TOTAL INVESTMENTS - 100.0% (b)				$33,314	$43,883	100.0%

(a) Represents a non-qualifying investment as defined under Section 55 (a) of the Investment Company Act of 1940, as amended. Non-qualifying investments represent 0.0% of the Fund's (VII Peaks Co-OptivistTM Income BDC, II, Inc.) portfolio at fair value. As a BDC, the Fund can only invest 30% of its portfolio in non-qualifying assets.

(b) Percentages are based on net assets of $43,883 as of September 30, 2017.

(c) Non-income producing as of September 30, 2017.

(d) 2,500 Class B Units, which are not entitled to an allocation of profits or losses until the earlier to occur of September 30, 2020 or a change of control of Ansgar Media, LLC.

(e) As defined in the 1940 Act, Affiliated Investments are defined as those Non-Control Investments in companies in which we own between 5.0% and 25.0% of the voting securities.

Portfolio Company	Principal/ Par Amount/ Shares	Net Realized Gain or Loss For nine months ended September 30, 2017	Net Increase or Decrease in Unrealized Appreciation or Depreciation For nine months ended September 30, 2017	Dividends or Interest Earned For nine months ended September 30, 2017	Fair Value
Ansgar Media, LLC	$5,850	-	$3,314	$522	$12,682

(f) The Fund entered into a Senior Secured First Lien Loan Agreement with Vieste Group, LLC on April 7, 2017, for a total loan amount of $4,250 thousand. As of September 30, 2017, the Fund has loaned Vieste Group, LLC $1,970 thousand; the time and amounts of the additional $2,280 thousand in funding will be at the mutual agreement between the Fund and Vieste Group, LLC.

(g) On August 8, 2017, as part of the mandatory reorganization, $1.44 million face value of 10% senior secured second lien bonds, due April 15, 2021 and 71,069 warrants of Nuverra Environmental Solutions, Inc. were exchanged for 31,989 shares of Nuverra Environmental Solutions, Inc. The stock was not trading as of September 30, 2017, so was valued at $0. The stock started trading on October 12, 2017, and closed at $15.12 at the end of trading session.

(h) Borrower also pays an end-of-term fee or exit fee, upon loan maturity or full repayment of the principal amount equal to 1% of the total investment amount.

(i) Other than the investments noted by this footnote, the fair value of the Fund's investments is determined using unobservable inputs that are significant to the overall fair value measurement. See Note 3 for more information regarding the fair value of the Fund's investments.

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

SCHEDULE OF INVESTMENTS

(dollars in thousands)

(unaudited)

September 30, 2017

The following table shows the portfolio composition by industry grouping at fair value at September 30, 2017 (dollars in thousands):

	At September 30, 2017
	Investments at Fair Value	Percentage of Total Portfolio
Consumer Electronics	$13,195	30.1%
Media: Broadcasting & Subscription	12,682	28.9
Technology	11,718	26.7
Renewable Energy	2,167	4.9
Services: Consumer	1,100	2.5
Investments - Money Market	781	1.8
Retail	739	1.7
Telecommunications	569	1.3
Automobile	364	0.8
Beverage, Food & Tobacco	260	0.6
Aerospace and Defense	153	0.3
Media: Advertising, Printing & Publishing	127	0.3
Energy: Oil & Gas	28	0.1
Environmental Industries	—	—
Total	$43,883	100.0%

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

SCHEDULE OF INVESTMENTS

(dollars and shares in thousands)

December 31, 2016

Portfolio Company	Industry	Investment Coupon Rate, Maturity Date	Principal / No. of Shares	Amortized Cost	Fair Value	% of Net Assets
Senior Secured First Lien Debt -50.6% (b)
Ansgar Media, LLC (e)	Media: Broadcasting & Subscription	12.00%, 1/11/2018	$2,000	$2,000	$2,000	5.9%
Ansgar Media, LLC (e)	Media: Broadcasting & Subscription	12.00%, 9/18/2017	2,000	2,000	2,000	5.9%
Ansgar Media, LLC (e)	Media: Broadcasting & Subscription	12.00%, 10/24/2018	310	310	310	0.9%
Ansgar Media, LLC (e)	Media: Broadcasting & Subscription	12.00%, 10/27/2018	1,540	1,540	1,540	4.6%
APX Group, Inc.	Services: Consumer	6.38%, 12/1/2019	825	825	849	2.6%
Claire's Stores, Inc. Term Loan (h)	Retail	9.00%, 9/20/2021	125	263	125	0.4%
CLSIP LLC Term Loan (h)	Retail	9.00%, 9/20/2021	407	856	407	1.2%
GeoCommerce, Inc.	Technology	12.00%, 4/27/2018	1,000	745	1,000	3.0%
GeoCommerce, Inc.	Technology	12.00%, 5/15/2018	1,500	898	1,500	4.5%
GeoCommerce, Inc.	Technology	12.00%, 10/14/2018	750	390	750	2.2%
GeoCommerce, Inc.	Technology	12.00%, 12/21/2018	750	368	750	2.2%
Nima, LLC	Consumer Electronics	12.00%, 5/20/2018	2,000	1,201	2,000	5.9%
Nima, LLC	Consumer Electronics	12.00%, 8/11/2018	1,000	1,000	1,000	3.0%
Nima, LLC	Consumer Electronics	12.00%, 11/2/2018	750	750	750	2.2%
Nima, LLC	Consumer Electronics	12.00%, 12/21/2018	750	750	750	2.2%
Goodman Networks, Inc.	Telecommunications	12.13%, 7/1/2018	800	823	240	0.7%
Kratos Defense & Security Solutions, Inc.	Aerospace and Defense	7.00%, 5/15/2019	1,112	1,015	1,079	3.2%
Sub Total Senior Secured First Lien Debt			$17,619	$15,734	$17,050	50.6%

Senior Secured Second Lien Debt - 1.5% (b)
Nuverra Environmental Solutions, Inc.	Environmental Industries	12.50%, 4/15/2022	$1,408	$1,362	$269	0.8%
Logan's Roadhouse, Inc. (c) (f)	Beverage, Food & Tobacco	10.75%, 10/15/2017	674	633	87	0.2%
Logan's Roadhouse, Inc. PIK Exit Facility Term Loan (f)	Beverage, Food & Tobacco	9.50% PIK, 11/23/2020	162	146	162	0.5%
Saratoga Resources, Inc. (c)	Energy: Oil & Gas	12.50%, 7/1/2016	885	912	2	0.0%
Sub Total Senior Secured Second Lien Debt			$3,129	$3,053	$520	1.5%

Senior Unsecured Debt - 14.5% (b)
APX Group, Inc.	Services: Consumer	8.75%, 12/1/2020	$575	$559	$579	1.7%
Claire’s (Gibraltar) Holdings Limited Term Loan (h)	Retail	9.00%, 9/20/2021	188	395	188	0.6%
Clear Channel Communications	Media: Broadcasting & Subscription	10.00%, 1/15/2018	1,400	1,375	1,050	3.1%
Colt Defense, LLC	Aerospace and Defense	8.00%, 7/12/2021	137	1,033	137	0.4%
DynCorp International Inc.	Aerospace and Defense	11.88%, 11/30/2020	1,020	1,032	908	2.7%
Gymboree Corp.	Retail	9.13%, 12/1/2018	810	785	364	1.1%
Seitel, Inc.	Energy: Oil & Gas	9.50%, 4/15/2019	1,575	1,575	1,418	4.2%
UCI International, Inc. (c) (i)	Automobile	8.63%, 2/15/2019	1,400	1,354	238	0.7%
Sub Total Senior Unsecured Debt			$7,105	$8,108	$4,882	14.5%

Senior Subordinated Debt - 3.1% (b)
DJO Finance, LLC	Healthcare & Pharmaceuticals	10.75%, 4/15/2020	$1,265	$1,320	$1,050	3.1%
Sub Total Senior Subordinated Debt			$1,265	$1,320	$1,050	3.1%

Equity Securities - 28.7% (b)
Affinion Group, Inc. (c)	Media: Advertising, Printing & Publishing		13	$689	$50	0.2%
Aspire Holdings (c)	Energy: Oil & Gas		26	551	40	0.1%
Aspect Software, Inc. (c) (g)	Telecommunications		8	244	331	1.0%
Education Management, LLC (c)	Services: Consumer		2,530	4	-	0.0%
NII Holdings, Inc. (a) (c)	Telecommunications		17	768	36	0.1%
Total Common Stock				2,256	457	1.4%

Ansgar Media, LLC - Class B Units (c) (d) (e)	Media: Broadcasting & Subscription		-	-	3,519	10.4%
Total Preferred Stock				-	3,519	10.4%

GeoCommerce, Inc. (c)	Technology		875	1,883	3,684	11.0%
Nuverra Environmental Solutions, Inc. (c)	Environmental Industries		61	-	10	0.0%
Nima, LLC (c)	Consumer Electronics		2,000	1,000	2,000	5.9%
Education Management, LLC (c)	Services: Consumer		1,554	876	-	0.0%
Total Warrants				3,759	5,694	16.9%

Sub Total Equity Securities				$6,015	$9,670	28.7%

U.S. Government Securities - 21.3% (b)
U.S. Treasury Bill		0.63%, 8/31/2017	$800	$799	$799	2.4%
U.S. Treasury Bill		0.75%, 10/31/2017	1,600	1,599	1,598	4.8%
U.S. Treasury Bill		0.75%, 8/15/2019	1,710	1,700	1,684	5.0%
U.S. Treasury Bill		0.63%, 11/30/2017	1,700	1,699	1,696	5.0%
U.S. Treasury Bill		0.75%, 4/15/2018	1,400	1,398	1,396	4.1%
Sub Total U.S. Government Securities			$7,210	$7,195	$7,173	21.3%

Investments - Money Market - 0.5% (b)
Investments - U.S. Bank Money Market		0.10%	$34	$34	$34	0.1%
Investments - Wells Fargo Money Market		0.01%	123	123	123	0.4%
Sub Total Investments - Money Market			$157	$157	$157	0.5%

TOTAL INVESTMENTS - 120.2% (b)				$41,582	$40,502	120.2%

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

(c) Non-income producing as of December 31, 2016.

(d) 2,500 Class B Units, which are not entitled to an allocation of profits or losses until the earlier to occur of September 30, 2020 or a change of control of Ansgar Media, LLC.

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

SCHEDULE OF INVESTMENTS

(dollars in thousands)

(unaudited)

December 31, 2016

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

September 30, 2017

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

We invest in discounted corporate debt, senior secured term loan and equity-linked debt securities of public and private companies that trade on the secondary loan market for institutional investors and provide distributions to investors. The debt is generally high-yield and non-investment grade. At the same time, we actively work with the target company’s management to restructure the underlying securities and improve the liquidity position of the target company’s balance sheet. We employ a proprietary “Co-Optivist” TM approach (“cooperative activism”) in executing our investment strategy, which entails proactively engaging the target company management on average 24 months prior to a redemption event (typically a put or maturity event) to create an opportunity for growth in the investments. Co-Optivist TM is a registered trademark of VII Peaks Capital, LLC, or (“VII Peaks” or the “Manager”), and is being used with their permission. Our strategy is not dependent on restructuring to generate distributions. Capital appreciation on securities is generally not realized evenly over the holding period. In some instances, market prices for securities may continue to reflect a discount until a relatively short time period prior to a redemption event. The potential capital gain typically occurs during the end of the holding period of a bond in our portfolio when securities are either called by the company or exchanged for new securities during refinance. In addition, we also provide direct loans with equity warrant coverage to portfolio companies to help facilitate corporate expansion.

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

Our proprietary “Co-Optivist” TM approach entails investment in the corporate debt and equity-linked debt securities of target companies, or Target Investments, in conjunction with proactively engaging the target companies’ management. We acquire Target Investments whose debt securities trade on the over-the-counter market for institutional loans at a discount to their par redemption value, and will be subject to a “redemption event” within (on average) 24 months. We also invest directly in debt of private companies. We define a “redemption event” as a maturity event or a put event (where investors in the target company’s debt security can have a redemption right at a pre-determined price). We hold such debt an average of 18 – 24 months, during which time we anticipate working actively with the target company’s management to effect and/or participate in a restructuring or exchange of the invested securities for new securities.

We make investments in target companies that meet our investment criteria. The size of an individual investment will vary based on numerous factors, including the amount of funds raised in our offering. However, assuming we raise the maximum offering amount of $750.0 million, we expect to hold at least 50 investments, and we anticipate that the minimum investment size will be approximately $250,000. We do not anticipate being heavily invested in any one industry, and generally, we do not expect to invest in more than two different classes of debt of the same target company. We invest in debt and equity-linked debt of target companies with a minimum enterprise value of $200.0 million and whose debt and equity-linked debt is actively traded in the secondary loan market. We also make senior secured direct loan investments in companies with a minimum enterprise value of $5.0 million. For such senior secured direct loan investments, we may receive equity securities to boost overall returns. We expect our portfolio to be predominantly composed of senior secured term loans and high-yield corporate debt securities. However, we may also purchase senior secured corporate debt securities which may have variable interest rates. We currently anticipate that the portion of our portfolio composed of variable rate corporate debt securities, if any, will not exceed 20%, but we may increase that to 33% of our aggregate portfolio at the time of any purchase depending on market opportunities.

We offer our shareholders the ability to receive distributions as well as the potential capital appreciation resulting from the restructuring of the debt of our target companies. To the extent we have distributable income available we anticipate making distributions on a monthly basis to our shareholders.

We are managed by VII Peaks Capital, LLC, which is registered as an investment adviser with the U.S. Securities and Exchange Commission, or (“SEC”). Our Manager is responsible for sourcing potential investments, analyzing investment opportunities, structuring our investments, and monitoring our investments and portfolio companies on an ongoing basis.

On August 9, 2011, we filed a registration statement on Form N-2 to sell up to 75,000,000 shares of common stock, $0.001 par value per share, at an initial public offering price of $10.00 per share. The registration statement was declared effective by the SEC on March 1, 2012. We commenced operations when we raised gross offering proceeds of over $1.0 million, all of which was from persons who were not affiliated with us or our Manager by one year from the date the registration statement was declared effective by the SEC. Prior to the successful satisfaction of that condition, all subscription payments were placed in an account held by the escrow agent, UMB Bank, N.A., in trust for the benefit of our subscribers, pending release to us. We achieved the minimum offering requirement on July 10, 2012 and commenced operations on such date. As of September 30, 2017, we issued 6.7 million shares of common stock, including 0.6 million shares under our distribution reinvestment plan (“DRIP”), less 0.3 million shares redeemed under our tender offer. Gross proceeds from our common stock issuances total $66.4 million, including $5.6 million under our DRIP less $2.9 million paid to redeem shares in our prior quarterly tender offers.

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation

The Fund is considered an investment company as defined in Accounting Standards Codification (“ASC”) Topic 946 – Financial Services – Investment Companies (“ASC 946”). The financial statements of the Fund included herein were prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, necessary for a fair presentation of the results for the interim period. The statement of assets and liabilities at December 31, 2016 has been derived from our audited financial statements at that date but does not include all disclosures as required by U.S. GAAP. This Form 10-Q should be read in conjunction with the Fund’s Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on June 2, 2017. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2017. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Prepaid Interest from Investments

The Fund receives prepaid interest when it makes direct senior secured first lien loans. The total prepaid interest of $397 and $779 at September 30, 2017 and December 31, 2016, respectively (in thousands) is comprised of $151 and $333, respectively, from Nima, LLC; $23 and $258, respectively, from GeoCommerce, Inc.; $14 and $188, respectively, from Ansgar Media, LLC; $47 and zero, respectively, from Digital Golf Technologies, LLC; and $162 and zero, respectively, from Vieste Group, LLC.

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

New Accounting Pronouncements

In October 2016, the SEC adopted new rules and amended existing rules (together, “final rules”) intended to modernize the reporting and disclosure of information by registered investment companies. In part, the final rules amend Regulation S-X and require standardized, enhanced disclosures about derivatives in investment company financial statements, as well as other amendments. The compliance date for the amendments to Regulation S-X was August 1, 2017. As such, Management has adopted those amendments of Regulation S-X that impact the Fund’s financial statements and related disclosures.

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires that the statements of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. The new guidance is effective for annual and interim periods, beginning after December 15, 2017, and early adoption is permitted and is to be applied on a retrospective basis. Management is currently evaluating the impact this guidance will have on the Fund's financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 retains many current requirements for the classification and measurement of financial instruments; however, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. ASU 2016-01 also amends certain disclosure requirements associated with the fair value of financial instruments. This guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is not permitted for public business entities. Management is currently evaluating the impact this guidance will have on the Fund's financial statements.

In August 2014, FASB issued ASU No. 2014-15, Presentation of Financial Statements- Going Concern (Subtopic 205-40) ("ASU 2014-15"). ASU 2014-15 requires management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period, including interim periods, (3) provide principles for considering the mitigating effect of Management's plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of Management's plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for any annual periods and interim periods thereafter. We adopted the provisions of ASU 2014-15 in 2016. The adoption of ASU 2014-15 did not require any additional disclosures in the Fund’s financial statements.

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

Revenue Recognition

We generate investment income in the form of interest, dividend and fees earned on senior secured loans, senior secured notes, subordinated debt, senior unsecured debt, senior unsecured convertible debt and collateralized securities in our portfolio. Fee income received is non-recurring in nature. The level of income we receive is directly related to the balance of collectible income producing investments multiplied by the coupon rate of our investments. Coupon interest income is adjusted for the amortization of premiums and accretion of discounts. We record interest income on an accrual basis to the extent that we expect to collect such amounts. The Fund stops accruing when the invested company defaults in payment and has passed the 30-day grace period, files for bankruptcy or goes through reorganization converting bonds to equity. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases.

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

Our total investment income was $1.1 million and $3.1 million for the three and nine months ended September 30, 2017, respectively, as compared to $1.0 million and $2.3 million for the three and nine months ended September 30, 2016, respectively. The increase in 2017 as compared to 2016 was attributable to the increase in interest income and fee income from direct lending investments in senior secured notes. At September 30, 2017, the weighted average coupon yield was 11.9%, as compared to 9.3% at September 30, 2016. This coupon yield is for the non-defaulted and non-equity positions. At September 30, 2017, the weighted average coupon yield of all the securities in the portfolio was 5.6%, as compared to 6.5% at September 30, 2016. Based on current and prior three quarters’ net assets, average net assets as of September 30, 2017 were $39.6 million, as compared to $30.5 million as of September 30, 2016.

For the nine months ended September 30, 2017, sixteen of the investments in the portfolio did not accrue interest as either the investment was an equity security or the issuers were in default of the coupon payment for more than the thirty-day grace period. Interest income was accrued through the date of the last coupon payment received for the debt investments. The following table presents those sixteen investments:

Portfolio Company	Asset Type	Investment Coupon Rate	Maturity Date
Affinion Group, Inc. (2)	Equity – Common Stock	-	-
Ansgar Media, LLC - Class B Units	Equity – Preferred Stock	-	-
Aspect Software, Inc. (3)	Equity – Common Stock	-	-
Aspire Holdings (1)	Equity – Common Stock	-	-
Digital Golf Technologies, LLC	Warrant	-	-
Education Management, LLC (4)	Equity – Common Stock	-	-
Education Management, LLC (4)	Warrant	-	-
GeoCommerce, Inc.	Warrant	-	-
Gymboree Corp.	Senior Unsecured Debt	9.13%	December 1, 2018
Logan's Roadhouse, Inc. (7)	Equity – Common Stock	-	-
NII Holdings, Inc. (5)	Equity – Common Stock	-	-
Nima, LLC	Warrant	-	-
Nuverra Environmental Solutions, Inc. (6)	Equity – Common Stock	-	-
Saratoga Resources, Inc. (9)	Senior Secured Second Lien Debt	12.50%	July 1, 2016
UCI International, Inc. (8)	Equity – Common Stock	-	-
Vieste Group, LLC	Warrant	-	-

(1)	Converted from exchange of 12.00% Endeavour International Corp first lien bonds.
(2)	Received in exchange of 13.50% senior subordinated bonds.
(3)	Converted from exchange of 3.00% PIK senior unsecured convertible notes.
(4)	Received in exchange of 15.00% Cash/PIK bonds.
(5)	Received in exchange of 10.00% senior unsecured debt.
(6)	Received in exchange of 10% senior secured second lien bonds, due April 15, 2021 and warrants of Nuverra Environmental Solutions, Inc. as part of the mandatory reorganization.
(7)	The company filed for bankruptcy in Delaware on August 8, 2016. The Fund participated in DIP financing as part of the company’s restructuring process during bankruptcy and has received a PIK Second Lien Exit Facility T/L in exchange. On April 28, 2017, the remaining unexchanged bonds were converted to equity.
(8)	Received in exchange of 8.625% senior unsecured notes.
(9)	Saratoga Resources 12.50% senior secured second lien bonds are in maturity default.

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

The investment portfolio is recorded on a trade date basis. The Fund determines the net asset value of its investment portfolio each quarter. Securities that are publicly-traded are valued at the reported closing price on the valuation date. Six investments were valued using the closing market price at period end September 30, 2017.

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

The following table presents investments that are not publically-traded or have no closing market price, as of September 30, 2017.

Portfolio Company	Asset Type	Investment Coupon Rate	Maturity Date
Ansgar Media, LLC - Class B Units	Equity – Preferred Stock	-	-
Ansgar Media, LLC	Senior Secured First Lien Debt	12.00%	January 11, 2018
Ansgar Media, LLC	Senior Secured First Lien Debt	12.00%	September 18, 2019
Ansgar Media, LLC	Senior Secured First Lien Debt	12.00%	October 24, 2018
Ansgar Media, LLC	Senior Secured First Lien Debt	12.00%	October 27, 2018
Aspire Holdings (1)	Equity – Common Stock	-	-
Aspect Software, Inc. (2)	Equity – Common Stock	-	-
Claire's Stores, Inc. Term Loan (3)	Senior Secured First Lien Debt	9.00%	September 20, 2021
CLSIP LLC Term Loan (3)	Senior Secured First Lien Debt	9.00%	September 20, 2021
Claire’s (Gibraltar) Holdings Limited Term Loan (3)	Senior Unsecured Debt	9.00%	September 20, 2021
Colt Defense, LLC (4)	Senior Unsecured Debt	8.00%	July 12, 2021
Digital Golf Technologies, LLC	Senior Secured First Lien Debt	13.00%	January 11, 2020
Digital Golf Technologies, LLC	Warrant	-	-
Education Management LLC	Equity – Common Stock	-	-
Education Management LLC	Warrant	-	-
GeoCommerce, Inc.	Senior Secured First Lien Debt	12.00%	April 27, 2018
GeoCommerce, Inc.	Senior Secured First Lien Debt	12.00%	May 15, 2018
GeoCommerce, Inc.	Senior Secured First Lien Debt	12.00%	October 14, 2018
GeoCommerce, Inc.	Senior Secured First Lien Debt	12.00%	December 21, 2018
GeoCommerce, Inc.	Warrant	-	-
Logan's Roadhouse, Inc. (5)	Equity – Common Stock	-	-
Logan's Roadhouse, Inc. PIK Exit Facility Term Loan (5)	Senior Secured Second Lien Debt	9.50%	November 23, 2020
Nima, LLC	Senior Secured First Lien Debt	12.00%	May 20, 2018
Nima, LLC	Senior Secured First Lien Debt	12.00%	August 11, 2018
Nima, LLC	Senior Secured First Lien Debt	12.00%	November 2, 2018
Nima, LLC	Senior Secured First Lien Debt	12.00%	December 21, 2018
Nima, LLC	Senior Secured First Lien Debt	12.00%	February 16, 2019
Nima, LLC	Senior Secured First Lien Debt	12.00%	April 6, 2019
Nima, LLC	Senior Secured First Lien Debt	12.00%	June 19, 2019
Nima, LLC	Senior Secured First Lien Debt	12.00%	August 4, 2019
Nima, LLC	Senior Secured First Lien Debt	12.00%	August 31, 2019
Nima, LLC	Warrant	-	-
Nuverra Environmental Solutions, Inc. (6)	Equity – Common Stock	-	-
UCI International, Inc. (7)	Equity – Common Stock	-	-
Vieste Group, LLC	Senior Secured First Lien Debt	13.00%	April 7, 2019
Vieste Group, LLC	Senior Secured First Lien Debt	13.00%	July 14, 2019
Vieste Group, LLC	Senior Secured First Lien Debt	13.00%	August 1, 2019
Vieste Group, LLC	Senior Secured First Lien Debt	13.00%	August 17, 2019
Vieste Group, LLC	Senior Secured First Lien Debt	13.00%	August 31, 2019
Vieste Group, LLC	Warrant	-	-

(1)	Converted from exchange of 12.00% Endeavour International Corp, senior secured first lien debt.
(2)	The original 10.63% senior secured second lien notes due on May 15, 2017 defaulted. As part of Aspect’s bankruptcy and planned reorganization process, the Fund participated in a rights offering to purchase a new 3.00% PIK senior unsecured convertible note maturing on May 23, 2023 in an effort to facilitate recovery of its previous investment in the senior secured lien notes in Aspect. On November 25, 2016, 3.00% PIK senior unsecured convertible notes were exchanged out for mandatory conversion to shares of common stock of Aspect Software Parent, Inc. at a rate of 1/30 i.e. one common share per $30.00 in principal amount of notes outstanding.
(3)	On September 20, 2016, all of 10.50% senior subordinated notes and 8.88% senior secured second lien notes were exchanged for 9.00% of Claire’s Stores, Inc. Term Loan, CLSIP Term Loans and of Claire’s Gibralter Term Loans.
(4)	On January 19, 2016, there was a mandatory exchange offer to exchange all of the 8.75% senior unsecured notes to 8.00% PIK third lien notes.
(5)	The company filed for bankruptcy in Delaware on August 8, 2016. The Fund participated in DIP financing as part of the company’s restructuring process during bankruptcy and has received a PIK second lien exit facility T/L in exchange. On April 28, 2017, the remaining unexchanged bonds were converted to equity.
(6)	On March 11, 2016, the company announced that it had entered into a privately negotiated Restructuring Support Agreement with holders of more than 80% of the company’s 2018 unsecured Senior Notes to initiate a proposed debt restructuring plan. On August 8, 2017, as part of the mandatory reorganization, $1.44 million face value of 10% senior secured second lien bonds, due April 15, 2021 and 71,069 warrants of Nuverra Environmental Solutions, Inc. were exchanged for 31,989 shares of Nuverra Environmental Solutions Inc.
(7)	On June 2, 2016, UCI International, LLC and certain of its affiliates filed voluntary petitions for relief under Chapter 11 Bankruptcy in the District of Delaware. As per the Plan of Reorganization and based on Rank contribution being reached, the fund received 30,714 shares of the company on March 29, 2017.

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

The following table presents fair value measurements of investments, by major class, as of September 30, 2017 per the fair value hierarchy (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Investments – Money Market	$781	$—	$—	$781
Senior Secured First Lien Debt	—	230	19,827	20,057
Senior Secured Second Lien Debt	—	2	174	176
Senior Unsecured Debt	—	24	336	360
Equity Securities	—	135	22,374	22,509
Total	$781	$391	$42,711	$43,883

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

There was one transfer from Level 2 to Level 3 for the nine months ended September 30, 2017. The transfer was UCI International, Inc. 8.63% senior unsecured debt, due February 15, 2019, which was converted to equity. There was one transfer from Level 3 to Level 2 for the nine months ended September 30, 2017. The transfer was Nuverra Environmental Solutions, Inc. 10% senior secured second lien debt, due April 15, 2021. There were five transfers from Level 2 to Level 3 for the year ended December 31, 2016. Transfers were Claire’s Stores, Inc. Term Loan 9.00% senior secured first lien debt, due September 20, 2021; CLSIP, LLC Term Loan 9.00% senior secured first lien debt, due September 20, 2021; Claire’s (Gibraltar) Holdings Limited Term Loan 9.00% senior unsecured debt, due September 20, 2021; Nuverra Environmental Solutions, Inc. senior secured second lien debt 12.50%, due April 15, 2022; and Logan’s Roadhouse, Inc. 10.75% senior secured second lien debt, due October 15, 2017, which will be converted to senior secured term loans once the company’s restructuring completes. There was one transfer from Level 3 to Level 2 for the year ended December 31, 2016. The transfer was Affinion Group, Inc. common stock equity.

During the nine months ended September 30, 2017, the following were the transfers in or out of levels (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Debt	$—	$—	$—	$—
Senior Secured Second Lien Debt	—	269	(269)	—
Senior Unsecured Debt	—	(238)	—	(238)
Equity Securities	—	—	238	238
Total	$—	$31	$(31)	$—

During the year ended December 31, 2016, the following were the transfers in or out of levels (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Debt	$—	$(533)	$533	$—
Senior Secured Second Lien Debt	—	(356)	356	—
Senior Unsecured Debt	—	(188)	188	—
Equity Securities	—	51	(51)	—
Total	$—	$(1,026)	$1,026	$—

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

Changes in Level 3 assets measured at fair value for the nine months September 30, 2017 are as follows (dollars in thousands):

	Fair Value at December 31, 2016	Transfers in / (out)	Reclassification	Purchases (Sales and Settlement)(1)	Amortization and Accretion of Fixed Income Premiums and Discounts	Realized and Unrealized Gains (Losses)	Fair Value at September 30, 2017	Change in Unrealized appreciation (depreciation) for Investments held as of September 30, 2017
Senior Secured First Lien Debt	$14,882	$-	$-	$4,675	$1,032	$(762)	$19,827	$(762)
Senior Secured Second Lien Debt	518	(269)	(87)	12	1	(1)	174	(1)
Senior Unsecured Debt	325	-	-	5	4	2	336	2
Equity Securities	9,584	238	87	270	-	12,195	22,374	12,195
Total	$25,309	$(31)	$-	$4,962	$1,037	$11,434	$42,711	$11,434

(1)  Includes purchases of new investments, effects of refinancing and restructurings, PIK interest, net proceeds from investments sold and principal payments received.

Realized and unrealized gains and losses are included in net realized gain (loss) from investments and net unrealized appreciation on investments in the statements of operations. The change in unrealized appreciation for Level 3 investments still held as of September 30, 2017 of $11.4 million is included in net unrealized appreciation on investments in the statements of operations for the nine months ended September 30, 2017.

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

The following table provides quantitative information regarding Level 3 fair value measurements as of September 30, 2017 (dollars in thousands):

					Range
	Fair Value	Valuation Technique	Unobservable Input	Mean	Minimum	Maximum
Senior Secured First Lien Debt	$19,827	Discounted Cash Flow analysis / EBITDA multiples / Enterprise Value	Transaction Value Market premium for loan interest rate	$19,827	$19,827	$19,827
Senior Secured Second Lien Debt	174	Liquidation	Transaction Value	174	174	174
Senior Unsecured Debt	336	Liquidation	Transaction Value	336	336	336
Equity Securities	22,374	Income Approach/Market Approach	Transaction Value / Discounted Cash Flows	24,240	22,374	26,106
Total	$42,711

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

The composition of the Fund’s investments as of September 30, 2017, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Investments – Money Market	$781	$781	1.8%
Senior Secured First Lien Debt	19,626	20,057	45.7
Senior Secured Second Lien Debt	1,072	176	0.4
Senior Unsecured Debt	2,195	360	0.8
Equity Securities	9,640	22,509	51.3
Total	$33,314	$43,883	100.0%

The composition of the Fund’s investments as of December 31, 2016, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Investments – Money Market	$157	$157	0.4%
U.S. Government Securities	7,195	7,173	17.7
Senior Secured First Lien Debt	15,734	17,050	42.1
Senior Secured Second Lien Debt	3,053	520	1.3
Senior Unsecured Debt	8,108	4,882	12.0
Senior Subordinated Debt	1,320	1,050	2.6
Equity Securities	6,015	9,670	23.9
Total	$41,582	$40,502	100.0%

Purchases and sales of securities during the nine months ended September 30, 2017, other than short-term securities and U.S. government obligations, were $6.7 million and $16.2 million, respectively. Purchases and sales of securities during the nine months ended September 30, 2016, other than short-term securities and U.S. government obligations, were $25.7 million and $25.3 million, respectively.

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

Due from related party of $198,000 consists of approximately $38,000 of true up for management fees from writing down certain portfolio investments at the end of a quarter in prior quarters, $50,000 in Blue Sky state filing fees by the Fund instead of our Manager, $25,000 in allocation of the Directors and Officers insurance policy costs to our Manager, and $85,000 in expenses related to legal and other operational costs allocated to our Manager instead of the Fund.

Due diligence fees received by the Fund from the borrowers related to the Fund’s direct lending transactions are remitted to our Manager, VII Peaks Capital, LLC, as the collateral and administrative agent for the loans. Due diligence fees received are not revenues or expenses of the Fund and therefore are not reflected in the financial statements. Fees for the three and nine months ended September 30, 2017 totaled $0 and $222,500, respectively. Fees for the three and nine months ended September 30, 2016 totaled $50,000 and $212,500, respectively.

Investment Advisory Agreement

The Fund has entered into an investment advisory agreement with the Manager to manage the Fund’s investment activities. Pursuant to the investment advisory agreement, the Manager implements the Fund’s business strategy on a day-to-day basis and performs certain services for us, subject to oversight by our Board of Directors, or a committee thereof. The Manager is responsible for, among other duties, determining investment criteria, sourcing, analyzing and executing investment transactions, asset sales, financings and performing asset management duties. The initial investment advisory agreement was signed on August 20, 2013 and was effective for two years. The agreement must be re-approved annually thereafter by a majority of the non-interested members of the Board of Directors. On September 12, 2017, the non-interested members of the Board of Directors re-approved the agreement between the Manager and the Fund under the agreement’s existing terms.

Under the investment advisory agreement, the Manager is entitled to a base management and incentive fee as outlined in the investment advisory agreement with the Fund. The single rate base management fee is 2% of net assets below $100.0 million; 1.75% of net assets between $100.0 million and $250.0 million; and 1.5% of net assets over $250.0 million. For the three months and nine months ended September 30, 2017, the Fund incurred $0.2 million and $0.6 million of base management fees, respectively. For the three months and nine months ended September 30, 2016, the Fund incurred $0.2 million and $0.5 million of base management fees, respectively.

The incentive fee has two parts. The first part, the subordinated incentive fee on income, is calculated and payable quarterly in arrears based upon the Fund’s “pre-incentive fee net investment income” for the immediately preceding quarter. The subordinated incentive fee on income is 20% of pre-incentive net investment income subject to a quarterly return to investors, expressed as a rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, of 2.0% (8.0% annualized). The second part of the incentive fee, the incentive fee on capital gains, is an incentive fee on capital gains earned on liquidated investments from the portfolio and is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement). This fee equals 20% of the Fund’s incentive fee capital gains, which will equal the Fund’s realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains and incentive fees. For the three and nine months ended September 30, 2017 and 2016, the Fund did not incur any incentive fees related to net investment income or capital gains.

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

On July 10, 2012, the Fund had raised sufficient proceeds to break escrow on its IPO and through September 30, 2017, the Fund has sold 6.7 million shares of common stock for gross proceeds of $66.4 million including the purchases made by the Manager.

During the nine months ended September 30, 2017, the Fund did not sell any shares of common stock as its prospectus was not effective. Also, for the nine months ended September 30, 2017, there were no treasury shares repurchased.

Note 6. Borrowings

Wells Fargo Credit Facility

On August 4, 2015, the Fund entered an agreement with Wells Fargo Advisors, LLC for a revolving line of credit. The amount the Fund could borrow was based upon the value of cash deposited in an account at Wells Fargo Advisors, LLC and the treasury notes that Wells Fargo purchased, which served as collateral for the loan. As of September 30, 2017 and December 31, 2016, the outstanding balance under this credit line was $0.0 million and $6.4 million, respectively.

At the end of March 2017, the Fund began selling the treasury notes that Wells Fargo held as collateral for the line of credit. The line was paid off in April 2017 and the remaining securities held at Wells Fargo were transferred to U.S. Bank National Association, the Fund’s administrator. In May 2017, the line of credit and corresponding collateral account were closed at Wells Fargo.

Note 7.  Earnings Per Share

In accordance with the provisions of FASB ASC 260, Earnings per Share (“ASC 260”), net increase in net assets per share is computed by dividing net increase in net assets resulting from operations available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and their related impact, are considered when calculating diluted net increase in net assets from operations per share.

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets from operations per share for the three and nine months ended September 30, 2017 and 2016 (dollars in thousands, except share and per share amounts):

	For the Three Months Ended September 30,	For the Three Months Ended September 30,
	2017	2016
Basic and diluted:
Net increase in net assets resulting from operations	$1,015	$1,935
Weighted average common shares outstanding	6,420,505	6,276,081
Net increase in net assets resulting from operations per share	$0.16	$0.31

	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2017	2016
Basic and diluted:
Net increase in net assets resulting from operations	$12,403	$6,641
Weighted average common shares outstanding	6,385,756	6,236,996
Net increase in net assets resulting from operations per share	$1.94	$1.06

The Fund had no potentially dilutive securities as of September 30, 2017, resulting in the same number of shares for basic and diluted.

Note 8. Tender Offer Program

We do not currently intend to list our shares on any securities exchange and do not expect a public market for them to develop in the foreseeable future. Therefore, shareholders should not expect to be able to sell their shares promptly or at a desired price. Beginning with the fourth calendar quarter of 2013, and on a quarterly basis through June 30, 2015, the Board of Directors approved a tender offer to repurchase shares of our common stock at a price equal to 90% of our offering price on the date of repurchase. In the third quarter of 2015, the Board of Directors decided to suspend the repurchase program, as the Fund was not raising any new capital. When a tender offer is approved by the Board of Directors, we intend to limit the number of shares to be repurchased during any calendar year to 20% of the weighted average number of shares outstanding in the prior calendar year, or 5.0% in each quarter, though the actual number of shares that we offer to repurchase may be less considering the limitations noted above. We will offer to repurchase such shares on each date of repurchase at a price equal to 90% of our offering price. For the nine months ended September 30, 2017, no tender offer was approved by the Board of Directors.

The following table reflects certain information regarding the tender offers that we have conducted since January 2015:

For the period ended	Repurchase Date	Shares Repurchased	Percent of Shares Tendered that were Repurchased	Repurchase Price Per Share	Aggregate Consideration For Repurchased Shares (‘000s)*
March 31, 2015	March 30, 2015	5,811	100%	$8.775	$51
June 30, 2015	June 29, 2015	215,935	69%	8.775	1,895
September 30, 2015	September 30, 2015**	—	—	—	—
December 31, 2015	December 31, 2015**	—	—	—	—
March 31, 2016	March 31, 2016**	—	—	—	—
June 30, 2016	June 30, 2016**	—	—	—	—
September 30, 2016	September 30, 2016**	—	—	—	—
December 31, 2016	December 31, 2016**	—	—	—	—
March 31, 2017	March 31, 2017**	—	—	—	—
June 30, 2017	June 30, 2017**	—	—	—	—
September 30, 2017	September 30, 2017**	—	—	—	—
$1,946

* The difference between an increase in treasury capital and aggregate consideration for repurchased shares is allocated to the capital/owners, equity account dealer fees.

**The Board of Directors did not declare a tender offer for the quarters ended September 30, 2015, December 31, 2015, March 31, 2016, June 30, 2016, September 30, 2016, December 31, 2016, March 31, 2017, June 30, 2017, and September 30, 2017.

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

As of September 30, 2017 and December 31, 2016, the Fund has not accrued any stockholder distributions that were unpaid.

The following table reflects the distributions per share paid or payable in cash or with the DRIP on the Fund’s common stock since January 2015 (dollars in thousands except per share amounts), as well as the source of the distributions:

Source of Distribution by Cash vs. DRIP:

		Net	Realized
		Investment	Gain From	Return of		Paid in
Period	Per Share	Income	Investments	Capital	Total	Cash	DRIP
January 1, 2015 - March 31, 2015	$0.179154	$153	$52	$824	$1,029	$654	$375
April 1, 2015 - June 30, 2015	0.179154	705	163	243	1,111	719	392
July 1, 2015 - September 30, 2015	0.209015	240	142	904	1,286	836	450
October 1, 2015 - December 31, 2015*	0.170315	—	68	996	1,064	685	379
January 1, 2016 – March 31, 2016 **	0.169969	8	—	1,045	1,053	684	369
April 1, 2016 - June 30, 2016***	0.107188	—	—	669	669	452	217
July 1, 2016 - September 30, 2016****	0.214372	305	—	1,042	1,347	934	413
October 1, 2016 - December 31, 2016	0.107186	160	78	439	677	473	204
January 1, 2017 – March 31, 2017	0.160779	226	41	754	1,021	721	300
April 1, 2017 - June 30, 2017	0.160779	358	57	611	1,026	735	291
July 1, 2017 – September 30, 2017*****	0.160779	570	—	462	1,032	746	286
TOTAL	$1.818690	$2,725	$601	$7,989	$11,315	$7,639	$3,676

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

***** For the period from July 1, 2017 to September 30, 2017, the Fund had a realized loss from investments of approximately $0.5 million. That amount is reflected on the source of distributions table below in the distributions from paid in capital amount.

The following table shows the percentage of our distributions, which have been funded from net investment income, realized capital gains and paid in capital since January 2015:

Percentage of Distributions by Source:

		Net	Realized	Return
		Investment	Gain From	of
Period	Per Share	Income	Investments	Capital
January 1, 2015 - March 31, 2015	0.179154	15%	5%	80%
April 1, 2015 - June 30, 2015	0.179154	63%	15%	22%
July 1, 2015 - September 30, 2015	0.209015	19%	11%	70%
October 1, 2015 - December 31, 2015	0.170315	—%	6%	94%
January 1, 2016 – March 31, 2016	0.169969	1%	—%	99%
April 1, 2016 - June 30, 2016	0.107188	—%	—%	100%
July 1, 2016 - September 30, 2016	0.214372	23%	—%	77%
October 1, 2016 – December 31, 2016	0.107186	24%	11%	65%
January 1, 2017 – March 31, 2017	0.160779	22%	4%	74%
April 1, 2017 - June 30, 2017	0.160779	35%	6%	59%
July 1, 2017 – September 30, 2017	0.160779	55%	—%	45%

The following table reflects the sources of the cash distributions on a tax basis that the Fund has paid on its common stock (dollars in thousands) during the nine months ended September 30, 2017 and the fiscal years ended December 31, 2016 and 2015:

Source of Distributions:	Nine months ended September 30, 2017		Year ended December 31, 2016		Year ended December 31, 2015
Distributions from net investment income	$1,154	37.5%	$473	12.6%	$830	18.5%
Distributions from realized gains	98	3.2	78	2.1	425	9.5
Distributions from paid In capital	1,827	59.3	3,195	85.3	3,235	72.0
Total	$3,079	100.0%	$3,746	100.0%	$4,490	100.0%

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

	Offering Expenses	Distribution from Net Investment Income excluding offering costs	% Distribution from Net Investment Income excluding offering costs	% Distributions from Realized Gains excluding offering costs	% Distributions from Paid In Capital excluding offering costs
2017 (January 1- September 30)	$—	$1,154	38%	3%	59%
2016	$—	$473	13%	2%	85%
2015	$96	$926	21%	9%	70%

Note 10.  Commitments and Contingencies

Unfunded commitments as of September 30, 2017 and December 31, 2016 were as follows: (dollars in thousands)

		September 30,	December 31,
Name of Portfolio Company	Investment Type	2017	2016
Vieste Group, LLC	Senior Secured First Lien Debt	$2,280	$—
		$2,280	$—

The Fund entered into a Senior Secured First Lien Loan Agreement with Vieste Group, LLC on April 7, 2017, for a total loan amount of $4,250 thousand. As of September 30, 2017, the Fund has loaned Vieste Group, LLC $1,970 thousand; the time and amounts of the additional $2,280 thousand in funding will be at the mutual agreement between the Fund and Vieste Group, LLC.

From time to time, the Fund is involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any certainty, management is of the opinion, based on the advice of the legal counsel, that final disposition of any litigation should not have a material adverse effect on the financial position of the Fund.

Note 11.  Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2017 and 2016:

	For the Nine months ended September 30, 2017	For the Nine months ended September 30, 2016

Per share data:
Net asset value, beginning of period	$5.31	$4.61

Results of operations (1)
Net investment income	0.18	0.05
Net realized loss on investments	(0.06)	(2.14)
Net unrealized appreciation on investments	1.82	3.15
Net increase in net assets resulting from operations	1.94	1.06

Stockholder distributions (2)
Distributions from net investment income	(0.18)	(0.05)
Distributions from realized gains	(0.01)	-
Distributions from capital	(0.29)	(0.44)

Net decrease in net assets resulting from stockholder distributions	(0.48)	(0.49)

Capital share transactions
Impact from reinvestment of stockholder distributions (3)	0.05	0.07

Net increase in net assets resulting from capital share transactions	0.05	0.07
Other (4)	(0.01)	-
Net asset value, end of period	$6.81	$5.25

Shares outstanding at end of period	$6,443,209	$6,300,709
Total return (6)	35.89%	20.66%

Ratio/Supplemental data:
Net assets, end of period (in thousands)	$43,883	$33,079
Average net assets (in thousands)	$39,618	$30,533
Ratio of net investment income to average net assets (5) (8)	3.89%	1.35%
Ratio of operating expenses to average net assets (5) (8)	6.52%	8.86%
Portfolio turnover ratio (7)	15.83%	76.41%

(1)	The per share amounts were derived by using the weighted average shares outstanding during the period. There was no expense waiver and reimbursement for the nine months ended September 30, 2017 and September 30, 2016.
(2)	The per share data for distributions reflects the actual amount of distributions declared per share during the period.
(3)	The impact from reinvestment of stockholder distributions on a per share basis reflects the incremental net asset value changes as a result of the reinvestment of stockholder distributions.
(4)	Includes the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.
(5)	The ratios are after giving effect to amounts reimbursed by the Manager under an expense reimbursement agreement. See “Note 4 – Related Party Transactions.” For the nine months ended September 30, 2017 and 2016, there was no expense waiver and reimbursement.

(6)	Total return is calculated assuming a purchase of shares at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. For the nine months ended September 30, 2017 and 2016, there was no expense reimbursement.
(7)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or purchases over the average of the invested assets at fair value. Not annualized.
(8)	Ratios are annualized and calculated based on average net assets using current and prior three quarters’ net assets.

Note 12.  Subsequent Events

On October 4, 2017, the Fund made an additional investment of $380,000 in a senior secured first lien loan to Vieste Group, LLC (See Note 10 for further details). In conjunction with this investment, the Fund received a warrant to purchase 27,686 Class A Units.

On October 16, 2017, the Fund signed a short-term Senior Secured Loan Agreement with Nima, LLC for an additional investment of $250,000. The Fund sent Nima, LLC $75,000 on October 17, 2017 and will fund the balance of the loan should Nima, LLC need the additional investment. The full amount loaned is due in full by December 16, 2017, excluding loan origination fees and interest.

On October 23, 2017, the Board of Directors of the Fund declared one monthly distribution, and consented to keep the annual distribution rate at 7.35% of the current $8.75 gross offering price. The distribution was to stockholders of record on October 23, 2017 and payable on October 30, 2017.

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

The investment portfolio is recorded on a trade date basis. We determine the net asset value of our investment portfolio each quarter. Securities that are publicly-traded are valued at the reported closing price on the valuation date. Six of the forty-six investments were valued using the closing market price at period end September 30, 2017.

The following table presents investments that are not publically-traded or have no closing market price, as of September 30, 2017:

Portfolio Company	Asset Type	Investment Coupon Rate	Maturity Date
Ansgar Media, LLC - Class B Units	Equity – Preferred Stock	-	-
Ansgar Media, LLC	Senior Secured First Lien Debt	12.00%	January 11, 2018
Ansgar Media, LLC	Senior Secured First Lien Debt	12.00%	September 18, 2019
Ansgar Media, LLC	Senior Secured First Lien Debt	12.00%	October 24, 2018
Ansgar Media, LLC	Senior Secured First Lien Debt	12.00%	October 27, 2018
Aspire Holdings (1)	Equity – Common Stock	-	-
Aspect Software, Inc. (2)	Equity – Common Stock	-	-
Claire's Stores, Inc. Term Loan (3)	Senior Secured First Lien Debt	9.00%	September 20, 2021
CLSIP LLC Term Loan (3)	Senior Secured First Lien Debt	9.00%	September 20, 2021
Claire’s (Gibraltar) Holdings Limited Term Loan (3)	Senior Unsecured Debt	9.00%	September 20, 2021
Colt Defense, LLC (4)	Senior Unsecured Debt	8.00%	July 12, 2021
Digital Golf Technologies, LLC	Senior Secured First Lien Debt	13.00%	January 11, 2020
Digital Golf Technologies, LLC	Warrant	-	-
Education Management LLC	Equity – Common Stock	-	-
Education Management LLC	Warrant	-	-
GeoCommerce, Inc.	Senior Secured First Lien Debt	12.00%	April 27, 2018
GeoCommerce, Inc.	Senior Secured First Lien Debt	12.00%	May 15, 2018
GeoCommerce, Inc.	Senior Secured First Lien Debt	12.00%	October 14, 2018
GeoCommerce, Inc.	Senior Secured First Lien Debt	12.00%	December 21, 2018
GeoCommerce, Inc.	Warrant	-	-
Logan's Roadhouse, Inc. (5)	Equity – Common Stock	-	-
Logan's Roadhouse, Inc. PIK Exit Facility Term Loan (5)	Senior Secured Second Lien Debt	9.50%	November 23, 2020
Nima, LLC	Senior Secured First Lien Debt	12.00%	May 20, 2018
Nima, LLC	Senior Secured First Lien Debt	12.00%	August 11, 2018
Nima, LLC	Senior Secured First Lien Debt	12.00%	November 2, 2018
Nima, LLC	Senior Secured First Lien Debt	12.00%	December 21, 2018
Nima, LLC	Senior Secured First Lien Debt	12.00%	February 16, 2019
Nima, LLC	Senior Secured First Lien Debt	12.00%	April 6, 2019
Nima, LLC	Senior Secured First Lien Debt	12.00%	June 19, 2019
Nima, LLC	Senior Secured First Lien Debt	12.00%	August 4, 2019
Nima, LLC	Senior Secured First Lien Debt	12.00%	August 31, 2019
Nima, LLC	Warrant	-	-
Nuverra Environmental Solutions, Inc. (6)	Equity – Common Stock	-	-
UCI International, Inc. (7)	Equity – Common Stock	-	-
Vieste Group, LLC	Senior Secured First Lien Debt	13.00%	April 7, 2019
Vieste Group, LLC	Senior Secured First Lien Debt	13.00%	July 14, 2019
Vieste Group, LLC	Senior Secured First Lien Debt	13.00%	August 1, 2019
Vieste Group, LLC	Senior Secured First Lien Debt	13.00%	August 17, 2019
Vieste Group, LLC	Senior Secured First Lien Debt	13.00%	August 31, 2019
Vieste Group, LLC	Warrant	-	-

(1)	Converted from exchange of 12.00% Endeavour International Corp, senior secured first lien debt.
(2)	The original 10.63% senior secured second lien notes due on May 15, 2017 defaulted. As part of Aspect’s bankruptcy and planned reorganization process, the Fund participated in a rights offering to purchase a new 3.00% PIK senior unsecured convertible note maturing on May 23, 2023 in an effort to facilitate recovery of its previous investment in the senior secured lien notes in Aspect. On November 25, 2016, 3.00% PIK senior unsecured convertible notes were exchanged out for mandatory conversion to shares of common stock of Aspect Software Parent, Inc. at a rate of 1/30 i.e. one common share per $30.00 in principal amount of notes outstanding.
(3)	On September 20, 2016, all of 10.50% senior subordinated notes and 8.88% senior secured second lien notes were exchanged for 9.00% of Claire’s Stores, Inc. Term Loan, CLSIP Term Loans and of Claire’s Gibralter Term Loans.
(4)	On January 19, 2016, there was a mandatory exchange offer to exchange all of the 8.75% senior unsecured notes to 8.00% PIK third lien notes.
(5)	The company filed for bankruptcy in Delaware on August 8, 2016. The Fund participated in DIP financing as part of the company’s restructuring process during bankruptcy and has received a PIK second lien exit facility T/L in exchange. On April 28, 2017, the remaining unexchanged bonds were converted to equity.
(6)	On March 11, 2016, the company announced that it had entered into a privately negotiated Restructuring Support Agreement with holders of more than 80% of the company’s 2018 unsecured Senior Notes to initiate a proposed debt restructuring plan. On August 8, 2017, as part of the mandatory reorganization, $1.44 million face value of 10% senior secured second lien bonds, due April 15, 2021 and 71,069 warrants of Nuverra Environmental Solutions, Inc. were exchanged for 31,989 shares of Nuverra Environmental Solutions Inc.
(7)	On June 2, 2016, UCI International, LLC and certain of its affiliates filed voluntary petitions for relief under Chapter 11 Bankruptcy in the District of Delaware. As per the Plan of Reorganization and based on Rank contribution being reached, the Fund received 30,714 shares of the company on March 29, 2017.

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

With respect to investments for which market quotations are not readily available, we undertake a multi-step valuation process each quarter, as described below:

•	each portfolio company or investment is initially valued by members of our investment committee, with such valuation taking into account information received from our independent valuation firm, if applicable;

•	preliminary valuations are then documented and reviewed with the members of our Board of Directors, or a committee thereof; and

•	the Board of Directors, or committee thereof, reviews the valuations and determines the fair value of each investment in our portfolio in good faith based on various statistical and other factors, including the input and recommendation of members of our investment committee and any third-party valuation firm, if applicable.

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

Portfolio and Investment Activity

During the three months ended September 30, 2017, we made $1.2 million of investments in new and existing portfolio companies and had $2.6 million in aggregate amount of exits, maturities and repayments, resulting in net repayments of $1.4 million for the period. During the three months ended September 30, 2016, we made $2.3 million of investments in new and existing portfolio companies and had $6.2 million in aggregate amount of exits and repayments, resulting in net repayments of $3.9 million for the period.

During the nine months ended September 30, 2017, we made $6.7 million of investments in new and existing portfolio companies and had $16.2 million in aggregate amount of exits, maturities and repayments, resulting in net repayments of $9.5 million for the period. During the nine months ended September 30, 2016, we made $25.7 million of investments in new and existing portfolio companies and had $25.3 million in aggregate amount of exits and repayments, resulting in net investments of $0.4 million for the period

As of September 30, 2017, we have invested an aggregate of approximately $33.3 million in forty-seven investment positions in twenty-one portfolio companies. On September 30, 2017, the fair value of our investment positions was $44.3 million (including money market investments and the accrued interest of $0.4 million). As of such date, our estimated gross annual portfolio yield was 11.9% and gross annual portfolio yield to maturity was 12.0% (excluding equity investments and non-accrual investments) based on the purchase price of our investments. At September 30, 2017, the weighted average coupon yield of all the securities in the portfolio was 5.60%. The average duration of our debt portfolio was approximately 1.2 years. During the nine months ended September 30, 2017, eight T-bills matured, we exited six portfolio companies in full and one company in partial, for aggregate sales proceeds of $16.2 million.

The following table presents two debt investments that had not paid coupon interest as due beyond the thirty-day grace period, as of September 30, 2017. Interest incurred on these investments was recorded through the date that the last coupon payment was received:

Portfolio Company	Asset Type	Investment Coupon Rate	Maturity Date
Gymboree Corp. (1)	Senior Unsecured Debt	9.13%	December 1, 2018
Saratoga Resources, Inc.	Senior Secured Second Lien Debt	12.50%	July 1, 2016

(1)	On August 10, 2017, the Gymboree Corporation announced solicitation of consents from holders of its 9.125% senior unsecured notes due 2018 pertaining to the first amended joint chapter 11 plan of reorganization. The Fund has decided to accept the plan and submit its consent.

The following table presents fourteen equity investments that are non-income producing, as of September 30, 2017:

Portfolio Company	Asset Type	Investment Coupon Rate	Maturity Date
Affinion Group, Inc. (2)	Equity – Common Stock	-	-
Ansgar Media, LLC - Class B Units	Equity – Preferred Stock	-	-
Aspect Software, Inc. (3)	Equity – Common Stock	-	-
Aspire Holdings (1)	Equity – Common Stock	-	-
Digital Golf Technologies, LLC	Warrant	-	-
Education Management, LLC (4)	Warrant	-	-
Education Management, LLC	Equity – Common Stock	-	-
GeoCommerce, Inc.	Warrant	-	-
Logan's Roadhouse, Inc. (7)	Equity – Common Stock	-	-
NII Holdings, Inc. (5)	Equity – Common Stock	-	-
Nima, LLC	Warrant	-	-
Nuverra Environmental Solutions, Inc. (6)	Equity – Common Stock	-	-
UCI International, Inc.	Equity – Common Stock	-	-
Vieste Group, LLC	Warrant	-	-

(1)	Converted from exchange of 12.00% Endeavour International Corp First Lien Bonds.
(2)	Converted from exchange of 3.00% PIK senior unsecured convertible notes.
(3)	Converted from exchange of 3.00% PIK senior unsecured convertible notes.
(4)	Received in exchange of 15.00% Cash/PIK bonds.
(5)	Received in exchange of 10.00% senior unsecured debt.
(6)	Received in exchange of 10% senior secured second lien bonds, due April 15, 2021 and warrants of Nuverra Environmental Solutions, Inc. as part of the mandatory reorganization.
(7)	The company filed for bankruptcy in Delaware on August 8, 2016. The Fund participated in DIP financing as part of the company’s restructuring process during bankruptcy and has received a PIK Second Lien Exit Facility T/L in exchange. On April 28, 2017, the remaining unexchanged bonds were converted to equity.

The following table shows the weighted average yield of our portfolio composition based on fair value at September 30, 2017:

	At September 30, 2017
	Percentage of Total Portfolio	Weighted Average Current Coupon Yield
Investments – Money Market	1.8%	—%
Senior Secured First Lien Debt	45.7	12.0
Senior Secured Second Lien Debt	0.4	9.5
Senior Unsecured Debt	0.8	8.6
Equity Securities	51.3	n/a
Total	100.0%	11.9	%*

* 11.9% yield is on non-defaulted, non-equity positions and excludes money market investments. The weighted average coupon yield of all the securities in the portfolio was 5.60%.

As of September 30, 2017, our non-defaulted, non-equity portfolio had a yield to maturity of 12.0%, and an average duration of 1.22 years.

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

As of December 31, 2016, our non-defaulted, non-equity portfolio had a yield to maturity of 8.6%, and an average duration of 1.60 years.

The following table shows the portfolio composition by industry grouping at fair value at September 30, 2017 (dollars in thousands):

	At September 30, 2017
	Investments at Fair Value	Percentage of Total Portfolio
Consumer Electronics	$13,195	30.1%
Media: Broadcasting & Subscription	12,682	28.9
Technology	11,718	26.7
Renewable Energy	2,167	4.9
Services: Consumer	1,100	2.5
Investments - Money Market	781	1.8
Retail	739	1.7
Telecommunications	569	1.3
Automobile	364	0.8
Beverage, Food & Tobacco	260	0.6
Aerospace and Defense	153	0.3
Media: Advertising, Printing & Publishing	127	0.3
Energy: Oil & Gas	28	0.1
Environmental Industries	—	—
Total	$43,883	100.0%

The following table shows the portfolio composition by industry grouping at fair value at December 31, 2016 (dollars in thousands):

	At December 31, 2016
	Investments at Fair Value	Percentage of Total Portfolio
Media: Broadcasting & Subscription	$10,418	25.7%
Technology	7,684	19.0
U.S. Government	7,173	17.7
Consumer Electronics	6,500	16.0
Aerospace and Defense	2,124	5.3
Energy: Oil & Gas	1,460	3.6
Services: Consumer	1,428	3.5
Retail	1,084	2.7
Healthcare & Pharmaceuticals	1,050	2.6
Telecommunications	607	1.5
Environmental Industries	279	0.7
Beverage, Food & Tobacco	249	0.6
Automobile	238	0.6
Investments – Money Market	157	0.4
Media: Advertising, Printing & Publishing	51	0.1
Total	$40,502	100.0%

Our fair value of total investments was $43.9 million as of September 30, 2017 as compared to $40.5 million as of December 31, 2016. The increase in the fair value of our investments was attributable to two factors: a) warrants received in connection with additional loan investments in Vieste Group, LLC, and b) increase in the valuation estimate of Nima LLC warrants based on a company equity valuation of $33.6 million.

Discussion and Analysis of Results of Operations

Results of Operations

The results of operations are based on investment income less expenses, adjusted for the impact of the realized gain/loss and change in unrealized gain/loss on our investment portfolio. To the extent that it is expected to be received, investment income is recognized on an accrual basis. Income is earned as coupon interest adjusted for the amortization of premiums and accretion of discounts on the high-yield corporate debt investments. Expenses include professional services, management fees, administrative services, organizational and offering costs and other general and administrative. Realized gains (losses) are from investments sold, written off, or called at an advantageous price. The unrealized appreciation (depreciation) is the change in the market price on investments in the portfolio at period end, subject to significant fluctuation.

Operating results for the three and nine months ended September 30, 2017 and 2016 were as follows (in thousands):

	For the Three Months Ended September 30, 2017	For the Three Months Ended September 30, 2016
Total investment income	$1,105	$959
Total operating expenses	535	654
Net investment income	570	305
Net realized loss on non-controlled/non-affiliate investments	(498)	(38)
Net unrealized appreciation on non-controlled/non-affiliate investments	943	252
Net unrealized appreciation on affiliate investments	—	1,416

Net increase in net assets resulting from operations	$1,015	$1,935

	For the Nine Months Ended September 30, 2017	For the Nine Months Ended September 30, 2016
Total investment income	$3,086	$2,334
Total operating expenses	1,932	2,026
Net investment income	1,154	308
Net realized loss on non-controlled/non-affiliate investments	(400)	(13,341)
Net unrealized appreciation on non-controlled/non-affiliate investments	8,335	18,258
Net unrealized appreciation on affiliate investments	3,314	1,416

Net increase in net assets resulting from operations	$12,403	$6,641

Investment Income

We generated investment income of $1.1 million and $3.1 million for the three and nine months ended September 30, 2017, respectively, as compared to $1.0 million and $2.3 million for the three and nine months ended September 30, 2016, respectively. Interest income was $1.0 million and $2.9 million for the three and nine months ended September 30, 2017, respectively, as compared to $0.9 million and $2.3 million for the three and nine months ended September 30, 2016, respectively. The increase in interest income in 2017 as compared to 2016 was attributable to higher yield earned on investments in senior secured notes of Ansgar Media, LLC, GeoCommerce, Inc., Nima, LLC, Vieste Group, LLC and Digital Golf Technologies, LLC, partially offset by an increase in debt investments placed on non-accrual status and restructuring of certain debt investments into equity investments. Fee income was $0.08 million and $0.19 million for the three and nine months ended September 30, 2017, respectively, as compared to $0.03 million and $0.06 million for the three and nine months ended September 30, 2016, respectively. Fee income received is non-recurring in nature. The increase in fee income in 2017 as compared to 2016 was attributable to higher amount of investments in direct lending deals that earn 3% origination fee, which is being amortized over the term of the loan.

 Interest from debt investments is in the form of interest and fees earned on senior secured loans, senior secured notes, subordinated debt, senior unsecured debt and collateralized securities in our debt portfolio. Our debt portfolio constituted approximately 46.9% of the investment portfolio at September 30, 2017 (excluding money market investments). The level of interest income we receive is directly related to the balance of collectible income producing investments multiplied by the coupon rate of our investments, offset by debt investments held in non-accrual status. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases. The average balance of the debt portfolio during the nine months ended September 30, 2017 was lower than the nine months ended September 30, 2016, which was attributable to – 1) increase in debt investments placed on non-accrual status and restructuring of certain debt investments into equity investments; and 2) in the money warrants and/or other equity securities received while making direct lending investments in companies like Ansgar Media LLC, Geocommerce, Inc., Nima LLC, Digital Golf Technologies, LLC and Vieste Group, LLC. At September 30, 2017, the weighted average coupon yield of our debt investments was 11.9% as compared to 9.3% at September 30, 2016. This coupon yield is for the non-defaulted and non-equity positions. At September 30, 2017, the weighted average coupon yield of all the securities in the portfolio was 5.6%, as compared to 6.5% at September 30, 2016. Based on current and prior three quarters’ net assets, average net assets as of September 30, 2017 were $39.6 million, as compared to $30.5 million as of September 30, 2016.

 Since becoming operational in the third quarter of 2012, we generate income primarily from the cash interest we collect on our debt investments and, to a lesser extent, from the early termination fees that many of our debt investments require the borrower to pay. Going forward, we may generate income in the form of commitment, origination or structuring fees. Any such fees will be generated in connection with our investments and recognized as earned.

Operating Expenses

The composition of our operating expenses for the three and nine months ended September 30, 2017 and 2016 was as follows (in thousands):

	For the Three Months Ended September 30, 2017	For the Three Months Ended September 30, 2016

Professional fees	$46	$177
Director fees	12	10
Insurance	33	29
Interest expense	-	39
Management fees – related parties	223	168
Administrative services – related parties	74	58
General and administrative (includes CFO salary and related party travel expenses)	119	136
Transfer agent fees	28	37
Total operating expenses	$535	$654

	For the Nine Months Ended September 30, 2017	For the Nine Months Ended September 30, 2016

Professional fees	$448	$650
Director fees	31	29
Insurance	99	85
Interest expense	58	165
Management fees – related parties	626	471
Administrative services – related parties	206	166
General and administrative (includes CFO salary and related party travel expenses)	363	357
Transfer agent fees	101	103
Total operating expenses	$1,932	$2,026

For the three months ended September 30, 2017 and 2016, our operating expenses were $0.5 million and $0.7 million, respectively. Included within general and administrative expenses for the three months ended September 30, 2017 and 2016, were $0.04 million and $0.03 million, respectively, for the cost of our chief financial officer’s salary reimbursed to the Manager. Also included within general and administrative expenses for the three months ended September 30, 2017 and 2016, were zero and $0.01 million, respectively, for related party travel expenses reimbursed to the Manager. For the nine months ended September 30, 2017 and 2016, our operating expenses were $1.9 million and $2.0 million, respectively. Included within general and administrative expenses for the nine months ended September 30, 2017 and 2016, were $0.1 million and $0.1 million, respectively, for the cost of our chief financial officer’s salary reimbursed to the Manager. Also included within general and administrative expenses for the nine months ended September 30, 2017 and 2016, were $0.03 million and $0.03 million, respectively, for related party travel expenses reimbursed to the Manager.

Management fees for the three and nine months ended September 30, 2017 and 2016, remained at a single rate 2% of the net asset value. The offering costs were consistent at 1.5% of the gross closing proceeds for the three and nine months September 30, 2017 and 2016. However, since the Fund has not been open to new investments, there has not been any offering costs expense since June 30, 2015.

The decrease in professional fees is due to reduced legal fees in 2017 as compared to 2016 in conjunction with the settlement of UCI International and Relativity Media legal matters, partially offset by increased legal costs related to conversion of the Fund to an Interval Fund.

Net Investment Income

Our net investment income totaled $0.6 million and $0.3 million for the three months ended September 30, 2017 and 2016, respectively. Our net investment income totaled $1.2 million and $0.3 million for the nine months ended September 30, 2017 and 2016, respectively. For the three months ended September 30, 2017 and 2016, total investment income was $1.1 million and $1.0 million, respectively. For the same periods, the total investment income included $0.08 million and $0.03 million of non-recurring fees, respectively. For the nine months ended September 30, 2017 and 2016, total investment income was $3.1 million and $2.3 million, respectively. For the same periods, the total investment income included $0.19 million and $0.06 million of non-recurring fees, respectively.

The increase in net investment income for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 was primarily due to the positive returns posted by almost all of the fixed income sectors in 2017, and additional direct lending investments in the senior secured first lien notes that earn high yield and also a fee income in form of 3% origination fees. For the three months ended September 30, 2017 and 2016, total operating expenses were $0.5 million and $0.7 million, respectively. For the nine months ended September 30, 2017 and 2016, total operating expenses were $1.9 million and $2.0 million, respectively.

Net Realized Gains or Losses from Investments

For the three and nine months ended September 30, 2017, we had $2.6 million and $16.2 million of sales, maturities, write-offs and principal repayments, resulting in $0.5 million and $0.4 million of realized losses, respectively. For the three and nine months ended September 30, 2016, we had $6.2 million and $25.3 million of sales, maturities, write-offs and principal repayments, resulting in $0.04 million and $13.3 million of realized losses, respectively.

Net Change in Unrealized Appreciation or Depreciation on Investments

For the three and nine months ended September 30, 2017, we experienced $0.9 million and $11.6 million of unrealized appreciation, respectively, mainly because of increased valuation estimates of equity securities of GeoCommerce, Inc., Nima, LLC and Ansgar, LLC, and also because of receipt of in-the-money warrants from investments in Digital Golf Technologies, LLC and Vieste Group, LLC. For the three and nine months ended September 30, 2016, we experienced $1.7 million and $19.7 million of unrealized appreciation, respectively.

 The unrealized appreciation during the nine months ended September 30, 2017 has been partially offset by a number of positions that either initiated a restructuring of their indebtedness (either in Chapter 11 bankruptcy or prepackaged bankruptcy) or announced that they were considering a restructuring. Such announcements generally reduce liquidity in the secondary market creating greater mispricing in underlying bonds. Until the bankruptcy or other restructuring process is complete, it becomes difficult to ascertain whether some of these positions will result in a loss of principal or full recovery of principal given their position in the capital structure of the issuer and the underlying asset values. Generally, we expect much higher recoveries or full payment for senior secured first lien type bonds, as compared to senior secured second lien or unsecured bonds for defaulted bonds.

Changes in Net Assets from Operations

For the three and nine months ended September 30, 2017, we recorded a net increase in net assets resulting from operations of $1.0 million and $12.4 million, respectively. For the three and nine months ended September 30, 2017, this increase is mainly due to net unrealized appreciation of $0.9 million and $11.6 million, respectively, and net investment income of $0.6 million and $1.2 million, respectively, partially offset by net realized losses from investments of $0.5 million and $0.4 million, respectively, on our portfolio investments. The increase in 2017 is largely due to increase in the valuation of Class B units of Ansgar Media, LLC, warrants of Nima, LLC and GeoCommerce, Inc., and in-the-money warrants received through new investments in senior secured first lien notes of Vieste Group, LLC. Overall, the portfolio experienced a market value increase, with an increase in net unrealized appreciation on investments of $0.9 million and $11.6 million, respectively, for the three and nine months ended September 30, 2017. Based on 6,420,505 and 6,385,756 weighted average common shares outstanding for the three and nine months ended September 30, 2017, respectively, our per share net increase in net assets resulting from operations was $0.16 and $1.94, respectively.

For the three and nine months ended September 30, 2016, we recorded a net increase in net assets resulting from operations of $1.9 million and $6.6 million, respectively. For the three and nine months ended September 30, 2016, this increase was mainly due to net unrealized appreciation of $1.7 million and $19.7 million, respectively, and net investment income of $0.3 million and $0.3 million, partially offset by net realized loss from investments of $0.04 million and $13.3 million, respectively, on our portfolio investments. This increase was largely due to a strong rally in high yield markets because of increases in the market price of oil, easing concerns about global economic growth, a continued search for yield and continued accommodation by central banks and the completion of restructuring plans by a few of our bond investment companies. Overall, the portfolio experienced a market value increase, with an increase in net unrealized appreciation on investments of $19.7 million for the nine months ended September 30, 2016. Based on 6,276,081 and 6,236,996 weighted average common shares outstanding for the three and nine months ended September 30, 2016, our per share net increase in net assets resulting from operations was $0.31 and $1.06, respectively.

Liquidity and Capital Resources

On August 4, 2015, we entered an agreement with Wells Fargo Advisors, LLC for obtaining a revolving line of credit. The amount we can borrow is based upon the value of cash deposited in an account at Wells Fargo Advisors, LLC and the treasury notes that Wells Fargo purchases, which serve as collateral for the loan. As of September 30, 2017 and December 31, 2016, the outstanding balance under this credit line was $0.0 million and $6.4 million, respectively.

At the end of March 2017, the Fund began selling the treasury notes that Wells Fargo held as collateral for the line of credit. The line was paid off in April 2017 and the remaining securities held at Wells Fargo were transferred to U.S. Bank National Association, the Fund’s administrator. In May 2017, the line of credit and corresponding collateral account were closed at Wells Fargo.

We generate cash primarily from cash flows from fees, interest and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. On July 10, 2012, we satisfied our minimum offering requirement of raising gross offering proceeds in excess of $1.0 million from persons who are not affiliated with us or our Manager, and commenced operations. As of September 30, 2017, we had issued 6.7 million shares of common stock, including 0.6 million shares under our distribution reinvestment plan (“DRIP”) less 0.3 million shares redeemed under our tender offer. As of September 30, 2017, we had received gross proceeds from our continuous offering of total $66.4 million, including $5.6 million under our DRIP less $2.9 million paid to redeem shares in our prior quarterly tender offers.

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

For the nine months ended September 30, 2017, we experienced a net increase in money market investments of $0.6 million. For the nine months ended September 30, 2017, approximately $8.6 million was used for our financing activities, which primarily consisted of $8.6 million repayments of the priority credit line and $2.2 million in distributions, partially offset by $2.2 million received through the priority credit line. We generated approximately $8.6 million of cash provided by our operating activities mainly as the result of the receipt of proceeds from the sale of, repayment of and principal payments on portfolio debt investments of $16.2 million, partially offset by the purchase of new portfolio debt investments of $6.7 million.

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

Based upon our current level of operations, we estimate that about 59.3% of our distributions will constitute a return of capital. Our distributions historically have not been based on our investment performance. Prior to September 2013, our distributions were supported by our Manager in the form of operating expense support payments to us, and a portion of our distributions constituted a return of capital. Since September 2013, we have not had an expense support agreement with our Manager and as a result a greater portion of our distributions have constituted a return of capital. A return of capital generally is a return of your investment rather than a return of earnings or gains derived from our investment activities constitutes the return of capital previously paid to us for shares of our common stock.

The following table shows the percentage of our distributions which have been funded from net investment income, realized capital gains and paid in capital since January 2015:

		Net	Realized	Return
		Investment	Gain From	of
Period	Per Share	Income	Investments	Capital
January 1, 2015 - March 31, 2015	0.179154	15%	5%	80%
April 1, 2015 - June 30, 2015	0.179154	63%	15%	22%
July 1, 2015 - September 30, 2015	0.209015	19%	11%	70%
October 1, 2015 - December 31, 2015 *	0.170315	—%	6%	94%
January 1, 2016 – March 31, 2016 **	0.169969	1%	—%	99%
April 1, 2016 – June 30, 2016***	0.107188	—%	—%	100%
July 1, 2016 – September 30, 2016****	0.214372	23%	—%	77%
October 1, 2016 – December 31, 2016	0.107186	24%	11%	65%
January 1, 2017 – March 31, 2017	0.160779	22%	4%	74%
April 1, 2017 – June 30, 2017	0.160779	35%	6%	59%
July 1, 2017 – September 30, 2017*****	0.160779	55%	—%	45%

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

***** For the period from July 1, 2017 to September 30, 2017, the Fund had a realized loss from investments of approximately $0.5 million. That amount is reflected on the source of distributions table below in the distributions from paid in capital amount.

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

The following table reflects the sources of the cash distributions on a tax basis that the Fund has paid on its common stock (dollars in thousands) during the nine months ended September 30, 2017 and fiscal years ended December 31, 2016 and 2015:

Source of Distributions:	Nine months ended September 30, 2017		Year ended December 31, 2016		Year ended December 31, 2015
Distributions from net investment income	$1,154	37.5%	$473	12.6%	$830	18.5%
Distributions from realized gains	98	3.2	78	2.1	425	9.5
Distributions from paid In capital	1,827	59.3	3,195	85.3	3,235	72.0
Total	$3,079	100.0%	$3,746	100.0%	$4,490	100.0%

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

When the Fund is able to raise new capital, it incurs offering expenses of 1.5% of the gross offering proceeds. However, the Fund has not been able to raise additional capital since April 2015. The chart below shows the percentages of distributions from Net Investment Income excluding offering costs:

	Offering Expenses	Distribution from Net Investment Income excluding offering costs	% Distribution from Net Investment Income excluding offering costs	% Distributions from Realized Gains excluding offering costs	% Distributions from Paid In Capital excluding offering costs
2017 (January 1 – September 30)	$—	$1,154	38%	3%	59%
2016	$—	$473	13%	2%	85%
2015	$96	$926	21%	9%	70%

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

Due from related party of $198,000 consists of approximately $38,000 of true up for management fees from writing down certain portfolio investments at the end of a quarter in prior quarters, $50,000 in Blue Sky state filing fees by the Fund instead of our Manager, $25,000 in allocation of the Directors and Officers insurance policy costs to our Manager, and $85,000 in expenses related to legal and other operational costs allocated to our Manager instead of the Fund.

Due diligence fees received by the Fund from the borrowers related to the Fund’s direct lending transactions are remitted to our Manager, VII Peaks Capital, LLC, as the collateral and administrative agent for the loans. Due diligence fees received are not revenues or expenses of the Fund and therefore are not reflected in the financial statements. Fees for the three and nine months ended September 30, 2017 totaled $0 and $222,500, respectively. Fees for the three and nine months ended September 30, 2016 totaled $50,000 and $212,500, respectively.

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

Assuming that our current financial condition were to remain constant and no actions were taken to alter our existing interest rate sensitivity, a 100 basis point move in interest rates up or down from their September 30, 2017 levels would result in an increase or decrease in net asset value of $0.5 million or 1.2%.

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

 Management had concluded it had a material weaknesses resulting from the following:

Subsequent to December 31, 2016, our Board of Directors elected to restate our financial statements for the three and nine months ended September 30, 2016 in order to correct an error in the accounting for certain warrants received in connection with direct loans that we made. Specifically, we did not assign a cost to the warrants based upon their fair value on the date of receipt relative to the total fair value of the debt and warrants received. The difference between the face amount of the debt and its recorded cost resulting from the assignment of value to the warrants is to be treated as original issue discount, and accreted into interest income over the life of the loan. The change resulted in an increase in net investment income, and a decrease in unrealized appreciation in the same amount, in each period, and had no impact on our net asset value per share, as previously reported. Management previously concluded that its disclosure controls were effective for those periods. In response, in 2017 we implemented additional controls whereby officers will seek outside guidance in regard to accounting for transactions that we have not historically engaged in and which present novel issues.

In addition, we will also obtain third party valuations of certain Level 3 assets in certain situations to corroborate managements’ internal valuations or guide management in valuing such assets, as well as to assist us in enhancing our documentation related to valuing such investments.

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

Change in Internal Control over Financial Reporting

Other than the additional controls noted above, there have been no additional changes in internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the nine months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

VII Peaks Co-Optivist Income BDC II, Inc.

Date: November 14, 2017	By	/s/ Gurpreet S. Chandhoke
Gurpreet S. Chandhoke
Chairman of the Board of Directors,
Chief Executive Officer and President
(Principal Executive Officer)

VII Peaks Co-Optivist Income BDC II, Inc.

Date: November 14, 2017	By	/s/ Michelle E. MacDonald
Michelle E. MacDonald
Chief Financial Officer,
Treasurer and Secretary
(Principal Financial Officer and Principal
Accounting Officer)

