Form 10-K
period 2017-12-31
VII Peaks Co-Optivist Income BDC II, Inc.
filed 2018-11-06
CIK 1527385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

There is no established market for the Registrant's shares of common stock. As of June 30, 2017, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's equity held by non-affiliates of the registrant was approximately $43,613,782 based on net asset value per share of the registrant's common stock on such date.

The number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding as of November 5, 2018 was 6,511,714.

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

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2017

PART I

Except as otherwise specified in this annual report on Form 10-K (“Annual Report”), the terms:

•	“we”, “us”, “our” and the “Fund” refer to VII Peaks Co-Optivist TM Income BDC II, Inc., a Maryland Corporation.

ITEM 1. BUSINESS

General

We are a specialty finance company incorporated in Maryland on August 3, 2011. We are an externally managed, non-diversified closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended, or (the “1940 Act”).

We are managed by VII Peaks Capital, LLC, or (the “Manager”), which is registered as an investment adviser with the Securities and Exchange Commission, or (the “SEC”). We have elected to be treated for federal income tax purposes as a regulated investment company, or (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”).

On August 9, 2011, we filed a registration statement on Form N-2 to sell up to 75,000,000 shares of common stock, $0.001 par value per share, at an initial public offering price of $10.00 per share. The registration statement was declared effective by the SEC on March 1, 2012. We achieved the minimum offering requirement on July 10, 2012 and commenced operations on such date. As of December 31, 2017, we issued 6.8 million shares of common stock for gross proceeds of $63.8 million, including $5.9 million under our distribution reinvestment plan (“DRIP”).

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

Our proprietary “Co-Optivist” TM approach entails investment in the corporate debt and equity-linked debt securities of target companies, or Target Investments, in conjunction with proactively engaging the target company’s management. We acquire Target Investments whose debt securities trade on the over-the-counter market for institutional loans at a discount to their par redemption value and will be subject to a “redemption event” within (on average) 24 months. We also invest directly in debt of private companies. We define a “redemption event” as a maturity event or a put event (where investors in the target company’s debt security can have a redemption right at a pre-determined price). We hold such debt an average of 24 months, during which time we anticipate working actively with the target companies’ management to effect and/or participate in a restructuring or exchange of the invested securities for new securities.

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

Conversion to Closed End Interval Fund

At our adjourned annual meeting of stockholders held on December 28, 2016, our stockholders (i) approved the withdrawal of our election to be treated as a business development company; (ii) approved our reorganization as a Delaware Statutory Trust; (iii) approved the amended and restated investment management agreement with our Manager, and (iv) approved of a fundamental policy whereby we would become an “interval fund”, under which we would make annual repurchase offers of our shares on or about November 1st of each calendar year (collectively, the “Reorganization”). We will complete the Reorganization promptly after approval of an N-2 Registration Statement filed by VII Peaks Co-Optivist Income Fund, a Delaware Statutory Trust, which was formed on January 25, 2017.

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

Fundamental Investment Policies and Restrictions

Following our withdrawal of our election to be treated as a business development company, we will no longer be required to invest at least 70% of our assets in eligible portfolio securities. Instead, we are required to adopt fundamental policies and restrictions that govern how we may invest our assets. The stated fundamental policies may only be changed by the affirmative vote of a majority of our outstanding voting securities. As defined by the Investment Company Act of 1940 (the “1940 Act”), the vote of a “majority of the outstanding voting securities of the company” means the vote, at an annual or special meeting of the company’s shareholders duly called, (a) of 66- 2 ⁄ 3% or more of the voting securities present at such meeting, if the holders of more than 50% of the outstanding voting securities of the company are present or represented by proxy; or (b) of more than 50% of the outstanding voting securities of the company, whichever is less.

Set forth below are the fundamental policies and restrictions that we expect to adopt upon consummation of the Reorganization:

(1)	we may borrow money, except to the extent permitted by the 1940 Act, or any rules, exemptions or interpretations thereunder that may be adopted, granted or issued by the SEC.

(2)	we may not act as an underwriter of securities of other issuers, except to the extent we may be deemed to be an underwriter when disposing of our own securities.

(3)	we may not make loans if, as a result, more than 33-1/3% of our total assets would be lent to other persons, including other investment companies to the extent permitted by the 1940 Act or any rules, exemptions or interpretations thereunder that may be adopted, granted or issued by the SEC. This limitation does not apply to (1) the lending of portfolio securities, (2) the purchase of debt securities, other debt instruments, loan participations and/or engaging in direct corporate loans in accordance with our investment goals and policies, and (3) repurchase agreements to the extent the entry into a repurchase agreement is deemed to be a loan.

(4)	we may not purchase or sell real estate unless acquired as a result of ownership of securities or other instruments and provided that this restriction does not prevent us from (i) purchasing or selling securities or instruments secured by real estate or interests therein, securities or instruments representing interests in real estate or securities or instruments of issuers that invest, deal or otherwise engage in transactions in real estate or interests therein, and (ii) making, purchasing or selling real estate mortgage loans.

(5)	we may not purchase or sell physical commodities, unless acquired as a result of ownership of securities or other instruments, provided that this restriction does not prevent us from investing in commodities contracts for the purpose of hedging its investment portfolio, including currency futures, stock index futures, interest rate futures and options thereon.

(6)	we may not issue senior securities, except to the extent permitted by the 1940 Act or any rules, exemptions or interpretations thereunder that may be adopted, granted or issued by the SEC.

(7)	we may not invest more than 25% of our net assets in securities of issuers in any one industry (other than securities issued or guaranteed by the U.S. government or any of its agencies or instrumentalities or securities of other investment companies).

(8)	we will not be limited in the percentage of our assets that may be invested in the securities of any one issuer.

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

Our Manager

Our investment activities are managed by our Manager who is registered as an investment adviser under the Investment Advisers Act of 1940, as amended, or (the “Advisers Act”). Our Manager is responsible for sourcing potential investments, conducting research on prospective investments, analyzing investment opportunities, structuring our investments, and monitoring our investments and portfolio companies on an ongoing basis. Our Manager is led by Gurpreet (Gurprit) S. Chandhoke, who also serves as our Chief Executive Officer of the Fund and Stephen Shea, a managing member of VII Peaks Capital, LLC. They are supported by the Manager’s team of employees, including investment professionals who have extensive experience in underwriting and issuing debt products that include high-yield, bank debt and convertible debt and have acted as financial advisers to private equity funds, venture capital firms and corporations in mergers and acquisitions, recapitalization and corporate finance transactions, and have served as principal investors in private equity and leveraged buyout transactions.

Our Manager has an investment committee that is responsible for reviewing, discussing and approving each investment opportunity we seek to pursue. Our investment committee meets to discuss new and existing opportunities and developments on current investments. Our investment committee currently consists of Mr. Chandhoke, our Chief Executive Officer, and Mr. Milton Balbuena, Co-Chief Investment Officer.

Our Affiliates

Our Manager is owned and managed by Gurpreet (Gurprit) S. Chandhoke, our Chief Executive Officer, and Stephen F. Shea. Founded in April 2009 with principal offices in Orinda, California, our Manager also manages VII Peaks Co-Optivist B Fund I, LLC, VII Peaks Co-Optivist R Fund I, LLC and VII Peaks Co-Optivist B Fund II, LLC, and the VII Peaks Direct Lending Fund, which are private funds that were formed to conduct private placements of securities and which have substantially similar investment objectives as the Fund. As of December 31, 2017, VII Peaks Co-Optivist B Fund I, LLC, VII Peaks Co-Optivist R Fund I, LLC and VII Peaks Co-Optivist B Fund II, LLC had aggregate net assets of $3.3 million.

The investment objective, strategy and fee structure of the private funds are substantially similar to those of VII Peaks Co-Optivist Income BDC II, Inc. However, the performance of the private funds is not necessarily indicative of our future performance.

Market Opportunity

In the upcoming years, we believe many companies will face maturities and redemptions on significant amounts of outstanding debt and will have to find ways to refinance those obligations. See below a chart compiled from S&P for Investment-grade and Speculative-grade USD Bonds maturing from 2017 to 2027. The charts below show over $4.6 trillion of U.S. based investment-grade bonds to mature between 2017 to 2027 and $445 billion in speculative grade bonds to mature between 2018 and 2022.

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

Potential Competitive Strengths

We believe that we have the following potential competitive strengths as compared to investment funds that also invest in discounted corporate debt, senior secured term loan and equity-linked debt securities:

•	We Are Not a Traditional Distressed Fund. Traditional distressed debt investors typically seek to own the debt and engage in a bankruptcy process with the issuing company and eventually become equity holders. Through equity ownership, traditional distressed debt investors then intend to restructure operations of the Fund. In contrast, we do not invest in debt securities with the intent of undergoing a bankruptcy process. We look to partner with management to pro-actively avoid a default and bankruptcy situation. We are focused on restructuring company balance sheets, not company operations.

•	Investment Hold Period. We will not actively trade in and out of positions. Rather, we hold our investments for an average of 24 months. During this hold period we anticipate working co-operatively with target company management and other debt holders on a debt restructuring or exchange.

•	Comprehensive Private Equity Due Diligence Approach. We employ a comprehensive private equity approach to our investment due diligence process. This approach involves performing comprehensive business and industry due diligence and in-depth, bottoms-up valuation analyses for each investment, comparable to what a private equity firm with a long-term ownership position would conduct prior to investing in a target company. We believe this disciplined approach serves as an effective risk management tool for our investment process.

•	Relevant Capital Markets and Investment Experience. Our investment team consists of individuals who collectively have expertise and experience in principal investing, debt securities and general capital markets. The members of our investment team combined have been involved in the issuance of over $20 billion of debt securities, advised on a number of merger and acquisition transactions and invested in a number of private equity and leveraged buyout transactions.

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

The diagram below is illustrative of how we may use our position as an influential debt holder of a target company to restructure its indebtedness.

Portfolio Monitoring

Valuation process. Each quarter, we value investments in our portfolio, and disclose such values in reports filed with the SEC. Investments for which market quotations are readily available are recorded at such market quotations. With respect to investments for which market quotations are not readily available, our Board of Directors, or a committee thereof, determines the fair value of such investments in good faith, utilizing the input of our valuation committee, our Manager and any other professionals or materials that our Board of Directors, or a committee thereof, deems worthy and relevant, including independent third-party valuation firms, if applicable.

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

 Determination of Net Asset Value

We determine the net asset value of our investment portfolio each quarter. Securities that are publicly-traded are valued at the reported closing price on the valuation date. Securities that are not publicly-traded are valued at fair value as determined in good faith by our Management and submitted to our Board of Directors, or a committee thereof for review. In connection with that determination, our Manager will prepare portfolio company valuations using relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, the most recent portfolio company financial statements and forecasts, and valuations prepared by a third-party valuation service annually for certain Level 3 investments.

With respect to investments for which market quotations are not readily available, we undertake a multi-step valuation process each quarter, as described below:

•	each portfolio company or investment is initially valued by members of the investment committee, with such valuation taking into account information received from an independent valuation firm, if applicable;

•	preliminary valuation conclusions are then documented and discussed with the members of the Board of Directors, or committee thereof including the input and recommendation of members of the investment committee and any third-party valuation firm, if applicable.

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

Determinations in Connection With Offerings

We last sold our share in our continuous offering at a price of $8.75 per share: however, we have not sold shares in our continuous offering since April 30, 2015. To the extent that our net asset value increases, we will sell at a price necessary to ensure that shares are not sold at a price per share, after deduction of selling commissions and dealer manager fees, that is below the net asset value per share. The closings are typically on a monthly basis. To the extent that the net asset value per share increases subsequent to the last closing, the price per share may increase. Therefore, persons who subscribe for shares of our common stock in our continuous offering must submit subscriptions for a certain dollar amount, rather than a number of shares of common stock and, as a result, may receive fractional shares of our common stock. In connection with each closing on the sale of shares of our common stock offered pursuant to our prospectus on a continuous basis, the Board of Directors or a committee thereof is required within 48 hours of the time that each closing and sale is made to make the determination that we are not selling shares of our common stock at a price which, after deducting selling commissions and dealer manager fees, is below our then current net asset value per share. The Board of Directors or a committee thereof will consider the following factors, among others, in making such determination:

•	the net asset value of our common stock disclosed in the most recent periodic report we filed with the SEC;

•	our management’s assessment of whether any material change in the net asset value has occurred (including through the realization of net gains or losses on the sale of our portfolio investments) from the period beginning on the date of the most recently disclosed net asset value to the period ending two days prior to the date of the closing on and sale of our common stock; and

•	the magnitude of the difference between the net asset value disclosed in the most recent periodic report we filed with the SEC and our management’s assessment of any material change in the net asset value since the date of the most recently disclosed net asset value, and the offering price of the shares of our common stock at the date of closing.

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

Taxation and Election of a Regulated Investment Company (“RIC”)

We have elected to be treated as a RIC under Subchapter M of the Code effective for our taxable year ended December 31, 2017, and to annually qualify as a RIC thereafter. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income that we distribute to our stockholders from our tax earnings and profits. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gain over realized net long-term capital loss, or the Annual Distribution Requirement. Even if we qualify as a RIC, we generally will be subject to corporate-level U.S. federal income tax on our undistributed taxable income and could be subject to U.S. federal excise, state, local and foreign taxes.

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

We were formed in 2011 and commenced operations in July 2012 when we raised an aggregate of $1.0 million from investors unaffiliated with us or our Manager. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objectives and that the value of our common shares could decline substantially.

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

Economic activity continued to be somewhat subdued because of declining annual job growth. As a result, corporate interest rate risk premiums, otherwise known as credit spreads, declined significantly throughout most of 2009 and 2010. However, credit spreads remain slightly above historical averages, particularly in the loan market. The improving economic and market conditions that have driven these declines in credit spreads may reverse themselves if uncertainty returns to the markets. Such a reversal could negatively impact credit spreads as well as our ability to obtain financing, particularly from the debt markets. As a result, corporate interest rate risk premiums, otherwise known as credit spreads, declined significantly throughout most of 2009 and 2010. However, credit spreads remain slightly above historical averages, particularly in the loan market. The improving economic and market conditions that have driven these declines in credit spreads may reverse themselves if uncertainty returns to the markets. Such a reversal could negatively impact credit spreads as well as our ability to obtain financing, particularly from the debt markets.

The tightening of the US monetary policy through the increase in Fed interest rate continued in 2017 with three rate increases. The increase in the Fed rate can have a negative effect on our investments by making it harder and more expensive to refinance capital structures or even obtain financing.

The tightening of US monetary policy through increases in the Fed interest rate happened for the first time in nine years in December of 2015. Per the Fed’s statement, it plans to raise interest rates at a slow (.25%) but steady pace so long as gauges of U.S. inflation and economic growth improve. The Fed made projections to raise the rate four times in 2016 but only increased the rate once in December 2016. After expecting three to four rate increases in 2017, the Fed raised rates three times in 2017 to settle between a range of 1.25% to 1.50%. Through September 2018 the Fed has raised rates an additional three times to 2.25%. The Fed commented that it will assess economic conditions relative to its objectives of maximum employment and 2% inflation when determining future adjustments to the target range of the federal funds rate. There can be no guarantee the Fed will raise rates at the pace they proposed, nor can there be any assurance that the Fed will make sound decisions as to when to raise rates. The increase in the Fed rate can have a negative effect on our investments by making it harder and more expensive to refinance capital structures or even obtain financing. Default rates in the US high-yield market currently stand around 1.6% for the trailing twelve months according to Fitch Ratings. The ratings company forecasts the U.S. high-yield default rate will finish 2018 at 2%, the lowest rate since 2013 and below the non-recessionary 2.3% average. The average yield on a U.S. junk bond is now around 5.8%, according to Bank of America Merrill Lynch indexes, below the mean of the last 10 years.

Positive global growth paired with hawkish banks and low volatility overall could have a material adverse effect on the companies we invest in.

Overall, for the year of 2017 volatility was the lowest it has been in decades, potentially leading to dangerous complacency amid a growing market. The Fed raised central bank rates three times in 2017, three times through September 2018 and signaled for more to come in 2018. This coincided with growth momentum in the U.S., in which GDP growth reached 3.3% annualized return in the third quarter while the stock market experienced strong performance and the oil industry ended on an uptrend as well. U.S. unemployment also dipped 0.6% below its lowest level since December 2000, 4.1%. Employers also added an average of 174,000 jobs per month for 2017. In the debt markets, the U.S. is set to sell the most debt in eight years by 2018, which is estimated at $1.3 trillion, more than double the 2017 issuance. Germany’s government stated the intended to sell more 30-year Bunds during 2018 while interest rates are low, causing the German yield curves to steepen. An ECB Governing Council member stated Europe may start using interest rates to regulate the economy rather than asset purchases. However, the fiscal stimulus created by the tax plan overhaul could accelerate overall growth and spur inflation. Within the High Yield markets, they generated between a 6% and 7% return for the year of 2017, depending on which index you benchmark. However, potential weakness resides in lowering LIBOR floors, the Fed’s 2% inflation goal and a faster pace of Fed rate hikes. Leveraged loan markets underperformed compared to High Yield for the year, mostly caused by large refinancing and repricings coupled with slow Fed rate hikes. The rising rate credit environment and strong global economic growth is potentially creating a dangerously complacent market. This could have a material adverse effect on the financial markets and economic conditions in the United States and the rest of the world. It could also limit our ability and the ability of our portfolio companies to obtain financing; it can also have an adverse material effect on the valuation of our portfolio companies. Overall, 2017 was a fairly positive year in the equity and bond markets, paving the way for a positive 2018.

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

Any unrealized losses we experience on our portfolio may be an indication of future realized losses, and any unrealized gains may not be realized, which could reduce our income available for distribution.

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

Any unrealized gains may be reduced if any of our portfolio companies are unable to repay obligations to us within a timely period or if any portfolio companies experience potential slowdowns in their business.

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

We are subject to regulations not applicable to private companies, including certain provisions of the Sarbanes-Oxley Act and the related rules and regulations promulgated by the SEC. Our management is required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and rules and regulations of the SEC thereunder. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis, to evaluate and disclose changes in our internal control over financial reporting.

Management concluded it had material weaknesses resulting from the following:

The Fund has not been able to file its December 31, 2017 10-K report or its subsequent 2018 10-Q reports in a timely manner. The Fund had to wait for the financial statements from its privately held portfolio companies. Those companies are not required to file audited financial statements and therefore do not have the same reporting deadlines as the Fund. Once financial statements are received by the Fund, they are forwarded to a third-party to prepare independent valuations of the warrants issued by those companies. To avoid these delays in the future, management has concluded that it will use the financials from those privately held portfolio companies for the period ending September 30 to provide to its third-party valuation firm to prepare the December 31 valuations, if their December 31 financials are not available by January 30 of the following year. Management team has brought in additional outside resources to help with completing financial statements in a timely manner.

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

We have a high concentration of our portfolio in direct loans

We have 42% of our assets invested in direct loans to privately held companies. Default of any of these direct loans could have an adverse effect on our portfolio. This would also have an adverse effect on cash flow and our ability to make distributions.

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

We are uncertain of our sources for funding our future capital needs; if we cannot obtain debt or equity financing on acceptable terms, our sell our portfolio investments or collect our loan payments timely, our ability to acquire investments and to expand our operations will be adversely affected.

Our audited financial statements for the year ended December 31, 2017 have been prepared assuming we will continue to operate as a going concern. Due to the high annual fixed costs of running the Fund as a Business Development Company, any working capital reserves we maintain may not be sufficient for investment purposes, and we may require debt or equity financing to operate. Any loan defaults from portfolio companies, or our inability to sell such loans, will negatively impact our results of operations, reduce our overall liquidity and cash flows needed to continue as a going concern. Any defaults would also increase the difficulty in securing alternative sources of funding, and there can be no assurances that we will be able to obtain such funding on favorable terms or sell our portfolio investments or collect our loan payments timely. If we are unable to obtain sufficient financing, or sell our investments in a timely manner, we may be required to reduce, defer, or discontinue certain or all of our operations or we would be less able to create and maintain a broad portfolio of investments and achieve our investment objective, which may negatively impact our results of operations and reduce our ability to make distributions to our shareholders or we may not be able to continue as a going concern.

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

We are subject to financial market risks, including changes in interest rates. We expect our portfolio to be predominantly composed of fixed-rate high-yield and equity-linked corporate debt securities, but we may also purchase senior secured corporate debt securities which may have variable interest rates. We currently anticipate that the portion of our portfolio composed of variable rate corporate debt securities, if any, will not exceed 20%, but we may increase that to 33% of our aggregate portfolio at the time of any purchase depending on market opportunities. As of December 31, 2017, we did not hold any variable rate securities in our portfolio. Accordingly, general interest rate fluctuations may have a substantial negative impact on our investments and investment opportunities and, therefore may have a material adverse effect on our investment objectives and our rate of return on invested capital.

To the extent we borrow funds the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.

Borrowings, also known as leverage, magnify the potential for gain or loss on invested equity capital. To the extent we use leverage to partially finance our investments, you will experience increased risks associated with investing in our securities. We may borrow from banks and other lenders and may issue debt securities or enter into other types of borrowing arrangements in the future. Our loan agreements may contain financial and operating covenants that could restrict our business activities. Breach of any of those covenants could cause a default under those instruments. Such a default, if not cured or waived, could have a material adverse effect on us. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause our net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions to our stockholders. Leverage is generally considered a speculative investment technique. While we have used leverage in the past, at December 31, 2017, we did not have any outstanding leverage, nor did we have a leverage facility available to us.

We invest a portion of our assets in privately held companies which presents certain challenges, including the lack of available information about these companies.

We invest a large portion of our assets in privately held companies. Investments in private companies pose certain incremental risks as compared to investments in public companies including that they:

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

In addition, investments in private companies tend to be less liquid. The securities of private companies are not publicly traded or actively traded on the secondary market and are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors. These privately negotiated over-the-counter secondary markets may be inactive during an economic downturn or a credit crisis. In addition, the securities in these companies will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. Also, under the 1940 Act, if there is no readily available market for these investments, we are required to carry these investments at fair value as determined by our Board of Directors, or a committee thereof. As a result, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. We may also face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we, our Manager or any of their respective affiliates have material nonpublic information regarding such portfolio company or where the sale would be an impermissible joint transaction. The reduced liquidity of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.

Finally, little public information generally exists about private companies and these companies may not have third-party debt ratings or audited financial statements. Privately-held companies are not required to file periodic reports with the SEC regarding their financial performance or material business developments nor or they subject to the same SEC regulatory oversight as publicly held companies. In addition, such companies may not be audited or have similar governance as publicly held companies. We must therefore rely on the ability of our Manager to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. Additionally, these companies and their financial information will not generally be subject to the Sarbanes-Oxley Act and other rules that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments.

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

Certain macro-economic events may adversely affect the value of our bond positions and thus may impair our investment performance.

The following risks may adversely affect the value of our bond positions and thus may impair our investment performance:

•	Recession. If the U.S. economy slides back into a recession it may cause a correction in bond prices driving them lower and increasing the cost of borrowing for companies.

•	Correction in U.S. Treasuries or Broader Bond Markets. U.S. Treasuries and corporate bonds have seen a continued dramatic increase in prices over the past several quarters, driving down yields. A correction or trade out of these fixed income securities could correct bond prices across the board, from Treasuries to corporate debt.

•	Increase in Corporate Default Rates. Corporate debt default rates and bankruptcy rates have remained relatively flat and remain at extremely low levels (less than 2%). Any significant increase in default rates would depress bond prices as corporate borrowing costs increase.

•	Inflation. Core inflation in the United States remains under 1%. However, a significant increase in inflation would reduce the real return of debt securities, causing prices to drop.

•	Monetary Tightening and Rising Interest Rates. The U.S. Federal Reserve has halted the quantitative easing program, after injection of $4.5 trillion over the period from 2008-2015. The program was introduced to steer the world’s largest economy through the financial crisis. It aided in keeping interest rates near an all-time low in the U.S. The long term unintended consequences remain concerning, including excessive risk-taking. As the Fed begins to decrease its debt holdings, it may have adverse effects on the credit markets.

•	Devaluation of the U.S. Dollar. We invest in the debt securities of issuers domiciled in the United States. As such, the debt securities that we purchase will pay coupons denominated in U.S. dollars. A significant devaluation of the U.S. dollar could lead to lower bond prices as real returns are diminished due to a devalued currency.

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

On July 30, 2015, Relativity Media, LLC (“Relativity”) filed a voluntary Chapter 11 case in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). At the time, we owned 855,079 shares of Series E Preferred Stock of Relativity. In October 2015, Relativity filed an adversary proceeding against our Manager in the Bankruptcy Court alleging that our Manager breached a commitment to provide $30 million of financing as part of a proposed reorganization of Relativity. We were not named as a defendant in the adversary proceeding. However, on October 20, 2015, Relativity sought and obtained from the Bankruptcy Court an ex parte temporary restraining order, or TRO, that barred our Manager and “its agents, servants, officers, employees and attorneys, and all persons in active concert or participation with them from transferring, assigning, encumbering, or taking any other action with respect to any and all funds” in our US Bank and Wells Fargo accounts. Neither we nor our Manager were provided with prior notice of the hearing on the TRO or were present at the hearing. The two accounts affected by the TRO contained substantially all of our assets at the time. The TRO was dissolved pursuant to a Stipulation and Agreed Order entered by the Bankruptcy Court on October 28, 2015, pursuant to which the parties agreed to engage in negotiations to resolve their dispute. (The negotiations did not result in a settlement). Following the dissolution of the TRO, our Manager filed a Motion for Summary Judgment in the adversary proceeding. The motion was fully briefed but never heard by the Court.

In April 2016, Relativity’s Plan of Reorganization was confirmed by the Court. The Plan provides, among other things, that most claims of the debtor are assigned to the Liquidating Trust that was established by the confirmed Plan. In 2016, our Manager reached a settlement with Relativity which settlement was conditioned upon approval by the Bankruptcy Court.  Prior to the time that the reorganized debtor’s motion for approval of the settlement was set for hearing, such motion was withdrawn by the reorganized debtor on January 25, 2017. At approximately the same time at the insistence of the Court, the pending Motion for Summary Judgment in the adversary proceeding was withdrawn without prejudice to the subsequent refilling of such summary judgment motion.

Given the uncertainty surrounding Relativity, it is not clear if the lawsuit that may involve us and against our Manager will be pursued or dropped. In the event the creditors trust or the reorganized debtor elects to pursue the case, our Manager intends to vigorously defend the case. Our Manager contends, among other things, that the parties never reached a binding agreement on the terms of an investment and that Relativity has suffered no harm since it has obtained alternative financing to replace the financing it contends that our Manager did not provide.

On February 8, 2017, the principal secured lender to Relativity and Relativity’s co-manager filed a joint motion to convert Relativity’s bankruptcy case to Chapter 7 liquidation proceeding, asserting an inability by Relativity to raise capital for its operations and significant defaults on its debts.  Such motion was withdrawn with prejudice on May 17, 2017. At the hearing, the then-pending motion to convert the bankruptcy case to chapter 7 liquidation was dismissed with prejudice by the petitioning creditors. The court did not discuss the adversary case related to the Fund's matter.

On May 3, 2018, the reorganized debtor itself filed a voluntary petition for relief under Chapter 11 of title 11 of the United Stated Bankruptcy Code and has filed a motion to approve the sale of the bulk of its remaining assets. The Bankruptcy Judge ultimately approved such sale. It is our understanding that such sale has now occurred. The US Trustee moved to dismiss and convert the 2015 bankruptcy proceeding by reason of the Reorganized Debtor’s failure to fulfill its obligations under the confirmed plan. After hearing and discussion, the Court concluded that at the present time neither dismissal nor conversion is in the best interest of any party and the Court denied the Motion without prejudice to bringing it again at a future date.

Given the uncertainty surrounding Relativity, it is not clear if the lawsuit against our Manager will be pursued or dropped. In the event the creditor or litigation trust elects to continue the case, our Manager intends to defend the case vigorously. Our Manager contends, among other things, that the parties never reached a binding agreement on the terms of an investment and that Relativity has suffered no harm since it has obtained alternative financing to replace the financing it contends that our Manager did not provide.

Risks Related to Our Continuous Offering and Our Shares

If we are unable to raise substantial funds in our continuous “best efforts” offering, we will be limited in the number and type of investments we may make, our expense ratio will be higher, and the value of your investment in us may be reduced in the event our assets under-perform.

Our continuous offering was being made on a best efforts basis by Arete Wealth Management, LLC ("Arete"), our managing broker/dealer and distributor of the Fund's shares, but that agreement was mutually terminated in October of 2017 since we have not been able to complete the comment review process with respect to the annual amendment to our Form N-2 registration statement for fiscal 2015, and therefore have not been able to issue any shares in our continuous offering since April 30, 2015. Our inability to obtain approval of our Form N-2 amendment in 2015 was partially due to issues that arose from a material weakness in our internal controls that we discovered in 2015, which has since been remedied, as well as uncertainties regarding the valuation of a material investment we made in Relativity Media, LLC in 2015. In the middle of 2016, the Board of Directors voted to withdraw our election to be treated as a business development company and convert the Fund into a closed end fund that elects to be an “interval fund” (the “Reorganization”). The Reorganization was approved by our shareholders at an adjourned shareholder meeting held on December 28, 2016. As a result of the Reorganization, we did not resubmit our Form N-2 to the SEC for approval in 2016. We expect to resume offering shares after the Form N-2 for the reorganized fund is approved by the SEC, and the Reorganization is completed.

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

In the fiscal year ended 2017, the net asset value of our common stock decreased to an amount more than 5% below our then current offering price. The decline resulted from three factors: overall declines in the market prices of high yield debt instruments; declines in the market value of specific positions that have defaulted or which the market perceives will need to restructure or the ones that have already been restructured into 144A private placement equity positions for which real pricing is not available; and as a result of distributions made to date in excess of net investment income. The Pricing Committee of our Board of Directors reviewed market data regarding movements in the credit markets, and the specific circumstances surrounding each of the positions in our portfolio which had experienced the greatest decline in value, including recent earnings announcements, collateral, priority in the capital structure, and current indications as to the terms of any restructuring. Based on that analysis, the Board of Directors determined that a reduction in our gross offering price to $9.25 per share in 2015 and then to $8.75 in 2016 accurately reflected the extent to which the decline was the result of non-temporary factors in the markets and specific positions. However, the current offering price of $8.75 is more than 5% greater than the net asset value per share of our common stock. Therefore, investors in our common stock will experience immediate dilution of their investments.

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

Prior to the completion of a liquidity event, our tender offer program provided a limited opportunity for investors to achieve liquidity, subject to certain restrictions and limitations, at a price which may reflect a discount from the purchase price they paid for their shares being repurchased. However, we suspended our tender offer program in the third quarter of 2015 and have not determined when we will resume the tender offer program. Unless and until we resume the tender offer program, or effect another type of liquidity event, shareholders will not have any realistic options to liquidate their shares.

In mid-2016, our Board of Directors approved resolutions to withdraw our election to be treated as a business development company and convert the Fund into a closed end fund that elects to be an “interval fund” (the “Reorganization”). The Reorganization was approved by our shareholders at an adjourned shareholder meeting held on December 28, 2016. We expect to resume offering shares after the Form N-2 for the reorganized fund is approved by the SEC, and the Reorganization is completed. The Reorganization includes the adoption of a fundamental policy under which we would make annual tender offers of between 5% and 25% of our shares on an annual basis at our net asset value at the time, which will provide shareholders with some liquidity for their shares. Therefore, if the Reorganization is consummated, we no longer expect to complete an alternative liquidity event.

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

Beginning with the fourth calendar quarter of 2013, we began offering a repurchase program for shareholders’ shares on a quarterly basis. However, we are not required to make repurchases and there can be no assurance we will do so. However, we suspended our tender offer program in the third quarter of 2015, and have not determined when we will resume the tender offer program. As a result, shareholders may be unable to sell their shares and, to the extent they are able to sell their shares under the tender offer program, they may not be able to recover the amount of their investment in our shares. Once conversion of the Fund is complete, an annual tender offer will be available to shareholders.

Beginning with the fourth calendar quarter of 2013, we began offering a repurchase program for shareholders to tender their shares on a quarterly basis at a price equal to 90% of our current offering price as of the date of repurchase. To the extent that we make purchases, the tender offer program will include numerous restrictions that limit their ability to sell their shares. We intend to limit the number of shares repurchased pursuant to our proposed tender offer program as follows: (1) we currently intend to limit the number of shares to be repurchased during any calendar year to 20% of the weighted average number of shares outstanding in the prior calendar year, or 5% in each quarter; (2) unless shareholders tender all of their shares, shareholders must tender at least 25% of the amount of shares they have purchased in the offering and must maintain a minimum balance of $5,000 subsequent to submitting a portion of their shares for repurchase by us; and (3) to the extent that the number of shares put to us for repurchase exceeds the number of shares that we are able to purchase, we will repurchase shares on a pro rata basis, not on a first-come, first-served basis. Further, we will have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under federal law or Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all repurchase requests made in any year. Our Board of Directors may amend, suspend or terminate the tender offer program upon 30 days’ notice. We will notify shareholders of such developments (1) in our quarterly reports or (2) by means of a separate mailing to shareholders, accompanied by disclosure in a current or periodic report under the Exchange Act. In addition, although we have adopted a tender offer program, we have discretion to not repurchase shareholders’ shares, to suspend the plan, and to cease repurchases. Further, the plan has many limitations and should not be relied upon as a method to sell shares promptly and at a desired price. We suspended our tender offer program in the third quarter of 2015. Once the conversion of the Fund is completed, we will resume a tender offer program on an annual basis. Unless and until we resume the tender offer program, or effect another type of liquidity event, shareholders will not have any realistic options to liquidate their shares.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We do not own any real estate or other physical properties materially important to our operation. Our executive offices are located at Pine Grove Financial Center, 4 Orinda Way, Bldg. A, Suite 125-A, Orinda, CA 94563. We believe that our current office facilities are adequate for our business as we intend to conduct it.

ITEM 3. LEGAL PROCEEDINGS

On July 30, 2015, Relativity Media, LLC (“Relativity”) filed a voluntary Chapter 11 case in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). At the time, we owned 855,079 shares of Series E Preferred Stock of Relativity. In October 2015, Relativity filed an adversary proceeding against our Manager in the Bankruptcy Court alleging that our Manager breached a commitment to provide $30 million of financing as part of a proposed reorganization of Relativity. We were not named as a defendant in the adversary proceeding. However, on October 20, 2015, Relativity sought and obtained from the Bankruptcy Court an ex parte temporary restraining order, or TRO, that barred our Manager and “its agents, servants, officers, employees and attorneys, and all persons in active concert or participation with them from transferring, assigning, encumbering, or taking any other action with respect to any and all funds” in our US Bank and Wells Fargo accounts. Neither we nor our Manager were provided with prior notice of the hearing on the TRO or were present at the hearing. The two accounts affected by the TRO contained substantially all of our assets at the time. The TRO was dissolved pursuant to a Stipulation and Agreed Order entered by the Bankruptcy Court on October 28, 2015, pursuant to which the parties agreed to engage in negotiations to resolve their dispute. (The negotiations did not result in a settlement). Following the dissolution of the TRO, our Manager filed a Motion for Summary Judgment in the adversary proceeding. The motion was fully briefed but never heard by the Court.

In April 2016, Relativity’s Plan of Reorganization was confirmed by the Court. The Plan provides, among other things, that most claims of the debtor are assigned to the Liquidating Trust that was established by the confirmed Plan. In 2016, our Manager reached a settlement with Relativity which settlement was conditioned upon approval by the Bankruptcy Court.  Prior to the time that the reorganized debtor’s motion for approval of the settlement was set for hearing, such motion was withdrawn by the reorganized debtor on January 25, 2017. At approximately the same time at the insistence of the Court, the pending Motion for Summary Judgment in the adversary proceeding was withdrawn without prejudice to the subsequent refilling of such summary judgment motion.

Given the uncertainty surrounding Relativity, it is not clear if the lawsuit that may involve us and against our Manager will be pursued or dropped. In the event the creditors trust or the reorganized debtor elects to pursue the case, our Manager intends to vigorously defend the case. Our Manager contends, among other things, that the parties never reached a binding agreement on the terms of an investment and that Relativity has suffered no harm since it has obtained alternative financing to replace the financing it contends that our Manager did not provide.

On February 8, 2017, the principal secured lender to Relativity and Relativity’s co-manager filed a joint motion to convert Relativity’s bankruptcy case to Chapter 7 liquidation proceeding, asserting an inability by Relativity to raise capital for its operations and significant defaults on its debts.  Such motion was withdrawn with prejudice on May 17, 2017. At the hearing, the then-pending motion to convert the bankruptcy case to chapter 7 liquidation was dismissed with prejudice by the petitioning creditors. The court did not discuss the adversary case related to the Fund's matter.

On May 3, 2018, the reorganized debtor itself filed a voluntary petition for relief under Chapter 11 of title 11 of the United Stated Bankruptcy Code and has filed a motion to approve the sale of the bulk of its remaining assets. The Bankruptcy Judge ultimately approved such sale. It is our understanding that such sale has now occurred. The US Trustee moved to dismiss and convert the 2015 bankruptcy proceeding by reason of the Reorganized Debtor’s failure to fulfill its obligations under the confirmed plan. After hearing and discussion, the Court concluded that at the present time neither dismissal nor conversion is in the best interest of any party and the Court denied the Motion without prejudice to bringing it again at a future date.

Given the uncertainty surrounding Relativity, it is not clear if the lawsuit against our Manager will be pursued or dropped. In the event the creditor or litigation trust elects to continue the case, our Manager intends to defend the case vigorously. Our Manager contends, among other things, that the parties never reached a binding agreement on the terms of an investment and that Relativity has suffered no harm since it has obtained alternative financing to replace the financing it contends that our Manager did not provide.

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

We last sold our shares in our continuous offering at a price of $8.75 per share; however, we have not sold shares in our continuous offering since April 30, 2015. In connection with each closing on the sale of shares of our common stock pursuant to our prospectus, as amended or supplemented, which relates to our public offering of common stock on a continuous basis, our Board of Directors or a committee thereof is required to make the determination that we are not selling shares of our common stock at a price per share, after deduction of selling commissions and dealer manager fees, that is below our then current net asset value per share within 48 hours of the time that we price our shares. Closings are typically monthly. For the year ended December 31, 2015, we had one price reduction. On November 24, 2015, the Board of Directors of the Fund and the Pricing Committee of the Board made a final decision to approve a price reduction from $9.75 to $9.25 per share effective for the Funds next closing date and next declared distribution date. For the year ended December 31, 2016, we had one price reduction. On May 23, 2016, the Board of Directors of the Fund and the Pricing Committee of the Board made a final decision to approve a price reduction from $9.25 to $8.75 per share. For the year ended December 31, 2017, we had no price reduction.

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

Set forth below is a chart describing the classes of our securities outstanding as of December 31, 2017:

Title of Class	Amount Authorized	Amount Outstanding
Common Stock, par value $0.001 per share	$200,000,000	6,477,563

During the three months ended December 31, 2017, we issued 34,354.67 shares of common stock for consideration of $285,573 under our dividend reinvestment program. As of December 31, 2017, we had 1,541 record holders of our common stock.

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

Based upon our current level of operations, we estimate that approximately 55% of our distributions will constitute a return of capital. Our distributions historically have not been based on our investment performance. Prior to September 2013, our distributions were supported by our Manager in the form of operating expense support payments to us, and a portion of our distributions constituted a return of capital. Since September 2013, we have not had an expense support agreement with our Manager and as a result a greater portion of our distributions have constituted a return of capital. A return of capital generally is a return of your investment rather than a return of earnings or gains derived from our investment activities constitutes the return of capital previously paid to us for shares of our common stock.

The following table shows the percentage of our distributions, which have been funded from net investment income, realized capital gains and return of capital since January 2015:

Period	Per Share	Net Investment Income	Realized Gain From Investments	Return of Capital
January 1, 2015 - March 31, 2015	0.179154	15%	5%	80%
April 1, 2015 - June 30, 2015	0.179154	63%	15%	22%
July 1, 2015 - September 30, 2015	0.209015	19%	11%	70%
October 1, 2015 - December 31, 2015 *	0.170315	—%	6%	94%
January 1, 2016 – March 31, 2016 **	0.169969	1%	—%	99%
April 1, 2016 – June 30, 2016***	0.107188	—%	—%	100%
July 1, 2016 – September 30, 2016****	0.214372	23%	—%	77%
October 1, 2016 – December 31, 2016	0.107186	24%	11%	65%
January 1, 2017 – March 31, 2017	0.160779	22%	4%	74%
April 1, 2017 - June 30, 2017	0.160779	35%	6%	59%
July 1, 2017 – September 30, 2017*****	0.160779	55%	—%	45%
October 1, 2017 – December 31, 2017******	0.160779	50%	—%	50%

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

****** For the period from October 1, 2017 to December 31, 2017, the Fund had a realized loss from investments of approximately $3.5 million. That amount is reflected on the source of distributions table below in the distributions from paid in capital amount.

We expect to continue making distributions as declared by our Board of Directors, based on the current offering price, unless our results of operations, our general financial condition, general economic conditions, or other factors prohibit us from doing so. From time to time, but not less than quarterly, we review our accounts to determine whether distributions to our shareholders are appropriate. There can be no assurance that we will be able to sustain distributions at any particular level.

Each year a statement on Internal Revenue Service Form 1099-DIV (or such successor form) identifying the source of the distribution (i.e., paid from ordinary income, paid from net capital gain on the sale of securities, or a return of capital) will be mailed to our shareholders. We expect to continue paying distributions at the same distribution rate, based on the current offering price, and that a substantial part of those distributions will constitute a return of capital for the foreseeable future. Furthermore, our ability to generate net investment income sufficient to cover a dividend has been hindered by the fact that we have several investments that are on non-accrual status, and because we hold more equity investments that do not generate regular interest or dividend income. Our distributions will continue to constitute a return of capital until our net investment income is sufficient to support our distribution rate if, our mix of interest and dividend paying assets increase, or our assets increase enough to lower our expense ratio, which we do not expect to occur until we have significantly more net assets than we do at present. As a result, for the foreseeable future, a significant portion of the distributions we make will represent a return of capital for tax purposes. The tax basis of shares must be reduced by the amount of any return of capital distributions, which will result in an increase in the amount of any taxable gain (or a reduction in any deductible loss) on the sale of shares.

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

The following table reflects the sources of the cash distributions on a tax basis that the Fund has paid on its common stock (dollars in thousands) during the fiscal years ended December 31, 2017, 2016 and 2015:

Source of Distributions:	Year ended December 31, 2017		Year ended December 31, 2016		Year ended December 31, 2015
Distributions from net investment income	$1,681	40.8%	$473	12.6%	$830	18.5%
Distributions from realized gain on investments	98	2.4%	78	2.1%	425	9.5%
Distributions from paid in capital	2,339	56.8%	3,195	85.3%	3,235	72.0%
Total	$4,118	100.0%	$3,746	100.0%	$4,490	100.0%

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

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data as of and for the years ended December 31, 2017 and 2016 was derived from our financial statements, which has been audited by OUM & Co. LLP, our independent registered public accounting firm as stated in their report. The selected financial data as of and for the years ended December 31, 2015, 2014, and 2013 was derived from our financial statements, which was audited by BPM LLP. The data should be read in conjunction with our financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report (dollars in thousands except share and per share data):

	As of and for the Year Ended December 31, 2017	As of and for the Year Ended December 31, 2016	As of and for the Year Ended December 31, 2015	As of and for the Year Ended December 31, 2014	As of and for the Year Ended December 31, 2013
Statement of operations data:
Total investment income	$4,234	$3,120	$3,512	$3,260	$1,659
Operating expenses
Total operating expenses	2,553	2,651	2,682	2,441	1,637
Less: Expense waivers and reimbursements	-	-	-	-	(776)
Net expenses	2,553	2,651	2,682	2,441	861
Net investment income	1,681	469	830	819	798
Realized and unrealized gain (loss), net	15,225	7,145	(14,189)	(6,093)	(101)
Net increase (decrease) in net assets resulting from operations	$16,906	$7,614	$(13,359)	$(5,274)	$697
Per share data - basic and diluted:
Net investment income	$0.26	$0.07	$0.14	$0.19	$0.37
Net realized and unrealized gain (loss) on investments	$2.38	$1.15	$(2.34)	$(1.42)	$(0.05)
Net increase (decrease) in net assets resulting from operations	$2.64	$1.22	$(2.20)	$(1.23)	$0.32
Distributions declared	$(0.65)	$(0.60)	$(0.74)	$(0.73)	$(0.79)
Balance sheet data:
Investments at fair value	$47,495	$40,345	$26,722	$37,428	$23,154
Investments in money market funds – at fair value	$18	$157	$6,210	$3,104	$1,644
Total assets	$48,430	$41,219	$33,689	$42,381	$27,764
Total liabilities	$797	$7,537	$5,199	$1,693	$340
Total net assets	$47,633	$33,682	$28,490	$40,688	$27,424

Other data:
Total return	49.52%	23.62%	(32.37)%	(8.88)%	7.72%
Number of portfolio company investments at period end	16	29	33	45	39
Total portfolio investments for the year	$7,785	$36,545	$23,245	$31,308	$27,685
Investment sales and repayments for the year	$17,343	$30,593	$19,688	$11,765	$10,314

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

The investment portfolio is recorded on a trade date basis. We determine the net asset value of our investment portfolio each quarter. Securities that are publicly-traded are valued at the reported closing price on the valuation date. Five of the forty-three investments were valued using the closing market price at year end December 31, 2017.

The following table presents investments that are not publicly traded or have no closing market price, as of December 31, 2017:

Portfolio Company	Asset Type	Investment Coupon Rate	Maturity Date
Ansgar Media, LLC - Class B Units	Equity – Preferred Stock	—	—
Ansgar Media, LLC	Senior Secured First Lien Debt	12.00%	January 11, 2019
Ansgar Media, LLC	Senior Secured First Lien Debt	12.00%	September 8, 2019
Ansgar Media, LLC (8)	Senior Secured First Lien Debt	12.00%	October 24, 2018
Ansgar Media, LLC (8)	Senior Secured First Lien Debt	12.00%	October 27, 2018
Aspect Software, Inc. (1)	Equity – Common Stock	—	—
Aspire Holdings (2)	Equity – Common Stock	—	—
Colt Defense, LLC (3)	Senior Unsecured Debt	8.00%	July 12, 2021
Digital Golf Technologies, LLC	Senior Secured First Lien Debt	13.00%	January 11, 2020
Digital Golf Technologies, LLC	Warrant	—	—
Education Management LLC	Equity – Common Stock	—	—
Education Management LLC	Warrant	—	—
GeoCommerce, Inc. (4)	Senior Secured First Lien Debt	12.00%	April 27, 2018
GeoCommerce, Inc. (4)	Senior Secured First Lien Debt	12.00%	May 15, 2018
GeoCommerce, Inc. (4)	Senior Secured First Lien Debt	12.00%	October 14, 2018
GeoCommerce, Inc.	Senior Secured First Lien Debt	12.00%	December 21, 2018
GeoCommerce, Inc.	Warrant	—	—
Logan's Roadhouse, Inc. (5)	Equity – Common Stock	—	—
Logan's Roadhouse, Inc. PIK Exit Facility Term Loan (5)	Senior Secured Second Lien Debt	9.50%	November 23, 2020
Nima, LLC (6)	Senior Secured First Lien Debt	12.00%	May 20, 2018
Nima, LLC (6)	Senior Secured First Lien Debt	12.00%	August 11, 2018
Nima, LLC (6)	Senior Secured First Lien Debt	12.00%	October 16, 2018
Nima, LLC	Senior Secured First Lien Debt	12.00%	November 2, 2018
Nima, LLC	Senior Secured First Lien Debt	12.00%	December 21, 2018
Nima, LLC	Senior Secured First Lien Debt	12.00%	February 16, 2019
Nima, LLC	Senior Secured First Lien Debt	12.00%	April 6, 2019
Nima, LLC	Senior Secured First Lien Debt	12.00%	June 19, 2019
Nima, LLC	Senior Secured First Lien Debt	12.00%	August 4, 2019
Nima, LLC	Senior Secured First Lien Debt	12.00%	August 31, 2019
Nima, LLC	Warrant	—	—
UCI International, Inc. (7)	Equity – Common Stock	—	—
Vieste Group, LLC	Senior Secured First Lien Debt	13.00%	April 7, 2019
Vieste Group, LLC	Senior Secured First Lien Debt	13.00%	July 14, 2019
Vieste Group, LLC	Senior Secured First Lien Debt	13.00%	August 1, 2019
Vieste Group, LLC	Senior Secured First Lien Debt	13.00%	August 17, 2019
Vieste Group, LLC	Senior Secured First Lien Debt	13.00%	August 31, 2019
Vieste Group, LLC	Senior Secured First Lien Debt	13.00%	October 2, 2019
Vieste Group, LLC	Warrant	—	—

(1)	The original 10.63% senior secured second lien notes due on May 15, 2017 defaulted. As part of Aspect’s bankruptcy and planned reorganization process, the Fund participated in a rights offering to purchase a new 3.00% PIK senior unsecured convertible note maturing on May 23, 2023 in an effort to facilitate recovery of its previous investment in the senior secured lien notes in Aspect. On November 25, 2016, the 3.00% PIK senior unsecured convertible notes were exchanged out for mandatory conversion to shares of common stock of Aspect Software Parent, Inc. at a rate of 1/30 i.e. one common share per $30.00 in principal amount of notes outstanding.
(2)	Converted from exchange of 12.00% Endeavour International Corp, senior secured first lien debt.
(3)	On January 19, 2016, there was a mandatory exchange offer to exchange all of the 8.75% senior unsecured notes to 8.00% PIK third lien notes.
(4)	GeoCommerce, Inc. has requested loan extensions for the loans in default. We have sent those extensions along with our reservation of rights letters. However, GeoCommerce, Inc. has not taken any action on the loan extensions as they are working to secure third-party financing to repay the loans.
(5)	The company filed for bankruptcy in Delaware on August 8, 2016. The Fund participated in DIP financing as part of the company’s restructuring process during bankruptcy and has received a PIK second lien exit facility T/L in exchange. On April 28, 2017, the remaining unexchanged bonds were converted to equity.
(6)	Nima, LLC is currently in default of three of their loans. We are currently in discussion with Nima, LLC to either extend the loans or renegotiate the terms.
(7)	On June 2, 2016, UCI International, LLC and certain of its affiliates filed voluntary petitions for relief under Chapter 11 Bankruptcy in the District of Delaware. As per the Plan of Reorganization and based on Rank contribution being reached, the Fund received 30,714 shares of the company on March 29, 2017.
(8)	We expect to give loan extensions to Ansgar Media, LLC

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

With respect to investments for which market quotations are not readily available, we undertake a multi-step valuation process each quarter, as described below:

•	each portfolio company or investment is initially valued by members of our investment committee, with such valuation taking into account information received from our independent valuation firm, if applicable;

•	preliminary valuations are then documented and reviewed with the members of our Board of Directors, or a committee thereof including the input and recommendation of members of the investment committee and any third-party valuation firm, if applicable.

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

Portfolio and Investment Activity

During the year ended December 31, 2017, we made $7.8 million of investments in new and existing portfolio companies and had $17.3 million in aggregate amount of exits, maturities and repayments, resulting in net repayments of $9.5 million for the year. During the year ended December 31, 2016, we made $36.5 million of investments in new and existing portfolio companies and had $30.6 million in aggregate amount of exits, maturities and repayments, resulting in net investments of $5.9 million for the year. During the year ended December 31, 2015, we made $23.2 million of investments in new and existing portfolio companies and had $19.7 million in aggregate amount of exits, maturities and repayments, resulting in net investments of $3.5 million for the year.

As of December 31, 2017, we have invested an aggregate of approximately $29.5 million in forty-three investment positions in sixteen portfolio companies. On December 31, 2017, the fair value of our investment positions was $48.1 million (including money market investments of approximately $.02 million and the interest receivable of $0.6 million). As of such date, our estimated gross annual portfolio yield was 12.1% and gross annual portfolio yield to maturity was 12.1% (excluding equity investments and non-accrual investments) based on the purchase price of our investments. The average duration of our debt portfolio was approximately 1.0 year. During the year ended December 31, 2017, eight T-bills matured, we exited nine portfolio companies in full and two companies in partial, for aggregate sales proceeds of $17.3 million.

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

The following table presents one debt investment that had not paid coupon interest as due beyond the thirty-day grace period, as of December 31, 2017. Interest incurred on these investments was recorded through the date that the last coupon payment was received:

Portfolio Company	Asset Type	Investment Coupon Rate	Maturity Date
Gymboree Corp. (1)	Senior Unsecured Debt	9.13%	December 1, 2018

(1)	On August 10, 2017, the Gymboree Corporation announced solicitation of consents from holders of its 9.125% senior unsecured notes due 2018 pertaining to the first amended joint chapter 11 plan of reorganization. The Fund has decided to accept the plan and submit its consent.

The following table presents twelve equity investments that are non-income producing, as of December 31, 2017:

Portfolio Company	Asset Type	Investment Coupon Rate	Maturity Date
Ansgar Media, LLC - Class B Units	Equity – Preferred Stock	—	—
Aspect Software, Inc. (1)	Equity – Common Stock	—	—
Aspire Holdings (2)	Equity – Common Stock	—	—
Digital Golf Technologies, LLC	Warrant	—	—
Education Management LLC (3)	Equity – Common Stock	—	—
Education Management LLC (3)	Warrant	—	—
GeoCommerce, Inc.	Warrant	—	—
Logan's Roadhouse, Inc. (4)	Equity – Common Stock	—	—
NII Holdings, Inc. (5)	Equity – Common Stock	—	—
Nima, LLC	Warrant	—	—
UCI International, Inc. (6)	Equity – Common Stock	—	—
Vieste Group, LLC	Warrant	—	—

(1)	Converted from exchange of 3.00% PIK senior unsecured convertible notes.
(2)	Converted from exchange of 12.00% Endeavour International Corp First Lien Bonds.
(3)	Received in exchange of 15.00% Cash/PIK bonds.
(4)	The company filed for bankruptcy in Delaware on August 8, 2016. The Fund participated in DIP financing as part of the company’s restructuring process during bankruptcy and has received a PIK Second Lien Exit Facility T/L in exchange. On April 28, 2017, the remaining unexchanged bonds were converted to equity.
(5)	Received in exchange of 10.00% senior unsecured debt.
(6)	Received in exchange of 8.625% senior unsecured notes.

The following table shows the weighted average yield of our portfolio composition based on fair value at December 31, 2017:

	At December 31, 2017
	Percentage of Total Portfolio	Weighted Average Current Coupon Yield
Investments – Money Market	—%	—%
Senior Secured First Lien Debt	43.0	12.1
Senior Secured Second Lien Debt	0.4	9.5
Senior Unsecured Debt	0.3	8.1
Equity Securities	56.3	n/a
Total	100.0%	12.1	%*

* 12.1% yield is on non-defaulted, non-equity positions and excludes money market investments.

As of December 31, 2017, our non-defaulted, non-equity portfolio had a yield to maturity of 12.1%, and an average duration of 1.0 year.

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

As of December 31, 2016, our non-defaulted, non-equity portfolio had a yield to maturity of 8.6%, and an average duration of 1.60 years.

The following table shows the portfolio composition by industry grouping at fair value at December 31, 2017 (dollars in thousands):

	At December 31, 2017
	Investments at Fair Value	Percentage of Total Portfolio
Media: Broadcasting & Subscription	$16,546	34.9%
Technology	14,282	30.1
Consumer Electronics	11,694	24.6
Renewable Energy	2,624	5.5
Services: Consumer	1,100	2.3
Telecommunications	528	1.1
Beverage, Food & Tobacco	266	0.6
Automobile	255	0.5
Aerospace and Defense	152	0.3
Energy: Oil & Gas	39	0.1
Investments - Money Market	18	—
Retail	9	—
Total	$47,513	100.0%

The following table shows the portfolio composition by industry grouping at fair value at December 31, 2016 (dollars in thousands):

	At December 31, 2016
	Investments at Fair Value	Percentage of Total Portfolio
Media: Broadcasting & Subscription	$10,418	25.7%
Technology	7,684	19.0
U.S. Government	7,173	17.7
Consumer Electronics	6,500	16.0
Aerospace and Defense	2,124	5.3
Energy: Oil & Gas	1,460	3.6
Services: Consumer	1,428	3.5
Retail	1,084	2.7
Healthcare & Pharmaceuticals	1,050	2.6
Telecommunications	607	1.5
Environmental Industries	279	0.7
Beverage, Food & Tobacco	249	0.6
Automobile	238	0.6
Investments – Money Market	157	0.4
Media: Advertising, Printing & Publishing	51	0.1
Total	$40,502	100.0%

Our fair value of total investments was $47.5 million as of December 31, 2017 as compared to $40.5 million as of December 31, 2016. The increase in the fair value of our investments was attributable to two factors: a) warrants received in connection with additional loan investments in Vieste Group, LLC, and b) increase in the valuation estimate of Ansgar Media, LLC, GeoCommerce, Inc. and Nima, LLC warrants based on equity valuations of $10.5 million, $10.3 million and $4.9 million, respectively.

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

Operating results for the years ended December 31, 2017, 2016 and 2015 were as follows (in thousands):

	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
Total investment income	$4,234	$3,120	$3,512
Total operating expenses	2,553	2,651	2,682
Net investment income	1,681	469	830
Net realized gain (loss) on non-controlled/non-affiliate investments	(3,897)	(13,263)	425
Net unrealized appreciation (depreciation) on non-controlled/non-affiliate investments	12,145	18,992	(16,716)
Net unrealized appreciation on affiliate investments	6,977	1,416	2,102
Net increase (decrease) in net assets resulting from operations	$16,906	$7,614	$(13,359)

Investment Income

We generated investment income of $4.2 million for the year ended December 31, 2017, as compared to $3.1 million for the year ended December 31, 2016, and $3.5 million for the year ended December 31, 2015. Interest income was $4.0 million for the year ended December 31, 2017, as compared to $3.0 million for the year ended December 31, 2016, and $2.9 million for the year ended December 31, 2015. The increase in interest income in 2017 as compared to 2016 was attributable to higher yield earned on investments in senior secured notes of Ansgar Media, LLC, GeoCommerce, Inc., Nima, LLC, Vieste Group, LLC and Digital Golf Technologies, LLC, partially offset by an increase in debt investments placed on non-accrual status and restructuring of certain debt investments into equity investments. Fee income was $0.3 million for the year ended December 31, 2017, as compared to $0.1 million and $0.6 million for the years ended December 31, 2016 and 2015, respectively. Fee income is non-recurring in nature. The increase in fee income in 2017 as compared to 2016 was attributable to higher amount of investments in direct lending deals that earn 3% origination fee, which is being amortized over the term of the loan.

Interest from debt investments is in the form of interest and fees earned on senior secured loans, senior secured notes, subordinated debt, senior unsecured debt and collateralized securities in our debt portfolio. Our debt portfolio constituted approximately 43.7% of investment portfolio at December 31, 2017 (excluding money market investments). The level of interest income we receive is directly related to the balance of collectible income producing investments multiplied by the coupon rate of our investments, offset by debt investments held in non-accrual status. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases. The average balance of the debt portfolio during the year ended December 31, 2017 was lower than the year ended December 31, 2016, which was attributable to – 1) increase in debt investments placed on non-accrual status and restructuring of certain debt investments into equity investments; and 2) in the money warrants and/or other equity securities received while making direct lending investments in companies like Ansgar Media, LLC, Geocommerce, Inc., Nima, LLC, and Digital Golf Technologies, LLC. At December 31, 2017, the weighted average coupon yield of our debt investments was 12.1% as compared to 8.6% at December 31, 2016, and 7.6% at December 31, 2015. This coupon yield is for the non-defaulted and non-equity positions. Based on current and prior three quarters’ net assets, average net assets as of December 31, 2017 were $43.1 million, as compared to $31.8 million as of December 31, 2016, and $39.2 million for the year ended December 31, 2015.

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

Operating Expenses

The composition of our operating expenses for the years ended December 31, 2017, 2016 and 2015 was as follows (in thousands):

	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
Professional fees	$612	$800	$521
Director fees	41	37	50
Insurance	117	114	96
Interest expense	58	206	33
Management fees – related parties	867	640	784
Administrative services – related parties	264	228	216
General and administrative (includes CFO salary and related party travel expenses)	463	489	721
Transfer agent fees	131	137	165
Offering expense	—	—	96
Total operating expenses	$2,553	$2,651	$2,682

For the years ended December 31, 2017, 2016 and 2015, our operating expenses were $2.6 million, $2.7 million and $2.7 million, respectively. Included within general and administrative expenses for the years ended December 31, 2017, 2016 and 2015, were $0.1 million, $0.1 million and $0.1 million respectively for the cost of our chief financial officer’s salary reimbursed to the Manager. Also included within general and administrative expenses for the years ended December 31, 2017, 2016 and 2015 were $0.03 million, $0.04 million and $0.1 million, respectively, for related party travel expenses reimbursed to the Manager.

The slight decrease in expenses for the year ended December 31, 2017 as compared to December 31, 2016 was primarily due to lower interest expense as the line of credit was closed in early 2017. The professional fees were also lower in 2017 as legal fees in connection with the settlement of UCI International and Relativity Media legal matters, partially offset by increased legal costs related to conversion of the Fund to an Interval Fund.

Management fees for the years ended December 31, 2017, 2016 and 2015 remained at a single rate 2% of the net asset value. The offering costs were consistent at 1.5% of the gross closing proceeds for the years ended December 31, 2017, 2016 and 2015. However, since the Fund has not been open to new investments, there has not been any offering costs expense since June 30, 2015.

Net Investment Income

Our net investment income totaled $1.7 million, $0.5 million and $0.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. For the years ended December 31, 2017, 2016 and 2015, total investment income was $4.2 million, $3.1 million, and $3.5 million respectively. For the years ended December 31, 2017, 2016 and 2015, the total investment income included $0.3 million, $0.1 million and $0.6 million of non-recurring fees, respectively.

The increase in net investment income for the year ended December 31, 2017 as compared to the year ended December 31, 2016 was primarily due to the positive returns posted by almost all of the fixed income sectors in 2017, and additional direct lending investments in the senior secured first lien notes that earn high yield and also a fee income in form of 3% origination fees. For the years ended December 31, 2017, 2016 and 2015, total operating expenses were $2.6 million, $2.7 million and $2.7 million, respectively.

Net Realized Gains or Losses from Investments

For the years ended December 31, 2017, 2016 and 2015, we had $17.3 million, $30.6 million and $19.7 million of sales, maturities, write-offs and principal repayments, resulting in $(3.9) million, $(13.3) million and $0.4 million of realized gains (losses), respectively.

Net Change in Unrealized Appreciation or Depreciation on Investments

For the year ended December 31, 2017, we experienced $19.1 million of unrealized appreciation, mainly because of increased valuation estimates of equity securities of Ansgar, LLC, GeoCommerce, Inc., and Nima, LLC, and also because of receipt of in-the-money warrants from investments in Digital Golf Technologies, LLC and Vieste Group, LLC. For the years ended December 31, 2016 and 2015 we experienced $20.4 million and $(14.6) million of unrealized appreciation (depreciation), respectively.

The unrealized appreciation during the year ended December 31, 2017 has been partially offset by a number of positions that either initiated a restructuring of their indebtedness (either in Chapter 11 bankruptcy or prepackaged bankruptcy) or announced that they were considering a restructuring. Such announcements generally reduce liquidity in the secondary market creating greater mispricing in underlying bonds. Until the bankruptcy or other restructuring process is complete, it becomes difficult to ascertain whether some of these positions will result in a loss of principal or full recovery of principal given their position in the capital structure of the issuer and the underlying asset values. Generally, we expect much higher recoveries or full payment for senior secured first lien type bonds, as compared to senior secured second lien or unsecured bonds for defaulted bonds.

 Changes in Net Assets from Operations

For the years ended December 31, 2017, 2016 and 2015, we recorded a net increase (decrease) in net assets resulting from operations of $16.9 million, $7.6 million and $(13.4) million, respectively. For the years ended December 31, 2017, 2016 and 2015, this increase (decrease) was mainly due to net unrealized appreciation (depreciation) of $19.1 million, $20.4 million and $(14.6) million, respectively, and net investment income of $1.7 million, $0.5 million and $0.8 million respectively, partially offset by net realized gains (losses) from investments of $(3.9) million, $(13.3) million and $0.4 million, respectively, on our portfolio investments. The increase in 2017 is largely due to increase in the valuation of Class B units of Ansgar Media, LLC, GeoCommerce, Inc., and warrants of Nima, LLC. Overall, the portfolio experienced a market value increase, with an increase in net unrealized appreciation on investments of $19.1 for the year ended December 31, 2017. Based on 6,403,225, 6,256,208 and 6,077,127 weighted average common shares outstanding for the years ended December 31, 2017, 2016 and 2015, respectively, our per share net increase (decrease) in net assets resulting from operations was $2.64, $1.22 and $(2.20), respectively.

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

We generate cash flows primarily from fees, interest and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. On July 10, 2012, we satisfied our minimum offering requirement of raising gross offering proceeds in excess of $1.0 million from persons who are not affiliated with us or our Manager, and commenced operations. As of December 31, 2017, we had issued 6.8 million shares of common stock, including 0.7 million shares under our distribution reinvestment plan (“DRIP”) less 0.3 million shares redeemed under our tender offer. As of December 31, 2017, we had received gross proceeds from our continuous offering of $63.8 million, including $5.9 million under our DRIP less $2.9 million paid to redeem shares in our prior quarterly tender offers.

As of December 31, 2017, we had approximately $18,000 in money market funds and subsequent to year end, we have delayed payments to service providers, substantially curtailed shareholder distributions, and extended certain of our loans’ maturity dates, thereby delaying the timing of cash inflows. This raises substantial doubt about the ability of the Fund to continue as a going concern. Management plans to work with portfolio companies that are in default of loan repayments to refinance their outstanding debt obligations to the Fund. In addition, management plans to raise cash by selling certain of its loans to other parties. Also, management has requested the Board of the Directors to reduce shareholder distributions. Based upon the Fund’s plans to sell portfolio investments to raise capital, receipt of loan payments and reducing shareholder distributions, the Fund believes it is probable it will have sufficient resources to meet its financial obligations for the next 12 months from the issuance of these financial statements.

If we are unable to sell our investments or receive loan repayments in a timely manner, we may be required to reduce, defer, or discontinue certain or all of our operations or we would be less able to create and maintain a broad portfolio of investments and achieve our investment objective, which may negatively impact our results of operations and reduce our ability to make distributions to our shareholders or we may not be able to continue as a going concern.

In the event the Fund is able to reorganize and convert to a closed-end Interval Fund and raise new capital, the net proceeds from the sale of common stock will be used for our investment opportunities, operating expenses and for payment of various fees and expenses such as base management fees, inventive fees and other expenses. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require debt or equity financing to operate. Any loan defaults from portfolio companies will negatively impact our results of operations, reduce our overall liquidity and cash flows needed to continue as a going concern. Any defaults would also increase the difficulty in securing alternative sources of funding, and there can be no assurances that we will be able to obtain such funding on favorable terms or at all.

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

For the year ended December 31, 2017, we experienced a net decrease in money market investments of $0.1 million. For the year ended December 31, 2017, approximately $9.2 million was used for our financing activities, which primarily consisted of $8.6 million repayments of the priority credit line and $2.8 million in distributions, partially offset by $2.2 million received through the priority credit line. We generated approximately $9.2 million of cash provided by our operating activities mainly as the result of the receipt of proceeds from the sale of, repayment of and principal payments on portfolio debt investments of $17.3 million, partially offset by the purchase of new portfolio debt investments of $7.8 million.

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

Based upon our current level of operations, we estimate that about 55% of our distributions will constitute a return of capital. Our distributions historically have not been based on our investment performance. Prior to September 2013, our distributions were supported by our Manager in the form of operating expense support payments to us, and a portion of our distributions constituted a return of capital. Since September 2013, we have not had an expense support agreement with our Manager and as a result a greater portion of our distributions have constituted a return of capital. A return of capital generally is a return of your investment rather than a return of earnings or gains derived from our investment activities constitutes the return of capital previously paid to us for shares of our common stock.

The following table shows the percentage of our distributions which have been funded from net investment income, realized capital gains and paid in capital since January 2015:

Period	Per Share	Net Investment Income	Realized Gain From Investments	Return of Capital
January 1, 2015 - March 31, 2015	0.179154	15%	5%	80%
April 1, 2015 - June 30, 2015	0.179154	63%	15%	22%
July 1, 2015 - September 30, 2015	0.209015	19%	11%	70%
October 1, 2015 - December 31, 2015 *	0.170315	—%	6%	94%
January 1, 2016 – March 31, 2016 **	0.169969	1%	—%	99%
April 1, 2016 – June 30, 2016***	0.107188	—%	—%	100%
July 1, 2016 – September 30, 2016****	0.214372	23%	—%	77%
October 1, 2016 – December 31, 2016	0.107186	24%	11%	65%
January 1, 2017 – March 31, 2017	0.160779	22%	4%	74%
April 1, 2017 - June 30, 2017	0.160779	35%	6%	59%
July 1, 2017 – September 30, 2017*****	0.160779	55%	—%	45%
October 1, 2017 – December 31, 2017******	0.160779	50%	—%	50%

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

****** For the period from October 1, 2017 to December 31, 2017, the Fund had a realized loss from investments of approximately $3.5 million. That amount is reflected on the source of distributions table below in the distributions from paid in capital amount.

We expect to continue making distributions as declared by our Board of Directors, based on the current offering price, unless our results of operations, our general financial condition, general economic conditions, or other factors prohibit us from doing so. From time to time, but not less than quarterly, we review our accounts to determine whether distributions to our shareholders are appropriate. There can be no assurance that we will be able to sustain distributions at any particular level.

Each year a statement on Internal Revenue Service Form 1099-DIV (or such successor form) identifying the source of the distribution (i.e., paid from ordinary income, paid from net capital gain on the sale of securities, or a return of capital) will be mailed to our shareholders. We expect to continue paying distributions at the same distribution rate, based on the current offering price, and that a substantial part of those distributions will constitute a return of capital for the foreseeable future. Furthermore, our ability to generate net investment income sufficient to cover a dividend has been hindered by the fact that we have several investments that are on non-accrual status, and because we hold more equity investments that do not generate regular interest or dividend income. Our distributions will continue to constitute a return of capital until our net investment income is sufficient to support our distribution rate if, our mix of interest and dividend paying assets increase, or our assets increase enough to lower our expense ratio, which we do not expect to occur until we have significantly more net assets than we do at present. As a result, for the foreseeable future, a significant portion of the distributions we make will represent a return of capital for tax purposes. The tax basis of shares must be reduced by the amount of any return of capital distributions, which will result in an increase in the amount of any taxable gain (or a reduction in any deductible loss) on the sale of shares.

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

The following table reflects the sources of the cash distributions on a tax basis that the Fund has paid on its common stock (dollars in thousands) during the fiscal years ended December 31, 2017, 2016 and 2015:

Source of Distributions:	Year ended December 31, 2017		Year ended December 31, 2016		Year ended December 31, 2015
Distributions from net investment income	$1,681	40.8%	$473	12.6%	$830	18.5%
Distributions from realized gain on investments	98	2.4%	78	2.1%	425	9.5%
Distributions from paid in capital	2,339	56.8%	3,195	85.3%	3,235	72.0%
Total	$4,118	100.0%	$3,746	100.0%	$4,490	100.0%

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

When the Fund is able to raise new capital, it incurs offering expenses of 1.5% of the gross offering proceeds. However, the Fund has not been able to raise additional capital since April 2015. The chart below shows the percentages of distributions from net investment income excluding offering costs:

	Offering Expenses	Distribution from Net Investment Income excluding offering costs	% Distribution from Net Investment Income excluding offering costs	% Distributions from Realized Gains excluding offering costs	% Distributions from Paid In Capital excluding offering costs
2017	$—	$1,681	41%	2%	57%
2016	$—	$473	13%	2%	85%
2015	$96	$926	21%	9%	70%

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

The managing members of VII Peaks Capital are also officers of Alesiatec. Inc, a software technology. In 2016, GeoCommerce made a non-recurring engineering payment of $400,000 to Alesiatec to use Alesiatec software technology. In addition, Alesiatec also issued $100,000 of Series A stock to GeoCommerce to use GeoCommerce's online database technology.

As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, we generally are not permitted to co-invest with certain entities affiliated with our Manager in transactions originated by our Manager or its affiliates unless we obtain an exemptive order from the SEC or co-invest alongside our Manager or its affiliates in accordance with existing regulatory guidance and our allocation policy. Under existing regulatory guidance, we are permitted to, and may co-invest in syndicated deals and secondary loan market transactions where price is the only negotiated point. We may seek exemptive relief from the SEC to engage in co-investment transactions with our Manager and/or its affiliates. However, there can be no assurance that we will obtain such exemptive relief, if requested. Even if we receive exemptive relief, neither our Manager nor its affiliates are obligated to offer us the right to participate in any transactions originated by them. Prior to obtaining exemptive relief, we may co-invest alongside our Manager or its affiliates only in accordance with existing regulatory guidance and our allocation policy

Due from related party of $196,000 at December 31, 2017 consists of approximately $35,000 of true up for management fees from writing down certain portfolio investments at the end of a quarter in prior quarters, $45,000 in Blue Sky state filing fees paid by the Fund instead of our Manager, $25,000 in allocation of the Directors and Officers insurance policy costs to our Manager, and $91,000 in expenses related to legal and other operational costs allocated to our Manager instead of the Fund.

Due from related party at December 31, 2016 of $239,000 consisted of approximately $67,000 of true up for management fees from writing down certain portfolio investments at the end of a quarter in prior quarters, $67,000 in Blue Sky state filing fees by the Fund instead of our Manager, $13,000 in allocation of the Directors and Officers insurance policy costs to out Manager, and $90,000 in expenses related to legal and other operational costs allocated to out Manager instead of the Fund.

Due diligence fees received by the Fund from the borrowers related to the Fund’s direct lending transactions are remitted to our Manager, VII Peaks Capital, LLC, as the collateral and administrative agent for the loans. Due diligence fees received are not revenues or expenses of the Fund and therefore are not reflected in the financial statements. Fees for the year ended December 31, 2017, 2016 and 2015 totaled $222,500, $475,000, and $25,000, respectively.

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

Assuming that our current financial condition remains constant and no actions are taken to alter our existing interest rate sensitivity, a 100 basis point move in interest rates up or down from their December 31, 2017 levels would result in an increase or decrease in net asset value of $0.5 million or 1.0%.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

VII Peaks Co-Optivist Income BDC II, Inc.

Orinda, California

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of VII Peaks Co-Optivist Income BDC II, Inc. (the “Fund”), including the schedules of investments, as of December 31, 2017 and 2016, and the related statements of operations, changes in net assets, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on the Fund’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2017 and 2016 by correspondence with the custodian and portfolio companies, or by other appropriate auditing procedures where replies were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ OUM & Co. LLP

San Francisco, California
November 5, 2018
We have served as the Fund's auditor since 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of VII Peaks Co-Optivist Income BDC II, Inc.

Opinion on the Financial Statements

We have audited the accompanying statements of operations, changes in net assets and cash flows for the year ended December 31, 2015, and the related notes (collectively referred to as the “financial statements”) of VII Peaks Co-Optivist Income BDC II, Inc. (the “Fund”). In our opinion, the financial statements present fairly, in all material respects, the results of the Fund’s operations and its cash flows for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on the Fund’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We ceased to serve as the Company’s auditor in 2016.

/s/ BPM LLP

San Francisco, California
April 14, 2016

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share data)

	As of
	December 31, 2017	December 31, 2016

ASSETS

Investments, at fair value
Non-controlled/non-affiliate investments (cost of $23,403 and $35,575, respectively)	$30,949	$30,977
Affiliate investments (cost of $6,050 and $5,850, respectively)	16,546	9,368
Investments, money market at fair value (cost of $18 and $157, respectively)	18	157
Total investments, at fair value	47,513	40,502
Interest receivable	582	402
Prepaid expenses	12	76
Due from related party, net	196	239
Receivable for unsettled trades	127	-
Total assets	$48,430	$41,219

LIABILITIES
Priority credit line -Wells Fargo	$-	$6,366
Interest payable	-	3
Deferred loan fee	217	268
Prepaid interest from investments (includes prepaid interest of $29 from Digital Golf Technologies, LLC, $81 from Nima, LLC, $139 from Vieste Group, LLC and $21 from Ansgar Media, LLC at December 31, 2017)	270	779
Accounts payable and accrued liabilities	166	121
Stockholder distributions payable	144	-
Total liabilities	797	7,537

Commitments and Contingencies (Note 11)

NET ASSETS
Preferred stock, par value, $.001 per share, 50,000,000 authorized, none issued and outstanding	-	-
Common stock, par value, $.001 per share, 200,000,000 authorized; 6,778,976 and 6,639,019 shares issued and 6,477,563 and 6,337,606 outstanding as of December 31, 2017 and December 31, 2016, respectively	6	6
Paid-in capital in excess of par value	61,347	60,185
Treasury stock at cost, 301,413 and 301,413 shares, respectively	(2,891)	(2,891)
Accumulated distribution in excess of net investment income and net realized gain (loss) on investments	(28,872)	(22,538)
Net unrealized appreciation (depreciation) on investments	18,043	(1,080)
Total net assets	47,633	33,682
Total liabilities and net assets	$48,430	$41,219

Net asset value per share	$7.35	$5.31

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015

Investment income:
Interest from investments
Non-controlled/non-affiliate investments	$3,285	$2,513	$2,863
Affiliate investments	697	504	80
Interest from cash and cash equivalents
Non-controlled/non-affiliate investments	1	-	1
Fee income
Non-controlled/non-affiliate investments	183	66	545
Affiliate investments	68	37	10
Other income
Non-controlled/non-affiliate investments	-	-	13
Total investment income	4,234	3,120	3,512

Operating expenses:
Professional fees	612	800	521
Directors fees	41	37	50
Insurance	117	114	96
Interest expense	58	206	33
Management fees - related parties	867	640	784
Administrative services - related parties	264	228	216
General and administrative (includes $142, $124 and $110 of CFO salary (accounting) and $27, $42 and $118 of related party travel expenses, respectively for the year ended December 31, 2017)	463	489	721
Transfer agent fees	131	137	165
Offering expense	-	-	96
Total operating expenses	2,553	2,651	2,682

Net investment income	1,681	469	830

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on non-controlled/non-affiliate investments	(3,897)	(13,263)	425
Net unrealized appreciation (depreciation) on non-controlled/non-affiliate investments	12,145	18,992	(16,716)
Net unrealized appreciation on affiliate investments	6,977	1,416	2,102
Net realized and unrealized gain (loss) on investments	15,225	7,145	(14,189)

Net increase (decrease) in net assets resulting from operations	$16,906	$7,614	$(13,359)

Per share information - basic and diluted:
Net investment income	$0.26	$0.07	$0.14
Net increase (decrease) in net assets resulting from operations	$2.64	$1.22	$(2.20)
Weighted average common shares outstanding	6,403,225	6,256,208	6,077,127

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share and per share data)

	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015

Operations:
Net investment income	$1,681	$469	$830
Net realized gain (loss) from investments	(3,897)	(13,263)	425
Net unrealized appreciation (depreciation) on investments	19,122	20,408	(14,614)
Net increase (decrease) in net assets from operations	16,906	7,614	(13,359)
Stockholder distributions:
Distributions from net investment income	(1,681)	(473)	(830)
Distributions from net realized gain on investments	(98)	(78)	(425)
Distributions from paid in capital	(2,339)	(3,195)	(3,235)
Net decrease in net assets from stockholder distributions	(4,118)	(3,746)	(4,490)
Capital share transactions:
Issuance of common stock, net of issuance costs	-	-	6,232
Reinvestment of stockholder distributions	1,163	1,324	1,532
Treasury capital (redemptions)	-	-	(2,113)
Net increase in net assets from capital share transactions	1,163	1,324	5,651

Total increase (decrease) in net assets	13,951	5,192	(12,198)
Net assets at beginning of year	33,682	28,490	40,688
Net assets at end of year	$47,633	$33,682	$28,490

Net asset value per common share	$7.35	$5.31	$4.61
Common shares outstanding at end of year	6,477,563	6,337,606	6,181,515

Accumulated distribution in excess of net investment income and net realized gain (loss) on investments	$(28,872)	$(22,538)	$(5,997)

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

STATEMENTS OF CASH FLOWS

(in thousands, except share and per share data)

	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015

Operating activities:
Net increase (decrease) in net assets resulting from operations	$16,906	$7,614	$(13,359)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Paid-in-kind interest income	(22)	(12)	-
Net accretion of discounts and amortization of premiums	(1,461)	(513)	74
Sales and repayments of investments	17,343	30,593	19,688
Purchase of investments	(7,785)	(36,545)	(23,245)
Repayments of investments - money market	21,821	37,314	44,215
Purchase of investments - money market	(21,682)	(31,262)	(47,319)
Net realized (gain) loss from investments	3,897	13,263	(425)
Net unrealized (appreciation) depreciation on investments	(19,122)	(20,408)	14,614
Proceeds from loan fees received	181	310	60
Accretion of deferred loan fees	(232)	(92)	(10)
(Increase) decrease in operating assets:
Interest receivable	(180)	127	521
Prepaid expenses	64	(64)	6
Due from related party, net	43	(86)	14
Origination fee receivable	-	63	(63)
Receivable for unsettled trades	(127)	-	614
Increase (decrease) in operating liabilities:
Interest payable	(3)	2	1
Payable for unsettled trades	-	-	(1,340)
Management fees payable	-	-	(7)
Prepaid interest from investments	(509)	779	-
Accounts payable and accrued liabilities	45	(146)	84
Net cash provided by (used in) operating activities	9,177	937	(5,877)

Financing activities:
Proceeds from issuance of shares of common stock, net	-	-	6,232
Stockholder distributions	(2,811)	(2,772)	(2,773)
Treasury stock, net of redemption of common stock	-	-	(2,113)
Borrowings - priority credit line	2,201	13,522	4,531
Repayments - priority credit line	(8,567)	(11,687)	-
Net cash provided by (used in) financing activities	(9,177)	(937)	5,877

Net change in cash and cash equivalents	-	-	-
Cash and cash equivalents, beginning of year	-	-	-
Cash and cash equivalents, end of year	$-	$-	$-

Supplemental disclosure of non-cash information:
Distribution reinvestment plan distribution payable	$-	$-	$123
Cash distribution payable	$143	$-	$227
Distribution reinvestment plan distribution paid	$1,163	$1,324	$1,532

Supplemental disclosure of cash flow information:
Cash interest paid during the year	$61	$204	$32

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

SCHEDULE OF INVESTMENTS

(dollars and shares in thousands)

December 31, 2017

Portfolio Company	Industry	Investment Coupon Rate, Maturity Date	Principal / No. of Shares	Amortized Cost	Fair Value	% of Net Assets
Senior Secured First Lien Debt - 42.9% (b)
Ansgar Media, LLC (e) (g)	Media: Broadcasting & Subscription	12.00%, 1/11/2019	$2,000	$2,000	$2,000	4.2%
Ansgar Media, LLC (e) (g)	Media: Broadcasting & Subscription	12.00%, 10/24/2018	400	400	400	0.8%
Ansgar Media, LLC (e) (g)	Media: Broadcasting & Subscription	12.00%, 10/27/2018	1,650	1,650	1,650	3.5%
Ansgar Media, LLC (e) (g)	Media: Broadcasting & Subscription	12.00%, 9/8/2019	2,000	2,000	2,000	4.2%
Digital Golf Technologies, LLC (g)	Services: Consumer	13.00%, 1/11/2020	1,000	932	1,000	2.1%
GeoCommerce, Inc.	Technology	12.00%, 4/27/2018	1,500	1,316	1,500	3.1%
GeoCommerce, Inc.	Technology	12.00%, 5/15/2018	1,000	917	1,000	2.1%
GeoCommerce, Inc.	Technology	12.00%, 10/14/2018	750	549	750	1.6%
GeoCommerce, Inc.	Technology	12.00%, 12/21/2018	750	514	750	1.6%
Goodman Networks, Inc. (c) (h)	Telecommunications	8.00%, 5/11/2022	277	848	190	0.4%
Nima, LLC (g)	Consumer Electronics	12.00%, 5/20/2018	2,000	1,717	2,000	4.2%
Nima, LLC (g)	Consumer Electronics	12.00%, 8/11/2018	1,000	1,000	1,000	2.1%
Nima, LLC (g)	Consumer Electronics	12.00%, 11/2/2018	750	750	750	1.6%
Nima, LLC (g)	Consumer Electronics	12.00%, 12/21/2018	750	750	750	1.6%
Nima, LLC (g)	Consumer Electronics	12.00%, 2/16/2019	450	450	450	0.9%
Nima, LLC (g)	Consumer Electronics	12.00%, 4/6/2019	500	500	500	1.0%
Nima, LLC (g)	Consumer Electronics	12.00%, 6/19/2019	500	500	500	1.0%
Nima, LLC (g)	Consumer Electronics	12.00%, 8/4/2019	300	300	300	0.6%
Nima, LLC (g)	Consumer Electronics	12.00%, 8/31/2019	225	225	225	0.5%
Nima, LLC (g)	Consumer Electronics	12.00%, 10/16/2018	332	332	332	0.7%
Vieste Group, LLC (f) (g)	Renewable Energy	13.00%, 4/7/2019	1,340	1,257	1,340	2.8%
Vieste Group, LLC (f) (g)	Renewable Energy	13.00%, 7/14/2019	150	139	150	0.3%
Vieste Group, LLC (f) (g)	Renewable Energy	13.00%, 8/1/2019	240	222	240	0.5%
Vieste Group, LLC (f) (g)	Renewable Energy	13.00%, 8/17/2019	150	139	150	0.3%
Vieste Group, LLC (f) (g)	Renewable Energy	13.00%, 8/31/2019	120	111	120	0.4%
Vieste Group, LLC (f) (g)	Renewable Energy	13.00%, 10/2/2019	380	349	380	0.8%
Sub Total Senior Secured First Lien Debt			$20,514	$19,867	$20,427	42.9%

Senior Secured Second Lien Debt - 0.4% (b)
Logan's Roadhouse, Inc. PIK Exit Facility Term Loan	Beverage, Food & Tobacco	9.50% PIK, 11/23/2020	$179	$165	$179	0.4%
Sub Total Senior Secured Second Lien Debt			$179	$165	$179	0.4%

Senior Unsecured Debt - 0.3% (b)
Colt Defense, LLC	Aerospace and Defense	8.00%, 7/12/2021	$148	$1,043	$148	0.3%
DynCorp International Inc.	Aerospace and Defense	11.88%, 11/30/2020	4	2	4	0.0%
Gymboree Corp.(c) (h)	Retail	9.13%, 12/1/2018	810	755	9	0.0%
Sub Total Senior Unsecured Debt			$962	$1,800	$161	0.3%

Equity Securities - 56.1% (b)
Aspect Software, Inc. (c)	Telecommunications		8	$244	$331	0.7%
Aspire Holdings (c)	Energy: Oil & Gas		26	551	39	0.1%
Education Management, LLC (c)	Services: Consumer		2,530	5	0	0.0%
Logan's Roadhouse, Inc. (c)	Beverage, Food & Tobacco		86	633	87	0.2%
NII Holdings, Inc. (a) (c) (h)	Telecommunications		17	768	7	0.0%
UCI International, Inc. (c)	Automobile		31	1,354	255	0.5%
Total Common Stock				3,555	719	1.5%

Ansgar Media, LLC - Class B Units (c) (d) (e)	Media: Broadcasting & Subscription		-	-	10,496	22.0%
Digital Golf Technologies, LLC (c)	Services: Consumer		22	91	100	0.2%
Education Management, LLC (c)	Services: Consumer		1,554	876	0	0.0%
GeoCommerce, Inc. (c)	Technology		875	1,883	10,282	21.6%
Nima, LLC (c)	Consumer Electronics		2,000	1,000	4,887	10.3%
Vieste Group, LLC (c)	Renewable Energy		173	216	244	0.5%
Total Warrants				4,066	26,009	54.6%

Sub Total Equity Securities				7,621	26,728	56.1%

Investments - Money Market - 0.0% (b)
Investments - U.S. Bank Money Market		0.20%	$18	$18	$18	0.0%
Sub Total Investments - Money Market			$18	$18	$18	0.0%

TOTAL INVESTMENTS - 99.7% (b)				$29,471	$47,513	99.7%

(a)	Represents a non-qualifying investment as defined under Section 55 (a) of the Investment Company Act of 1940, as amended. Non-qualifying investments represent 0.01% of the Fund's (VII Peaks Co-OptivistTM Income BDC, II, Inc.) portfolio at fair value. As a BDC, the Fund can only invest 30% of its portfolio in non-qualifying assets.
(b)	Percentages are based on net assets of $47,633 as of December 31, 2017.
(c)	Non-income producing as of December 31, 2017.
(d)	2,500 Class B Units, which are not entitled to an allocation of profits or losses until the earlier to occur of September 30, 2020 or a change of control of Ansgar Media, LLC.
(e)	As defined in the 1940 Act, Affiliated Investments are defined as those Non-Control Investments in companies in which we own between 5.0% and 25.0% of the voting securities. Transactions during the year ended December 31, 2017 in which the issuer was an Affiliate is as follows:

Portfolio Company	Principal / No. of Shares	Fair Value at December 31, 2016	Gross Addition	Gross Reductions	Net Realized Gains (Losses)	Change in Unrealized Gains (Losses)	Fair Value at December 31, 2017	Dividends and Interest Income	Other income
Ansgar Media, LLC	$6,050	$5,850	$200	$-	$-	$-	$6,050	$697	$68
Ansgar Media, LLC - Class B Units	-	3,519	-	-	-	6,977	10,496	-	-
		$9,369	$200	$-	$-	$6,977	$16,546	$697	$68

(f)	The Fund entered into a Senior Secured First Lien Loan Agreement with Vieste Group, LLC on April 7, 2017, for a total loan amount of $4,250 thousand. As of December 31, 2017, the Fund has loaned Vieste Group, LLC $2,380 thousand; the time and amounts of the additional $1,870 thousand in funding will be at the mutual agreement between the Fund and Vieste Group, LLC.
(g)	Borrower also pays an end-of-term fee or exit fee, upon loan maturity or full repayment of the principal amount equal to 1% of the total investment amount.
(h)	Other than the investments noted by this footnote, the fair value of the Fund's investments is determined using unobservable inputs that are significant to the overall fair value measurement. See Note 3 for more information regarding the fair value of the Fund's investments.

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

SCHEDULE OF INVESTMENTS

(dollars in thousands)

The following table shows the portfolio composition by industry grouping at fair value at December 31, 2017:

	At December 31, 2017
	Investments at Fair Value	Percentage of Total Portfolio
Media: Broadcasting & Subscription	$16,546	34.9%
Technology	14,282	30.1
Consumer Electronics	11,694	24.6
Renewable Energy	2,624	5.5
Services: Consumer	1,100	2.3
Telecommunications	528	1.1
Beverage, Food & Tobacco	266	0.6
Automobile	255	0.5
Aerospace and Defense	152	0.3
Energy: Oil & Gas	39	0.1
Investments - Money Market	18	—
Retail	9	—
Total	$47,513	100.0%

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

SCHEDULE OF INVESTMENTS

(dollars and shares in thousands)

December 31, 2016

Portfolio Company	Industry	Investment Coupon Rate, Maturity Date	Principal / No. of Shares	Amortized Cost	Fair Value	% of Net Assets
Senior Secured First Lien Debt -50.6% (b)
Ansgar Media, LLC (e)	Media: Broadcasting & Subscription	12.00%, 1/11/2018	$2,000	$2,000	$2,000	5.9%
Ansgar Media, LLC (e)	Media: Broadcasting & Subscription	12.00%, 9/18/2017	2,000	2,000	2,000	5.9%
Ansgar Media, LLC (e)	Media: Broadcasting & Subscription	12.00%, 10/24/2018	310	310	310	0.9%
Ansgar Media, LLC (e)	Media: Broadcasting & Subscription	12.00%, 10/27/2018	1,540	1,540	1,540	4.6%
APX Group, Inc.	Services: Consumer	6.38%, 12/1/2019	825	825	849	2.6%
Claire's Stores, Inc. Term Loan (h)	Retail	9.00%, 9/20/2021	125	263	125	0.4%
CLSIP LLC Term Loan (h)	Retail	9.00%, 9/20/2021	407	856	407	1.2%
GeoCommerce, Inc.	Technology	12.00%, 4/27/2018	1,000	745	1,000	3.0%
GeoCommerce, Inc.	Technology	12.00%, 5/15/2018	1,500	898	1,500	4.5%
GeoCommerce, Inc.	Technology	12.00%, 10/14/2018	750	390	750	2.2%
GeoCommerce, Inc.	Technology	12.00%, 12/21/2018	750	368	750	2.2%
Nima, LLC	Consumer Electronics	12.00%, 5/20/2018	2,000	1,201	2,000	5.9%
Nima, LLC	Consumer Electronics	12.00%, 8/11/2018	1,000	1,000	1,000	3.0%
Nima, LLC	Consumer Electronics	12.00%, 11/2/2018	750	750	750	2.2%
Nima, LLC	Consumer Electronics	12.00%, 12/21/2018	750	750	750	2.2%
Goodman Networks, Inc.	Telecommunications	12.13%, 7/1/2018	800	823	240	0.7%
Kratos Defense & Security Solutions, Inc.	Aerospace and Defense	7.00%, 5/15/2019	1,112	1,015	1,079	3.2%
Sub Total Senior Secured First Lien Debt			$17,619	$15,734	$17,050	50.6%

Senior Secured Second Lien Debt - 1.5% (b)
Nuverra Environmental Solutions, Inc.	Environmental Industries	12.50%, 4/15/2022	$1,408	$1,362	$269	0.8%
Logan's Roadhouse, Inc. (c) (f)	Beverage, Food & Tobacco	10.75%, 10/15/2017	674	633	87	0.2%
Logan's Roadhouse, Inc. PIK Exit Facility Term Loan (f)	Beverage, Food & Tobacco	9.50% PIK, 11/23/2020	162	146	162	0.5%
Saratoga Resources, Inc. (c)	Energy: Oil & Gas	12.50%, 7/1/2016	885	912	2	0.0%
Sub Total Senior Secured Second Lien Debt			$3,129	$3,053	$520	1.5%

Senior Unsecured Debt - 14.5% (b)
APX Group, Inc.	Services: Consumer	8.75%, 12/1/2020	$575	$559	$579	1.7%
Claire’s (Gibraltar) Holdings Limited Term Loan (h)	Retail	9.00%, 9/20/2021	188	395	188	0.6%
Clear Channel Communications	Media: Broadcasting & Subscription	10.00%, 1/15/2018	1,400	1,375	1,050	3.1%
Colt Defense, LLC	Aerospace and Defense	8.00%, 7/12/2021	137	1,033	137	0.4%
DynCorp International Inc.	Aerospace and Defense	11.88%, 11/30/2020	1,020	1,032	908	2.7%
Gymboree Corp.	Retail	9.13%, 12/1/2018	810	785	364	1.1%
Seitel, Inc.	Energy: Oil & Gas	9.50%, 4/15/2019	1,575	1,575	1,418	4.2%
UCI International, Inc. (c) (i)	Automobile	8.63%, 2/15/2019	1,400	1,354	238	0.7%
Sub Total Senior Unsecured Debt			$7,105	$8,108	$4,882	14.5%

Senior Subordinated Debt - 3.1% (b)
DJO Finance, LLC	Healthcare & Pharmaceuticals	10.75%, 4/15/2020	$1,265	$1,320	$1,050	3.1%
Sub Total Senior Subordinated Debt			$1,265	$1,320	$1,050	3.1%

Equity Securities - 28.7% (b)
Affinion Group, Inc. (c)	Media: Advertising, Printing & Publishing		13	$689	$50	0.2%
Aspire Holdings (c)	Energy: Oil & Gas		26	551	40	0.1%
Aspect Software, Inc. (c) (g)	Telecommunications		8	244	331	1.0%
Education Management, LLC (c)	Services: Consumer		2,530	4	-	0.0%
NII Holdings, Inc. (a) (c)	Telecommunications		17	768	36	0.1%
Total Common Stock				2,256	457	1.4%

Ansgar Media, LLC - Class B Units (c) (d) (e)	Media: Broadcasting & Subscription		-	-	3,519	10.4%
Total Preferred Stock				-	3,519	10.4%

GeoCommerce, Inc. (c)	Technology		875	1,883	3,684	11.0%
Nuverra Environmental Solutions, Inc. (c)	Environmental Industries		61	-	10	0.0%
Nima, LLC (c)	Consumer Electronics		2,000	1,000	2,000	5.9%
Education Management, LLC (c)	Services: Consumer		1,554	876	-	0.0%
Total Warrants				3,759	5,694	16.9%

Sub Total Equity Securities				$6,015	$9,670	28.7%

U.S. Government Securities - 21.3% (b)
U.S. Treasury Bill		0.63%, 8/31/2017	$800	$799	$799	2.4%
U.S. Treasury Bill		0.75%, 10/31/2017	1,600	1,599	1,598	4.8%
U.S. Treasury Bill		0.75%, 8/15/2019	1,710	1,700	1,684	5.0%
U.S. Treasury Bill		0.63%, 11/30/2017	1,700	1,699	1,696	5.0%
U.S. Treasury Bill		0.75%, 4/15/2018	1,400	1,398	1,396	4.1%
Sub Total U.S. Government Securities			$7,210	$7,195	$7,173	21.3%

Investments - Money Market - 0.5% (b)
Investments - U.S. Bank Money Market		0.10%	$34	$34	$34	0.1%
Investments - Wells Fargo Money Market		0.01%	123	123	123	0.4%
Sub Total Investments - Money Market			$157	$157	$157	0.5%

TOTAL INVESTMENTS - 120.2% (b)				$41,582	$40,502	120.2%

(a)	Represents a non-qualifying investment as defined under Section 55 (a) of the Investment Company Act of 1940, as amended. Non-qualifying investments represent 0.1% of the Fund's (VII Peaks Co-OptivistTM Income BDC, II, Inc.) portfolio at fair value. As a BDC, the Fund can only invest 30% of its portfolio in non-qualifying assets.
(b)	Percentages are based on net assets of $33,682 as of December 31, 2016.
(c)	Non-income producing as of December 31, 2016.
(d)	2,500 Class B Units, which are not entitled to an allocation of profits or losses until the earlier to occur of September 30, 2020 or a change of control of Ansgar Media, LLC.
(e)	As defined in the 1940 Act, Affiliated Investments are defined as those Non-Control Investments in companies in which we own between 5.0% and 25.0% of the voting securities.

Portfolio Company	Principal / No. of Shares	Fair Value at December 31, 2015	Gross Addition	Gross Reductions	Net Realized Gains (Losses)	Change in Unrealized Gains (Losses)	Fair Value at December 31, 2016	Dividends and Interest Income	Other income
Ansgar Media, LLC	$5,850	$2,000	$3,850	$-	$-	$-	$5,850	$504	$-
Ansgar Media, LLC - Class B Units	-	2,102	-	-	-	1,417	3,519	-	-
		$4,102	$200	$-	$-	$1,417	$9,369	$504	$-

(f)	The company filed for bankruptcy in Delaware on August 8, 2016 and is in the final stages of restructuring. The Fund participated in DIP financing as part of company’s restructuring process during bankruptcy and has received PIK Second Lien Exit Facility T/L in exchange. Equity exchange is still in process.
(g)	On November 25, 2016, 3.00% PIK senior unsecured convertible notes were exchanged out for mandatory conversion to shares of common stock of Aspect Software Parent, Inc. at a rate of 1/30 i.e. one common share per $30.00 in principal amount of notes outstanding.
(h)	On September 20, 2016, Claire's Stores 10.50% senior subordinated notes and 8.875% senior secured second lien notes were exchanged out for mandatory conversion to Claire's Stores, Inc. First Lien Term Loan, CLSIP LLC Term Loan and Claire's (Gibraltar) Holdings Limited Term Loan.
(i)	On December 31, 2016, the bankruptcy court entered an order confirming the plan of reorganization of UCI International, LLC according to which the holders of senior unsecured notes will receive new common stock at the rate of $21.94 per $1,000 par value of notes. The Fund received notification of delivery of shares on April 10, 2017.

The accompanying notes are an integral part of these financial statements.

VII PEAKS CO-OPTIVIST INCOME BDC II, INC.

SCHEDULE OF INVESTMENTS

(dollars in thousands)

 The following table shows the portfolio composition by industry grouping at fair value at December 31, 2016:

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

December 31, 2017

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

Our proprietary “Co-Optivist” TM approach entails investment in the corporate debt and equity-linked debt securities of target companies, or Target Investments, in conjunction with proactively engaging the target companies’ management. We acquire Target Investments whose debt securities trade on the over-the-counter market for institutional loans at a discount to their par redemption value, and will be subject to a “redemption event” within (on average) 24 months. We also invest directly in debt of private companies. We define a “redemption event” as a maturity event or a put event (where investors in the target company’s debt security can have a redemption right at a pre-determined price). We hold such debt an average of 24 months, during which time we anticipate working actively with the target company’s management to effect and/or participate in a restructuring or exchange of the invested securities for new securities.

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

On August 9, 2011, we filed a registration statement on Form N-2 to sell up to 75,000,000 shares of common stock, $0.001 par value per share, at an initial public offering price of $10.00 per share. The registration statement was declared effective by the SEC on March 1, 2012. We commenced operations when we raised gross offering proceeds of over $1.0 million, all of which was from persons who were not affiliated with us or our Manager by one year from the date the registration statement was declared effective by the SEC. Prior to the successful satisfaction of that condition, all subscription payments were placed in an account held by the escrow agent, UMB Bank, N.A., in trust for the benefit of our subscribers, pending release to us. We achieved the minimum offering requirement on July 10, 2012 and commenced operations on such date. As of December 31, 2017, we issued 6.8 million shares of common stock, including 0.7 million shares under our distribution reinvestment plan (“DRIP”), less 0.3 million shares redeemed under our tender offer. Gross proceeds from our common stock issuances total $63.8 million, including $5.9 million under our DRIP less $2.9 million paid to redeem shares in our prior quarterly tender offers.

Liquidity and Going Concern

Our audited financial statements for the year ended December 31, 2017 have been prepared assuming we will continue to operate as a going concern, although because of our portfolio defaults and inability to convert to an Interval Fund and raise additional capital, it raises substantial doubt about our ability to continue as such.

As of December 31, 2017, we had approximately $18,000 in money market funds and subsequent to year end, we have delayed payments to service providers, substantially curtailed shareholder distributions, and extended certain of our loans’ maturity dates, thereby delaying the timing of cash inflows. This raises substantial doubt about the ability of the Fund to continue as a going concern. Management plans to work with portfolio companies that are in default of loan repayments to refinance their outstanding debt obligations to the Fund. In addition, management plans to raise cash by selling certain of its loans to other parties. Also, management has requested the Board of the Directors to reduce shareholder distributions. Based upon the Fund’s plans to sell portfolio investments to raise capital, receipt of loan payments and reducing shareholder distributions, the Fund believes it is probable it will have sufficient resources to meet its financial obligations for the next 12 months from the issuance of these financial statements.

If we are unable to sell our investments or receive loan repayments in a timely manner, we may be required to reduce, defer, or discontinue certain or all of our operations or we would be less able to create and maintain a broad portfolio of investments and achieve our investment objective, which may negatively impact our results of operations and reduce our ability to make distributions to our shareholders or we may not be able to continue as a going concern.

In the event the Fund is able to reorganize and convert to a closed-end Interval Fund and raise new capital, the net proceeds from the sale of common stock will be used for our investment opportunities, operating expenses and for payment of various fees and expenses such as base management fees, inventive fees and other expenses. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require debt or equity financing to operate. Any loan defaults from portfolio companies will negatively impact our results of operations, reduce our overall liquidity and cash flows needed to continue as a going concern. Any defaults would also increase the difficulty in securing alternative sources of funding, and there

Note 2.  Summary of Significant Accounting Policies

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

Our audited financial statements for the year ended December 31, 2017 have been prepared assuming we will continue to operate as a going concern, although because of our portfolio defaults and inability to convert to an Interval Fund and raise additional capital, it raises substantial doubt about our ability to continue as such.

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

Prepaid Interest from Investments

The Fund receives prepaid interest when it makes direct senior secured first lien loans. The total prepaid interest of $270 and $779 at December 31, 2017 and December 31, 2016, respectively (in thousands) is comprised of $81 and $333, respectively, from Nima, LLC; zero and $258, respectively, from GeoCommerce, Inc.; $21 and $188, respectively, from Ansgar Media, LLC; $29 and zero, respectively, from Digital Golf Technologies, LLC; and $139 and zero, respectively, from Vieste Group, LLC.

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

Accounting Pronouncements Adopted

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

In August 2014, FASB issued ASU No. 2014-15, Presentation of Financial Statements- Going Concern (Subtopic 205-40) ("ASU 2014-15"). ASU 2014-15 requires management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period, including interim periods, (3) provide principles for considering the mitigating effect of Management's plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of Management's plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for any annual periods and interim periods thereafter. We adopted the provisions of ASU 2014-15 in 2016. The adoption of ASU 2014-15 required any additional disclosures regarding the Fund’s ability as a going concern in the Fund’s financial statements. Note 2 of our financial statements include our disclosure regarding the Fund’s ability to continue as a going concern.

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue with Contracts from Customers (Topic 606), to provide guidance on revenue recognition. ASU No. 2014-09 requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which provided for the adoption of the new standard for fiscal years beginning after December 15, 2017. Accordingly, ASU No. 2014-09 is effective for the Company in the first quarter of 2018. Early adoption up to the first quarter of 2017 was permitted. Upon adoption, ASU No. 2014-09 can be applied retrospectively to all periods presented or only to the most current period presented with the cumulative effect of changes reflected in the opening balance of retained earnings in the most current period presented. The FASB has also issued the following standards which clarify ASU No. 2014-09 and have the same effective date as the original standard:

•	ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net);
•	ASU No. 2016-10, Identifying Performance Obligations and Licensing (Topic 606);
•	ASU No. 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting;
•	ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and
•	ASU No. 2016-20, Revenue from Contracts with Customers (Topic 606): Technical Corrections and Improvements.

The new standard became effective on January 1, 2018. The Company has completed its evaluation and believes the adoption of the ASU will not have any material impact on the Fund’s financial statements as the Company does not have any contracts with customers.

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires that the statements of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. The new guidance is effective for annual and interim periods, beginning after December 15, 2017, and early adoption is permitted and is to be applied on a retrospective basis. Management does not believe that the adoption of this guidance will have a material impact on the Fund's financial statements, as the Fund does not currently have restricted cash.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). In February of 2018, the FASB issued ASU 2018-03: Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10) to further clarify the guidance. ASU’s 2016-01 and 2018-03, retain many current requirements for the classification and measurement of financial instruments; however, the new guidance significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. ASU 2016-01 also amends certain disclosure requirements associated with the fair value of financial instruments. This guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is not permitted for public business entities. Management is currently evaluating the impact this guidance will have on the Fund's financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, addressing eight specific cash flow issues in an effort to reduce diversity in practice. The amended guidance is effective for fiscal years beginning after December 15, 2017, and for interim periods within those years. Early adoption is permitted. The Company does not expect the amended guidance to have a material impact on its Statements of Cash Flows.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, to address stakeholder concerns that hedge accounting is often difficult to interoperate and to improve clarity in the financial statements regarding an entity’s risk management strategy. The amended guidance is effective for fiscal years beginning after December 15, 2018, and for interim periods within those years. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard on the Fund’s Financial Statements.

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

In connection with our debt investments, we may receive warrants or similar equity-related securities ("Warrants"). We determine the cost basis of Warrants based upon their fair values on the date of receipt relative to the total fair value of the debt and Warrants received. Any resulting difference between the face amount of the debt and its recorded cost resulting from the assignment of value to the Warrants is treated as original issue discount (“OID”) and accreted into interest income over the life of the debt investment using a method that approximates the effective interest method. Similarly, loan origination fees are capitalized and amortized as other income over the life of the loan.

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

Our total investment income was $4.2 million for the year ended December 31, 2017, as compared to $3.1 million for the year ended December 31, 2016 and $3.5 million for the year ended December 31, 2015, respectively. The increase in 2017 as compared to 2016 was attributable to the increase in interest income and fee income from direct lending investments in senior secured notes. At December 31, 2017, the weighted average coupon yield was 12.1%, as compared to 8.6% at December 31, 2016 and 7.6% at December 31, 2015. This coupon yield is for the non-defaulted and non-equity positions. Based on current and prior three quarter’s net assets, average net assets as of December 31, 2017 were $43.1 million, as compared to $31.8 and $39.2 million for the years ended December 31, 2016 and 2015, respectively.

For the year ended December 31, 2017, thirteen of the investments in the portfolio did not accrue interest as either the investment was an equity security or the issuers were in default of the coupon payment for more than the thirty-day grace period. Interest income was accrued through the date of the last coupon payment received for the debt investments. The following table presents those thirteen investments:

Portfolio Company	Asset Type	Investment Coupon Rate	Maturity Date
Ansgar Media, LLC - Class B Units	Equity – Preferred Stock	—	—
Aspect Software, Inc. (1)	Equity – Common Stock	—	—
Aspire Holdings (2)	Equity – Common Stock	—	—
Digital Golf Technologies, LLC	Warrant	—	—
Education Management LLC (3)	Equity – Common Stock	—	—
Education Management LLC (3)	Warrant	—	—
GeoCommerce, Inc.	Warrant	—	—
Gymboree Corp.	Senior Unsecured Debt	9.13%	December 1, 2018
Logan's Roadhouse, Inc. (4)	Equity – Common Stock	—	—
NII Holdings, Inc. (5)	Equity – Common Stock	—	—
Nima, LLC	Warrant	—	—
UCI International, Inc. (6)	Equity – Common Stock	—	—
Vieste Group, LLC	Warrant	—	—

(1)	Converted from exchange of 3.00% PIK senior unsecured convertible notes.
(2)	Converted from exchange of 12.00% Endeavour International Corp First Lien Bonds.
(3)	Received in exchange of 15.00% Cash/PIK bonds.
(4)	The company filed for bankruptcy in Delaware on August 8, 2016. The Fund participated in DIP financing as part of the company’s restructuring process during bankruptcy and has received a PIK Second Lien Exit Facility T/L in exchange. On April 28, 2017, the remaining unexchanged bonds were converted to equity.
(5)	Received in exchange of 10.00% senior unsecured debt.
(6)	Received in exchange of 8.625% senior unsecured notes.

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

The investment portfolio is recorded on a trade date basis. The Fund determines the net asset value of its investment portfolio each quarter. Securities that are publicly-traded are valued at the reported closing price on the valuation date. Six investments were valued using the closing market price at period end December 31, 2017.

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

The following table presents investments that are not publicly-traded or have no closing market price, as of December 31, 2017:

Portfolio Company	Asset Type	Investment Coupon Rate	Maturity Date
Ansgar Media, LLC - Class B Units	Equity – Preferred Stock	—	—
Ansgar Media, LLC	Senior Secured First Lien Debt	12.00%	January 11, 2019
Ansgar Media, LLC	Senior Secured First Lien Debt	12.00%	September 8, 2019
Ansgar Media, LLC (8)	Senior Secured First Lien Debt	12.00%	October 24, 2018
Ansgar Media, LLC (8)	Senior Secured First Lien Debt	12.00%	October 27, 2018
Aspect Software, Inc. (1)	Equity – Common Stock	—	—
Aspire Holdings (2)	Equity – Common Stock	—	—
Colt Defense, LLC (3)	Senior Unsecured Debt	8.00%	July 12, 2021
Digital Golf Technologies, LLC	Senior Secured First Lien Debt	13.00%	January 11, 2020
Digital Golf Technologies, LLC	Warrant	—	—
Education Management LLC	Equity – Common Stock	—	—
Education Management LLC	Warrant	—	—
GeoCommerce, Inc. (4)	Senior Secured First Lien Debt	12.00%	April 27, 2018
GeoCommerce, Inc. (4)	Senior Secured First Lien Debt	12.00%	May 15, 2018
GeoCommerce, Inc. (4)	Senior Secured First Lien Debt	12.00%	October 14, 2018
GeoCommerce, Inc.	Senior Secured First Lien Debt	12.00%	December 21, 2018
GeoCommerce, Inc.	Warrant	—	—
Logan's Roadhouse, Inc. (5)	Equity – Common Stock	—	—
Logan's Roadhouse, Inc. PIK Exit Facility Term Loan (5)	Senior Secured Second Lien Debt	9.50%	November 23, 2020
Nima, LLC (6)	Senior Secured First Lien Debt	12.00%	May 20, 2018
Nima, LLC (6)	Senior Secured First Lien Debt	12.00%	August 11, 2018
Nima, LLC (6)	Senior Secured First Lien Debt	12.00%	October 16, 2018
Nima, LLC	Senior Secured First Lien Debt	12.00%	November 2, 2018
Nima, LLC	Senior Secured First Lien Debt	12.00%	December 21, 2018
Nima, LLC	Senior Secured First Lien Debt	12.00%	February 16, 2019
Nima, LLC	Senior Secured First Lien Debt	12.00%	April 6, 2019
Nima, LLC	Senior Secured First Lien Debt	12.00%	June 19, 2019
Nima, LLC	Senior Secured First Lien Debt	12.00%	August 4, 2019
Nima, LLC	Senior Secured First Lien Debt	12.00%	August 31, 2019
Nima, LLC	Warrant	—	—
UCI International, Inc. (7)	Equity – Common Stock	—	—
Vieste Group, LLC	Senior Secured First Lien Debt	13.00%	April 7, 2019
Vieste Group, LLC	Senior Secured First Lien Debt	13.00%	July 14, 2019
Vieste Group, LLC	Senior Secured First Lien Debt	13.00%	August 1, 2019
Vieste Group, LLC	Senior Secured First Lien Debt	13.00%	August 17, 2019
Vieste Group, LLC	Senior Secured First Lien Debt	13.00%	August 31, 2019
Vieste Group, LLC	Senior Secured First Lien Debt	13.00%	October 2, 2019
Vieste Group, LLC	Warrant	—	—

(1)	The original 10.63% senior secured second lien notes due on May 15, 2017 defaulted. As part of Aspect’s bankruptcy and planned reorganization process, the Fund participated in a rights offering to purchase a new 3.00% PIK senior unsecured convertible note maturing on May 23, 2023 in an effort to facilitate recovery of its previous investment in the senior secured lien notes in Aspect. On November 25, 2016, the 3.00% PIK senior unsecured convertible notes were exchanged out for mandatory conversion to shares of common stock of Aspect Software Parent, Inc. at a rate of 1/30 i.e. one common share per $30.00 in principal amount of notes outstanding.
(2)	Converted from exchange of 12.00% Endeavour International Corp, senior secured first lien debt.
(3)	On January 19, 2016, there was a mandatory exchange offer to exchange all of the 8.75% senior unsecured notes to 8.00% PIK third lien notes.
(4)	GeoCommerce, Inc. has requested loan extensions for the loans in default. We have sent those extensions along with our reservation of rights letters. However, GeoCommerce, Inc. has not taken any action on the loan extensions as they are working to secure financing to repay the loans.
(5)	The company filed for bankruptcy in Delaware on August 8, 2016. The Fund participated in DIP financing as part of the company’s restructuring process during bankruptcy and has received a PIK second lien exit facility T/L in exchange. On April 28, 2017, the remaining unexchanged bonds were converted to equity.
(6)	Nima, LLC is currently in default of three of their loans. We are currently in discussion with Nima, LLC to either extend the loans or renegotiate the terms.
(7)	On June 2, 2016, UCI International, LLC and certain of its affiliates filed voluntary petitions for relief under Chapter 11 Bankruptcy in the District of Delaware. As per the Plan of Reorganization and based on Rank contribution being reached, the fund received 30,714 shares of the company on March 29, 2017.
(8)	We expect to give loan extensions to Ansgar Media, LLC

Securities that are not publicly-traded are valued at fair value as determined in good faith by the Management, and submitted to the Board of Directors or a committee thereof, for review. In connection with that determination, the Manager prepares portfolio company valuations using relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, the most recent portfolio company financial statements and forecasts, and valuations prepared by third-party valuation services.

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

The following table presents fair value measurements of investments, by major class, as of December 31, 2017 per the fair value hierarchy (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Investments – Money Market	$18	$—	$—	$18
Senior Secured First Lien Debt	—	190	20,237	20,427
Senior Secured Second Lien Debt	—	—	179	179
Senior Unsecured Debt	—	13	148	161
Equity Securities	—	7	26,721	26,728
Total	$18	$210	$47,285	$47,513

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

There was one transfer from Level 2 to Level 3 for the year ended December 31, 2017. The transfer was UCI International, Inc. 8.63% senior unsecured debt, due February 15, 2019, which was converted to equity. There were two transfers from Level 3 to Level 2 for the year ended December 31, 2017. The transfers were Nuverra Environmental Solutions, Inc. 10% senior secured second lien debt, due April 15, 2021 and Nuverra Environmental Solutions, Inc. warrants.

During the year ended December 31, 2017, the following were the transfers in or out of levels (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Debt	$—	$—	$—	$—
Senior Secured Second Lien Debt	—	269	(269)	—
Senior Unsecured Debt	—	(238)	—	(238)
Equity Securities	—	11	227	238
Total	$—	$42	$(42)	$—

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

Changes in Level 3 assets measured at fair value for the year ended December 31, 2017 are as follows (dollars in thousands):

	Fair Value at December 31, 2016	Transfers in / (out)	Reclassification	Purchases (Sales and Settlement) (1)	Amortization and Accretion of Fixed Income Premiums and Discounts	Realized and Unrealized Gains (Losses)	Fair Value at December 31, 2017	Change in Unrealized appreciation (depreciation) for investments held as of December 31, 2017
Senior Secured First Lien Debt	$14,882	$-	$-	$5,203	$1,488	$(1,336)	$20,237	$(1,344)
Senior Secured Second Lien Debt	518	(269)	(87)	17	1	(1)	179	(1)
Senior Unsecured Debt	325	-	-	(140)	5	(42)	148	1
Equity Securities	9,584	227	87	308	-	16,515	26,721	16,487
Total	$25,309	$(42)	$-	$5,388	$1,494	$15,136	$47,285	$15,143

(1)	Includes purchases of new investments, effects of refinancing and restructurings, PIK interest, net proceeds from investments sold and principal payments received.

 Realized and unrealized gains and losses are included in net realized gain (loss) from investments and net unrealized appreciation on investments in the statements of operations. The change in unrealized appreciation (depreciation) for Level 3 investments still held as of December 31, 2017 of $15.1 million is included in net unrealized appreciation on investments in the statements of operations for the year ended December 31, 2017.

Changes in Level 3 assets measured at fair value for the year ended December 31, 2016 are as follows (dollars in thousands):

	Fair Value at December 31, 2015	Transfers in / (out)	Reclassification	Purchases (Sales and Settlement) (1)	Amortization and Accretion of Fixed Income Premiums and Discounts	Realized and Unrealized Gains	Fair Value at December 31, 2016	Change in Unrealized appreciation (depreciation) for Investments held as of December 31, 2016
Senior Secured First Lien Debt	$2,525	$533	$(525)	$12,349	$-	$-	$14,882	$(586)
Senior Secured Second Lien Debt	8	356	-	139	-	15	518	(513)
Senior Unsecured Debt	132	188	-	-	4	1	325	(205)
Equity Securities	3,126	(51)	525	244	-	5,740	9,584	5,740
Total	$5,791	$1,026	$-	$12,732	$4	$5,756	$25,309	$4,436

(1)	Includes purchases of new investments, effects of refinancing and restructurings, PIK interest, net proceeds from investments sold and principal payments received.

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

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2017 (dollars in thousands):

					Range
	Fair Value	Valuation Technique	Unobservable Input	Mean	Minimum	Maximum
Senior Secured First Lien Debt	$20,237	Discounted Cash Flow analysis / EBITDA multiples / Enterprise Value	Transaction Value Market premium for loan interest rate	$20,237	$20,237	$20,237
Senior Secured Second Lien Debt	179	Liquidation	Transaction Value	179	179	179
Senior Unsecured Debt	148	Liquidation	Transaction Value	148	148	148
Equity Securities	26,721	Income Approach / Market Approach	Transaction Value / Discounted Cash Flows	26,721	22,427	26,721
Total	$47,285

As part of liquidation analysis, the Fund performs a leveraged buyout analysis of its portfolio companies and calculates asset coverage and recovery value for each individual loan.

The $25.67million (Ansgar Media,, LLC, Geocommerce, Inc. and Nima, LLC) of the $26.72 million equity securities were valued using the Discounted Cash Flow (DCF) and Guideline Public Company (GPC) method. The range of discount rate used for DCF method was 30% to 75% and the range for EBITDA multiple used for GPC method was 2.5x to 15x.

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2016 (dollars in thousands):

					Range
	Fair Value	Valuation Technique	Unobservable Input	Mean	Minimum	Maximum
Senior Secured First Lien Debt	$14,882	Discounted Cash Flow analysis / EBITDA multiples / Enterprise Value	Transaction Value Market premium for loan interest rate	$14,882	$14,882	$14,882
Senior Secured Second Lien Debt	518	Liquidation	Transaction Value	518	518	518
Senior Unsecured Debt	325	Liquidation	Transaction Value	325	325	325
Equity Securities	9,584	Income Approach / Market Approach	Transaction Value / Discounted Cash Flows	12,825	9,584	16,066
Total	$25,309

The primary significant unobservable inputs used in the fair value measurement of the Fund's senior secured second lien debt and senior unsecured debt were the fair value of the exchanged bonds/equity offered by the issuer or the price as evidenced by trades in the secondary market (Colt Defense, LLC, Claire's Stores Gibraltar T/L, two Logan's Roadhouse, Inc. and Nuverra Environmental Co.).

The composition of the Fund’s investments as of December 31, 2017, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Investments – Money Market	$18	$18	0.0%
Senior Secured First Lien Debt	19,867	20,427	43.0
Senior Secured Second Lien Debt	165	179	0.4
Senior Unsecured Debt	1,800	161	0.3
Equity Securities	7,621	26,728	56.3
Total	$29,471	$47,513	100.0%

The composition of the Fund’s investments as of December 31, 2016, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Investments – Money Market	$157	$157	0.4%
U.S. Government Securities	7,195	7,173	17.7
Senior Secured First Lien Debt	15,734	17,050	42.1
Senior Secured Second Lien Debt	3,053	520	1.3
Senior Unsecured Debt	8,108	4,882	12.0
Senior Subordinated Debt	1,320	1,050	2.6
Equity Securities	6,015	9,670	23.9
Total	$41,582	$40,502	100.0%

Purchases and sales and repayments of securities during the year ended December 31, 2017, other than short-term securities and U.S. government obligations, were $7.8 million and $17.3 million, respectively. Purchases and sales and repayments of securities during the year ended December 31, 2016, other than short-term securities and U.S. government obligations, were $36.5 million and $30.6 million, respectively. Purchases and sales and repayments of securities during the year ended December 31, 2015, other than short-term securities and U.S. government obligations, were $23.2 million and $19.7 million, respectively.

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

The managing members of VII Peaks Capital are also officers of Alesiatec. Inc, a software technology. In 2016, GeoCommerce made a non-recurring engineering payment of $400,000 to Alesiatec to use Alesiatec software technology. In addition, Alesiatec also issued $100,000 of Series A stock to GeoCommerce to use GeoCommerce’s online database technology.

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

Due from related party of $196,000 at December 31, 2017 consists of approximately $35,000 of true up for management fees from writing down certain portfolio investments at the end of a quarter in prior quarters, $45,000 in Blue Sky state filing fees paid by the Fund instead of our Manager, $25,000 in allocation of the Directors and Officers insurance policy costs to our Manager, and $91,000 in expenses related to legal and other operational costs allocated to our Manager instead of the Fund.

 Due from related party at December 31, 2016 of $239,000 consisted of approximately $67,000 of true up for management fees from writing down certain portfolio investments at the end of a quarter in prior quarters, $67,000 in Blue Sky state filing fees by the Fund instead of our Manager, $13,000 in allocation of the Directors and Officers insurance policy costs to our Manager, and $90,000 in expenses related to legal and other operational costs allocated to out Manager instead of the Fund.

Due diligence fees received by the Fund from the borrowers related to the Fund’s direct lending transactions are remitted to our Manager, VII Peaks Capital, LLC, as the collateral and administrative agent for the loans. Due diligence fees received are not revenues or expenses of the Fund and therefore are not reflected in the financial statements. Fees for the year ended December 31, 2017, 2016 and 2015 totaled $222,500, $475,000 and $25,000, respectively.

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

Under the investment advisory agreement, the Manager is entitled to a base management and incentive fee as outlined in the investment advisory agreement with the Fund. The single rate base management fee is 2% of net assets below $100.0 million; 1.75% of net assets between $100.0 million and $250.0 million; and 1.5% of net assets over $250.0 million. For the years ended December 31, 2017, 2016 and 2015, the Fund incurred $0.9 million, $0.6 million and $0.8 million of base management fees, respectively.

The incentive fee has two parts. The first part, the subordinated incentive fee on income, is calculated and payable quarterly in arrears based upon the Fund’s “pre-incentive fee net investment income” for the immediately preceding quarter. The subordinated incentive fee on income is 20% of pre-incentive net investment income subject to a quarterly return to investors, expressed as a rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, of 2.0% (8.0% annualized). The second part of the incentive fee, the incentive fee on capital gains, is an incentive fee on capital gains earned on liquidated investments from the portfolio and is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement). This fee equals 20% of the Fund’s incentive fee capital gains, which will equal the Fund’s realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains and incentive fees. For the years ended December 31, 2017, 2016 and 2015, the Fund did not incur any incentive fees related to net investment income or capital gains.

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

On July 10, 2012, the Fund had raised sufficient proceeds to break escrow on its IPO and through December 31, 2017, the Fund has issued 6.8 million shares of common stock net of 301,413 treasury shares, for gross proceeds of $63.8 million including the purchases made by the Manager.

During the year ended December 31, 2017, the Fund did not sell any shares of common stock as its prospectus was not effective. Also, for the year ended December 31, 2017, there were no treasury shares repurchased.

Note 6. Borrowings

Wells Fargo Credit Facility

On August 4, 2015, the Fund entered an agreement with Wells Fargo Advisors, LLC for a revolving line of credit. The amount the Fund could borrow was based upon the value of cash deposited in an account at Wells Fargo Advisors, LLC and the treasury notes that Wells Fargo purchased, which served as collateral for the loan. As of December 31, 2017 and December 31, 2016, the outstanding balance under this credit line was $0 and $6.4 million, respectively.

At the end of March 2017, the Fund began selling the treasury notes that Wells Fargo held as collateral for the line of credit. The line was paid off in April 2017 and the remaining securities held at Wells Fargo were transferred to U.S. Bank National Association, the Fund’s administrator. In May 2017, the line of credit and corresponding collateral account were closed at Wells Fargo.

Note 7.  Income Taxes

The Fund has elected to be treated as a RIC under Subchapter M of the Code. As a RIC, the Fund is not taxed on any investment company taxable income or capital gains which it distributes to shareholders. The Fund intends to make the requisite distributions to its stockholders which will relieve the Fund from U.S. federal income taxes. Accordingly, no provision for U.S. federal income tax has been made in the financial statements.

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal tax regulations, which may differ from amounts in accordance with U.S. GAAP and those differences could be material.

Significant U.S. federal tax reform legislation was recently enacted that, among other things, permanently reduces the maximum federal corporate income tax rate, reduces the maximum individual income tax rate (effective for taxable years 2018 through 2025), restricts the deductibility of business interest expense, changes the rules regarding the calculation of net operating loss deductions that may be used to offset taxable income, and, under certain circumstances, requires accrual method taxpayers to recognize income for U.S. federal income tax purposes no later than the income is taken into account as revenue in an applicable financial statement.

We cannot predict with certainty how any future changes in the tax laws might affect us, our investors or our portfolio investments. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our investors of such qualification, or could have other adverse consequences. Investors are urged to consult with their tax advisor regarding tax legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our securities.

Note 8.  Earnings (Loss) Per Share

In accordance with the provisions of FASB ASC 260, Earnings per Share (“ASC 260”), net increase (decrease) in net assets per share is computed by dividing net increase (decrease) in net assets resulting from operations available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and their related impact, are considered when calculating diluted net increase in net assets from operations per share.

The following information sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets from operations per share for the years ended December 31, 2017, 2016 and 2015 (dollars in thousands except share and per share amounts):

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2017	2016	2015
Basic and diluted:
Net increase (decrease) in net assets resulting from operations	$16,906	$7,614	$(13,359)
Weighted average common shares outstanding	6,403,225	6,256,208	6,077,127
Net increase (decrease) in net assets resulting from operations, per share	$2.64	$1.22	$(2.20)

The Fund had no potentially dilutive securities as of December 31, 2017, resulting in the same number of shares for basic and diluted computations.

Note 9. Tender Offer Program

We do not currently intend to list our shares on any securities exchange and do not expect a public market for them to develop in the foreseeable future. Therefore, shareholders should not expect to be able to sell their shares promptly or at a desired price. Beginning with the fourth calendar quarter of 2013, and on a quarterly basis through June 30, 2015, the Board of Directors approved a tender offer to repurchase shares of our common stock at a price equal to 90% of our offering price on the date of repurchase. In the third quarter of 2015, the Board of Directors decided to suspend the repurchase program, as the Fund was not raising any new capital. When a tender offer is approved by the Board of Directors, we intend to limit the number of shares to be repurchased during any calendar year to 20% of the weighted average number of shares outstanding in the prior calendar year, or 5.0% in each quarter, though the actual number of shares that we offer to repurchase may be less considering the limitations noted above. We will offer to repurchase such shares on each date of repurchase at a price equal to 90% of our offering price. For the year ended December 31, 2017, no tender offer was approved by the Board of Directors.

The following table reflects certain information regarding the tender offers that we have conducted since January 2015:

For the period ended	Repurchase Date	Shares Repurchased	Percent of Shares Tendered that were Repurchased	Repurchase Price Per Share	Aggregate Consideration For Repurchased Shares (‘000s)*
March 31, 2015	March 30, 2015	5,811	100%	$8.775	$51
June 30, 2015	June 29, 2015	215,935	69%	8.775	1,895
September 30, 2015	September 30, 2015**	—	—	—	—
December 31, 2015	December 31, 2015**	—	—	—	—
March 31, 2016	March 31, 2016**	—	—	—	—
June 30, 2016	June 30, 2016**	—	—	—	—
September 30, 2016	September 30, 2016**	—	—	—	—
December 31, 2016	December 31, 2016**	—	—	—	—
March 31, 2017	March 31, 2017**	—	—	—	—
June 30, 2017	June 30, 2017**	—	—	—	—
September 30, 2017	September 30, 2017**	—	—	—	—
December 31, 2017	December 31, 2017**	—	—	—	—
$1,946

* The difference between an increase in treasury capital and aggregate consideration for repurchased shares is allocated to the capital/owners, equity account dealer fees.

**The Board of Directors did not declare a tender offer for the quarters ended September 30, 2015, December 31, 2015, March 31, 2016, June 30, 2016, September 30, 2016, December 31, 2016, March 31, 2017, June 30, 2017, September 30, 2017, and December 31, 2017.

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

Note 10.  Distributions

Subject to our Board of Director’s discretion and applicable legal restrictions, we have historically declared and paid ordinary cash distributions at a rate equal to 7.35% of our latest offering price per share of $8.75. Prior to the September 30, 2015, we paid distributions on a semi-monthly basis. We changed to paying distributions monthly, when declared by our Board of Directors, in order to reduce costs. We may fund our cash distributions to shareholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, and dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies. We have not established limits on the amount of funds we may use from available sources to make distributions.

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

As of December 31, 2017, the Fund has accrued $0.1 million stockholder distributions that were unpaid. As of December 31, 2016, the Fund had not accrued any distributions that were unpaid.

The following table reflects the distributions per share paid or payable in cash or with the DRIP on the Fund’s common stock since January 2015 (dollars in thousands except per share amounts), as well as the source of the distributions:

Source of Distribution by Cash vs. DRIP:

		Net Investment	Realized Gain From	Return of		Paid in
Period	Per Share	Income	Investments	Capital	Total	Cash	DRIP
January 1, 2015 - March 31, 2015	$0.179154	$153	$52	$824	$1,029	$652	$377
April 1, 2015 - June 30, 2015	0.179154	705	163	243	1,111	719	392
July 1, 2015 - September 30, 2015	0.209015	240	142	904	1,286	836	450
October 1, 2015 - December 31, 2015*	0.170315	—	68	996	1,064	685	379
January 1, 2016 – March 31, 2016 **	0.169969	8	—	1,045	1,053	684	369
April 1, 2016 - June 30, 2016***	0.107188	—	—	669	669	452	217
July 1, 2016 - September 30, 2016****	0.214372	305	—	1,042	1,347	934	413
October 1, 2016 - December 31, 2016	0.107186	160	78	439	677	473	204
January 1, 2017 – March 31, 2017	0.160779	226	41	754	1,021	721	300
April 1, 2017 - June 30, 2017	0.160779	358	57	611	1,026	735	291
July 1, 2017 – September 30, 2017*****	0.160779	570	—	462	1,032	746	286
October 1, 2017 - December 31, 2017******	0.160779	527	—	512	1,039	609	286
TOTAL	$1.979469	$3,252	$601	$8,501	$12,354	$8,248	$3,962

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

****** For the period from October 1, 2017 to December 31, 2017, the Fund had a realized loss from investments of approximately $3.5 million. That amount is reflected on the source of distributions table below in the distributions from paid in capital amount. The Fund had stockholder distributions payable of $0.1 million.

 The following table shows the percentage of our distributions, which have been funded from net investment income, realized capital gains and paid in capital since January 2015:

Percentage of Distributions by Source:

		Net	Realized	Return
		Investment	Gain From	of
Period	Per Share	Income	Investments	Capital
January 1, 2015 - March 31, 2015	0.179154	15%	5%	80%
April 1, 2015 - June 30, 2015	0.179154	63%	15%	22%
July 1, 2015 - September 30, 2015	0.209015	19%	11%	70%
October 1, 2015 - December 31, 2015	0.170315	—%	6%	94%
January 1, 2016 – March 31, 2016	0.169969	1%	—%	99%
April 1, 2016 - June 30, 2016	0.107188	—%	—%	100%
July 1, 2016 - September 30, 2016	0.214372	23%	—%	77%
October 1, 2016 – December 31, 2016	0.107186	24%	11%	65%
January 1, 2017 – March 31, 2017	0.160779	22%	4%	74%
April 1, 2017 - June 30, 2017	0.160779	35%	6%	59%
July 1, 2017 – September 30, 2017	0.160779	55%	—%	45%
October 1, 2017 – December 31, 2017	0.160779	50%	—%	50%

The following table reflects the sources of the cash distributions on a tax basis that the Fund has paid on its common stock (dollars in thousands) during the fiscal years ended December 31, 2017, 2016 and 2015:

Source of Distributions:	Year ended December 31, 2017		Year ended December 31, 2016		Year ended December 31, 2015
Distributions from net investment income	$1,681	40.8%	$473	12.6%	$830	18.5%
Distributions from realized gains	98	2.4%	78	2.1%	425	9.5%
Distributions from paid in capital	2,339	56.8%	3,195	85.3%	3,235	72.0%
Total	$4,118	100.0%	$3,746	100.0%	$4,490	100.0%

There were no distributions paid with borrowings, non-capital gain proceeds from sale of assets, distribution on account of preferred and common equity.

We expect to continue paying distributions at the same distribution rate, based on the current offering price, and that a substantial part of those distributions will constitute a return of capital for the foreseeable future subject to Board approval. Our distributions will continue to constitute return of capital until our net investment income is sufficient to support our distribution rate, which will probably not occur until our Manager enters into an expense support agreement with us, our mix of interest and dividend paying assets increase, or our assets increase enough to lower our expense ratio, which we do not expect to occur until we have significantly more net assets than we do at present.

When the Fund is able to raise new capital, it incurs offering expenses of 1.5% of the gross offering proceeds. However, the Fund has not been able to raise additional capital since April 2015. The chart below shows the percentages of distributions from net investment income excluding offering costs: (dollars in thousands)

	Offering Expenses	Distribution from Net Investment Income excluding offering costs	% Distribution from Net Investment Income excluding offering costs	% Distributions from Realized Gains excluding offering costs	% Distributions from Paid In Capital excluding offering costs
2017	$—	$1,681	41%	2%	57%
2016	$—	$473	13%	2%	85%
2015	$96	$926	21%	9%	70%

Note 11.  Commitments and Contingencies

Unfunded commitments as of December 31, 2017 and December 31, 2016 were as follows: (dollars in thousands)

Name of Portfolio Company	Investment Type	December 31, 2017	December 31, 2016
Vieste Group, LLC	Senior Secured First Lien Debt	$1,870	$—
		$1,870	$—

The Fund entered into a Senior Secured First Lien Loan Agreement with Vieste Group, LLC on April 7, 2017, for a total loan amount of $4,250 thousand. As of December 31, 2017, the Fund has loaned Vieste Group, LLC $2,380 thousand; the time and amounts of the additional $1,870 thousand in funding will be at the mutual agreement between the Fund and Vieste Group, LLC.

From time to time, the Fund is involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any certainty, management is of the opinion, based on the advice of the legal counsel, that final disposition of any litigation should not have a material adverse effect on the financial position of the Fund.

Note 12.  Financial Highlights

The following is a schedule of financial highlights for the years ended December 31, 2017, 2016, 2015, 2014 and 2013:

	For the year ended December 31, 2017	For the year ended December 31, 2016	For the year ended December 31, 2015	For the year ended December 31, 2014	For the year ended December 31, 2013
Per share data:
Net asset value, beginning of period	$5.31	$4.61	$7.34	$8.70	$8.77

Results of operations (1)
Net investment income	0.26	0.07	0.14	0.19	0.37
Net realized gain (loss) on investments	(0.61)	(2.12)	0.06	0.04	0.18
Net unrealized appreciation (depreciation) on investments	2.99	3.27	(2.40)	(1.46)	(0.23)
Net increase (decrease) in net assets resulting from operations	2.64	1.22	(2.20)	(1.23)	0.32

Stockholder distributions (2)
Distributions from net investment income	(0.26)	(0.08)	(0.14)	(0.19)	(0.37)
Distributions from realized gains	(0.02)	(0.01)	(0.06)	(0.04)	(0.18)
Distributions from capital	(0.37)	(0.51)	(0.54)	(0.50)	(0.24)
Net decrease in net assets resulting from stockholder distributions	(0.65)	(0.60)	(0.74)	(0.73)	(0.79)

Capital share transactions
Impact from issuance of common stock (3)	—	—	0.21	0.60	0.40
Impact from reinvestment of stockholder distributions (4)	0.07	0.10	—	—	—
Net increase in net assets resulting from capital share transactions	0.07	0.10	0.21	0.60	0.40
Other (5)	(0.02)	(0.02)	—	—	—
Net asset value, end of period	$7.35	$5.31	$4.61	$7.34	$8.70
Shares outstanding at end of period	6,477,563	6,337,606	6,181,515	5,546,292	3,151,376
Total return (7)	49.52%	23.62%	(31.96)%	(8.88)%	7.72%
Ratio/Supplemental data:
Net assets, end of period (in thousands)	$47,633	$33,682	$28,490	$40,688	$27,424
Average net assets (in thousands)	$43,106	$31,831	$39,246	$36,686	$21,372
Ratio of net investment income to average net assets (6) (9)	3.90%	1.47%	2.12%	2.23%	3.73%
Ratio of operating expenses to average net assets (6) (9)	5.92%	8.33%	6.83%	6.65%	4.03%
Ratio of expenses reimbursed to average net assets (9)	—%	0.65%	—%	—%	3.63%
Portfolio turnover ratio (8)	17.65%	83.71%	56.67%	36.08%	59.80%

(1)	The per share amounts were derived by using the weighted average shares outstanding during the period. There was no expense waiver and reimbursement for the years ended December 31, 2017, December 31, 2016, December 31, 2015 and December 31, 2014. Net investment income per share excluding the expense reimbursements equals ($0.06) for the year ended December, 31, 2013.
(2)	The per share data for distributions reflects the actual amount of distributions declared per share during the period.
(3)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Fund’s continuous offering.
(4)	The impact from reinvestment of stockholder distributions on a per share basis reflects the incremental net asset value changes as a result of the reinvestment of stockholder distributions.
(5)	Includes the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.
(6)	The ratios are after giving effect to amounts reimbursed by the Manager under an expense reimbursement agreement. See “Note 4 – Related Party Transactions.” For the years ended December 31, 2017, December 31, 2016, December 31, 2015 and December 31, 2014, there was no expense waiver and reimbursement. For the year ended December 31, 2013, excluding the expense reimbursement, the ratio of net investment income and operating expenses to average net assets is (0.14)% and 7.90%, respectively.
(7)	Total return is calculated assuming a purchase of shares at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. For the years ended December 31, 2017, December 31, 2016, December 31, 2015 and December 31, 2014, there was no expense reimbursement. The total return based on net asset value for the year ended December 31, 2013, includes the effect of the expense reimbursement which equaled 3.63%.
(8)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or purchases over the average of the invested assets at fair value.
(9)	Ratios calculated based on average net assets using current and prior 3 quarters’ net assets.

Note 13.  Selected Quarterly Data (Unaudited)

The following is the quarterly results of operations for the years ended December 31, 2017 and 2016. The operating results for any quarter are not necessarily indicative of results for any future period (dollars in thousands except share and per share amounts):

	Quarter Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Investment income	$1,148	$1,105	$1,002	$979
Operating expenses	621	535	644	753
Net investment income	527	570	358	226
Realized and unrealized gain, net	3,976	445	6,696	4,108
Net increase in net assets resulting from operations	$4,503	$1,015	$7,054	$4,334
Per share information - basic and diluted
Net investment income	$0.08	$0.09	$0.06	$0.04
Net increase in net assets resulting from operations	$0.70	$0.16	$1.10	$0.68
Weighted average shares outstanding	6,455,063	6,420,505	6,385,751	6,350,239

	Quarter Ended
	December 31, 2016	September 30, 2016 (restated) (1)	June 30, 2016 (restated) (1)	March 31, 2016
Investment income	$785	$959	$739	$637
Operating expenses	625	654	743	629
Net investment income (loss)	160	305	(4)	8
Realized and unrealized gain, net	812	1,630	4,132	571
Net increase in net assets resulting from operations	$972	$1,935	$4,128	$579
Per share information - basic and diluted
Net investment income	$0.03	$0.05	$0.00	$0.00
Net increase in net assets resulting from operations	$0.15	$0.31	$0.66	$0.09
Weighted average shares outstanding	6,313,427	6,276,081	6,237,728	6,196,289

(1)	For the quarters ended September 30, 2016 and June 30, 2016, the investment income, net investment income and realized and unrealized gain, net amounts are different than previously reported as a result of the correction of an accounting error.

Note 14.  Subsequent Events

Management of the Fund has evaluated subsequent events in the preparation of the Fund’s financial statements and has determined that no events require recognition or disclosure in the financial statements except for the following:

On March 5, 2018, the Fund sold the $1 million Digital Golf Technologies Senior Secured First Lien Loan, at par, to a private party. The Fund still holds a warrant for 22,222 shares of Series A Preferred Stock in Digital Golf.

On March 6, 2018, the Board of Directors of the Fund declared two monthly distributions and consented to keep the annual distribution rate at 7.35% of the current $8.75 gross offering price. The distributions were to shareholders of record on March, 6, 2018, payable March 30, 2018 and to shareholders of record on April 2, 2018, payable April 30, 2018. However, the March distribution was not paid until May 17, 2018 due to the default of the loans and interest from two of the portfolio companies, GeoCommerce, Inc. and Nima, LLC. On September 28, 2018, the Board of Directors of the Company revised the previously declared distribution for April 2018 and declared a monthly distribution of $.00384 per share. This distribution year to date, reflects a reduced 2.23% annualized distribution rate based on the current offering price of $8.75. The distribution was to stockholders of record on September 28, 2018, and paid on October 3, 2018. As of the issuance date of these financial statements, there have been no additional declarations of distributions.

On June 6, 2018, the Fund amended the Senior Secured First Lien Loan Agreement with GeoCommerce, Inc., governing its $1.5 million note originally entered into on April 27, 2016 with a maturity date of April 27, 2018, to extend the maturity date to June 22, 2018. As part of this amendment, the Fund received a warrant for an additional 375,000 shares. The interest rate accrued from the original maturity date of April 27, 2018 to the amended maturity date of June 22, 2018 at a rate of 14% per annum. Because the loan was not repaid by the amended maturity date of June 22, 2018, interest is now accruing at a rate of 16% per annum. As of the date of this filing, only partial repayments of $366,333 have been made. GeoCommerce, Inc. requested a loan extension, which we sent along with our reservation of rights letter. However, GeoCommerce, Inc. has not taken any action on the loan extensions as they are working to secure financing to repay the loan.

On June 6, 2018, the Fund amended the Senior Secured First Lien Loan Agreement with GeoCommerce, Inc., governing its $1 million note originally entered into on May 15, 2016 with a maturity date of May 15, 2018, to extend the maturity date to June 30, 2018. As part of this amendment, the Fund received a warrant for an additional 125,000 shares. The interest rate accrued from the original maturity date of May 15, 2018 to the amended maturity date of June 30, 2018 at a rate of 14% per annum. Because the loan was not repaid by amended maturity date of June 30, 2018, interest is accruing at a rate of 16% per annum. As of the date of this filing, the loan has not been repaid. GeoCommerce, Inc. requested a loan extension, which we sent along with our reservation of rights letter. However, GeoCommerce, Inc. has not taken any action on the loan extensions as they are working to secure financing to repay the loan. GeoCommerce, Inc. is also currently in default of its loan agreement originally entered into on October 14, 2016.

Nima, LLC is currently in default of three of their loans totaling $3,436,750. We are currently in discussion with Nima, LLC to either extend the loans or renegotiate the terms.

On September 11, 2018, the Fund sold 30,714 shares of UCI International common stock for a net of $502,942 to a private party.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a)	Dismissal of BPM LLP

(1)	Effective June 27, 2016, we dismissed BPM LLP as our principal independent registered public accounting firm. Our audit committee approved the dismissal of BPM LLP.

(2)	The report of BPM on our financial statements for the fiscal years ended December 31, 2015 and 2014 did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope or accounting principles.

(3)	During the fiscal year ended December 31, 2015 and during the subsequent period through the date of BPM’s dismissal, there were no disagreements between us and BPM, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to the satisfaction of BPM, would have caused BPM to make reference thereto in its report on our audited financial statements. In connection with the audits of the fiscal years ended December 31, 2015 and 2014, and the interim period ended March 31, 2016, there have been no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K).

(b)	Engagement of OUM & Co. LLP

(1)	Effective June 27, 2016, we engaged OUM & Co. LLP (“OUM”) as our independent registered public accounting firm. The engagement was approved by the board of directors, which also serves the role of audit committee.

(2)	In connection with our appointment of OUM as our independent registered accounting firm, we had not consulted OUM on any matter relating to the application of accounting principles to a specific transaction, either completed or contemplated, or the type of audit opinion that might be rendered on our financial statements.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K and determined that the disclosure controls and procedures were not effective.

Management’s report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rules 13a-15(f) and 15d-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, and effected by the Fund’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Based on our management’s evaluation under the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), management concluded that our internal controls over financial reporting were not effective as of December 31, 2017.

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

Management had concluded it had material weaknesses resulting from the following:

The Fund has not been able to file its December 31, 2017 10-K report or its subsequent 2018 10-Q reports in a timing manner. The Fund had to wait for the financial statements from its privately held portfolio companies. Those companies are not required to file audited financial statements and therefore do not have the same reporting deadlines as the Fund. Once financial statements are received by the Fund, they are forwarded to a third-party to prepare independent valuations of the warrants issued by those companies. To avoid these delays in the future, management has concluded that it will use the financials from those privately held portfolio companies for the period ending September 30 to provide to its third-party valuation firm to prepare the December 31 valuations, if their December 31 financials are not available by January 30 of the following year. Management plans to bring in additional outside resources with US GAAP reporting experience to help complete financial statements in a timely manner.

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

We believe these material weaknesses will be remediated by the additional controls and procedures that have been implemented.

Change in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2017 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except as noted above regarding financial statements from privately-held portfolio companies.

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

Directors

On July 23, 2018, independent director Jeya Kumar, resigned from the Board to pursue other professional opportunities. Concurrently, Stephen Shea, an interested director, resigned from the Board in order to permit the Company to maintain a majority of independent directors as required pursuant to certain provisions of the Investment Company Act of 1940. The following persons serve as our current directors and on the committees indicated:

Nominee	Age	Director Since	Independent	Expiration of Term	Principal Occupation or Affiliation	Committees
Robert Winspear	53	2012	Yes	2020	President of Winspear Investments, LLC	Audit, Nominating and Corporate Governance
Gurpreet (Gurprit) S. Chandhoke	44	2012	No	2018	Director and Member of Audit Committees	Chairman
Amit Mahajan	43	2012	Yes	2018	Director at PineBridge Investments	Nominating and Corporate Governance

Executive Officers

The following persons serve as our executive officers in the following capacities:

Name	Age	Position Held
Gurpreet (Gurprit) S. Chandhoke	44	Chief Executive Officer and President
Michelle E. MacDonald	51	Chief Financial Officer, Treasurer and Secretary
Douglas Tyre (1)	38	Chief Compliance Officer
Garima Kakani	33	Controller
Milton Balbuena (2)	50	Co-Chief Investment Officer

(1)	Douglas Tyre of Cipperman Compliance Services was appointed Chief Compliance Officer on June 28, 2018 after the previous Chief Compliance Office, Emily Silva, resigned from Cipperman Compliance to pursue other professional opportunities.

(2)	Milton Balbuena was appointed Co-Chief Investment Officer of VII Peaks Capital, LLC, the Fund Manager, in March of 2018.

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

Mr. Chandhoke received a Master of Business Administration in Finance and Entrepreneurship from the Wharton School of Business. Mr. Chandhoke also received a Master’s Degree of Science in Electrical Engineering and a Master Degree of Science in Mechanical Engineering from the University of Minnesota and a Bachelor’s Degree in Electrical Engineering from the Government College of Engineering, University of Pune, India. Mr. Chandhoke was chosen as a J.N. Tata Scholar to pursue his graduate studies in the United States.

Mr. Chandhoke’s broad and extensive investment banking experience and involvement in a number of diverse corporate finance and M&A transactions as well as his experience as Chief Investment Officer for the Manager supports his appointment to the Board.

Robert Winspear

Mr. Winspear has been the President of Winspear Investments LLC, a Dallas based private investment firm specializing in lower middle market transactions, since September 2002. Winspear Investments has made investments in a wide range of industries including banking, real estate, distribution, supply chain management, mega yacht marinas and hedge funds.

Robert Winspear has served as the Chief Financial Officer of Excel Corporation from May 2014 to June 2017. Excel Corporation (OTC: EXCC) provides transaction processing and related services to medium and small businesses in the US.

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

Mr. Winspear is on the Board of Directors of Alpha Financial Technologies/EAM Corporation, located in Grapevine, Texas.

Mr. Winspear’s extensive investment experience as an executive or board member of various private and public companies as well as his investment experience at Winspear Investments support his appointment to the Board.

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

Mr. Mahajan’s extensive experience with investments and private equity transactions at various companies support his appointment to the Board.

Mr. Mahajan owns interests in the following investment funds managed by the Manager:

Name of Director	Name of Owners and Relationships to Director	Company	Title of Class	Value of Securities		Percent of Class
Amit Mahajan	CXI Valley I, LLC (1)	VII Peaks Venture Capital II, LLC (2)	Series A-1 Preferred Shares	$—	(3)	—%

(1)	Mr. Mahajan and his spouse are the owners of CXI Valley I, LLC.

(2)	VII Peaks Capital, LLC is the managing member of the Fund. In addition, the Class A Interests are entitled to receive their pro rata share of a royalty payable by VII Peaks Capital, LLC in the amount of $25,000 per month.

(3)	Valuation is the capital account value as of December 31, 2016.

Information about Executive Officers Who Are Not Directors

The following information pertains to our executive officers who are not directors of the Fund.

Name, Address and Age	Position(s) Held with Company	Principal Occupation(s) during Past Five Years
Michelle E. MacDonald (51)	Chief Financial Officer, Treasurer and Secretary	Vice President of Compliance for VII Peaks Capital, LLC since August 2014; Chief Compliance Officer at KBR Capital Markets from April 2013 to September 2013; Chief Financial Officer for a real estate fund manager from July 2012 to April 2013; Chief Operating Office for a broker dealer from May 2006 to December 2012; instructor and tutor in securities licensing review courses from 1998 to 2015.
Douglas Tyre (38)	Chief Compliance Officer	Assistant Compliance Director of Cipperman Compliance LLC 2014 to present; Chief Services & Operations Specialist – Senior Associate of Echo Point Investment Management 2010-2014.
Milton Balbuena (50)	Co-Chief Investment Officer	Co-Chief Investment Officer VII Peaks Capital, LLC since March 2018; CEO and CIO Blue Hall Capital since March 2013; Chief Investment Officer for Contango Capital Advisors from 2004 to 2011; Research Analyst Charles Schwab from 2000 to 2002.
Garima Kakani (33)	Controller	Senior Analyst with VII Peaks Capital, LLC since December 2013; Manager of Reporting and Analytics with KBR Capital Markets from March 2011 to September 2013; Various positions at D.E. Shaw (Indian branch) from March 2007 to September 2009.

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

Committees of the Board of Directors

Our Board of Directors has the following committees:

Audit Committee and Financial Expert. The audit committee is responsible for selecting, engaging and discharging our independent accountants, reviewing the plans, scope and results of the audit engagement with our independent accountants, approving professional services provided by our independent accountants (including compensation therefore), reviewing the independence of our independent accountants and reviewing the adequacy of our internal controls over financial reporting. The sole member of the audit committee is Robert Winspear, who is an independent director. Robert Winspear also serves as the chairman of the audit committee. Our Board of Directors has determined that Robert Winspear is an “audit committee financial expert” as defined under SEC rules.

Nominating and Corporate Governance Committee. The nominating and corporate governance committee selects and nominates directors for election by our stockholders, selects nominees to fill vacancies on our Board of Directors or a committee thereof, develops and recommends to our Board of Directors a set of corporate governance principles and oversees the evaluation of our Board of Directors and our management. The nominating and corporate governance committee is currently composed of Amit Mahajan and Robert Winspear, both are independent.

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

Risk Oversight and Board Structure

Through its direct oversight role, and indirectly through its committees, the Board of Directors performs a risk oversight function for the Fund consisting of, among other things, the following activities: (1) at regular and special board meetings, and on an ad hoc basis as needed, receiving and reviewing reports related to the performance and operations of the Fund; (2)reviewing and approving, as applicable, the compliance policies and procedures of the Fund; (3) meeting with, or reviewing reports prepared by, the representatives of key service providers, including the investment adviser, administrator, distributor, transfer agent, custodian and independent registered public accounting firm of the Fund, to review and discuss the activities of the Fund and to provide direction with respect thereto; and (4) engaging the services of the chief compliance officer of the Fund to test the compliance procedures of the Fund and its service providers. Gurpreet Chandhoke, who is an “interested person” of the Fund as defined in Section 2(a)(19) of the 1940 Act, serves as both the chief executive officer and chairman of the Board of Directors. The Board of Directors feels that Mr. Chandhoke, as chief executive officer of the Fund, is the director with the most knowledge of the Fund’s business strategy and is best situated to serve as chairman of the Board of Directors. The Fund’s charter, as well as regulations governing business development companies generally, requires that a majority of the Board of Directors be persons other than “interested persons” of the Fund, as defined in Section 2(a)(19) of the 1940 Act. The Board of Directors does not currently have a lead independent director. The Board, after considering various factors, has concluded that its structure is appropriate at this time given the fact that it is a newly-formed entity with no assets. As the Fund’s assets increase, the Board of Directors will continue to monitor its structure and determine whether it remains appropriate based on the complexity of the Fund’s operations.

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

Compensation Committee Interlocks and Insider Participation

Our board of directors did not have a separate compensation committee during the fiscal year ended December 31, 2017, and as a result our full board served as the compensation committee. Gurpreet Chandhoke and Stephen Shea were the only members of our board of directors who is an officers during the fiscal year ended December 31, 2017. The board does not pay compensation to its officers, and therefore the board of directors did not engage in deliberations regarding executive compensation. Messrs. Chandhoke and Shea are each partial owners of our Manager, which receives compensation under an investment advisory agreement with us.

No executive officer of us served as a member of (i) the compensation committee of another entity of which one of the executive officers of such entity served on our compensation committee (or board committee performing equivalent functions) or (ii) the board of directors of another entity of which one of the executive officers of such entity served on our board, during the fiscal year ended December 31, 2017.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, the Fund’s directors and executive officers, and any persons holding more than 10% of its common stock, are required to report their beneficial ownership and any changes therein to the SEC and the Fund. Specific due dates for those reports have been established, and the Fund is required to report herein any failure to file such reports by those due dates. Based solely on a review of the copies of such reports and written representations delivered to the Fund by such persons, all filings were made timely during the year ending December 31, 2017.

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

Our Manager has an investment committee that is responsible for reviewing, discussing and approving each investment opportunity we seek to pursue. We anticipate that our investment committee will meet once a week to discuss new and existing opportunities and developments on current investments. Our investment committee currently consists of Mr. Chandhoke, our Chief Executive Officer, and Mr. Milton Balbuena, Co-Chief Investment Officer.

We entered into our current investment advisory agreement on August 20, 2013, that was approved by our shareholders on December 13, 2013. The current agreement was in effect for an initial two-year period from the date that it was approved by our shareholders, and is now annually reapproved by a majority of our directors who are not interested persons.

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

On September 11, 2018, the board conducted an annual review of the current advisory agreement. In connection with the foregoing approvals, the Board determined that the Manager had the capabilities, resources and personnel necessary to provide the services to the Fund required under the current advisory agreement. The disinterested members of the board noted that, in their consideration of advisory agreement, they relied upon the information provided to them in connection with their most recent approval of the current advisory agreement. The disinterested members further noted that the Manager confirmed that there were no material changes to such previously provided information.

In voting to approve the advisory agreement, the Board of Directors considered the overall fairness of the advisory agreement and factors it deemed relevant, including, but not limited to: (i) the nature, extent and quality of the services to be provided by the Manager, (ii) the investment performance of the Fund and the Manager’s investment personnel who would manage the Fund, (iii) the proposed fees and expenses of the Fund, including comparative expense information, (iv) the projected profitability of the Fund to the Manager and its affiliates; (v) whether the projected economies of scale would be realized as the Fund grows and whether the proposed breakpoints or any other breakpoints are appropriate and (vi) other benefits that may accrue to the Manager from its relationship with the Fund.

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

Net Asset Value	Annual Retainer Fee	Board Meeting and Committee Meeting Fees (in Person)	Board Meeting and Committee Meeting Fees (by Phone)	Annual Chairperson Fee
$0 to $100 million	$10,000	$500/$250	$250	$1,500
$100 million to $300 million	$20,000	$1,000/$500	$250	$2,500
$300 million to $500 million	$30,000	$1,500/$750	$250	$3,500
Above $500 million	$40,000	$2,000/$1,000	$250	$5,000

The following table sets forth the compensation of the Fund’s directors for the year ended December 31, 2017:

Name	Fees Earned and Payable in Cash	All Other Compensation	Total
Interested Directors
Gurpreet S. Chandhoke	—	—	—

Independent Directors	—	—	—
Amit Mahajan	$11,520	—	$11,520
Robert Winspear	$14,770	—	$14,770

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of November 5, 2018, information with respect to the beneficial ownership of our common stock by:

•	Each person known to us to beneficially own more than 5% of the outstanding shares of our common stock;

•	Each of our directors and executive officers; and

•	All of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. There is no common stock subject to options that are currently exercisable or exercisable within 60 days of the offering. Percentage of beneficial ownership is based on 6,511,714 shares of common stock outstanding as of November 5, 2018.

Shares Beneficially Owned Immediately Prior to This Offering
Name	Number	Percentage
5% Stockholders
None	—	—%
Executive Officers:
Michelle E. MacDonald	—	—%
Douglas Tyre	—	—%
Garima Kakani	—	—%
Interested Directors:
Gurpreet (Gurprit) S. Chandhoke	—	—%
Independent Directors:
Amit Mahajan	—	—%
Robert Winspear	—	—%
All officers and directors as a group (6 persons)	—	—%

The following table sets forth, as of the date of this proxy statement, the dollar range of our equity securities that is expected to be beneficially owned by each of our directors.

Dollar Range of Equity Securities Beneficially Owned
Interested Directors:
Gurpreet (Gurprit) S. Chandhoke	None
Independent Directors:
Amit Mahajan	None
Robert Winspear	None

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Since August 20, 2013, the Fund has been managed by VII Peaks Capital, LLC (the “Manager”).

Investment Advisory Agreement

The Fund has entered into an investment advisory agreement with the Manager to manage the Company’s investment activities dated August 20, 2013. Prior to August 20, 2013, the Fund’s investment activities were managed by the Prior Manager pursuant to an investment advisory agreement that had substantially the same terms as the Fund’s present agreement with the Manager. On September 11, 2018, the non-interested Board Members re-approved the agreement between the Manager and the Fund under the agreement’s existing terms. Pursuant to the investment advisory agreement, the Manager implements the Fund’s business strategy on a day-to-day basis and performs certain services for us, subject to oversight by our Board. The Manager is responsible for, among other duties, determining investment criteria, sourcing, analyzing and executing investment transactions, asset sales, financings and performing asset management duties. Under the investment advisory agreement, the Manager is entitled to a base management and incentive fee as outlined in the investment advisory agreement with the Fund. The base management fee is 2% of net assets below $100 million; 1.75% of net assets between $100 million and $250 million; and 1.5% of net assets over $250 million. For the years ended December 31, 2017, 2016 and 2015, and the Fund incurred $0.9 million, $0.6 million and $0.8 million of base management fees, respectively.

 The incentive fee has two parts. The first part, the subordinated incentive fee on income, is calculated and payable quarterly in arrears based upon the Fund’s “pre-incentive fee net investment income” for the immediately preceding quarter. The subordinated incentive fee on income is 20% of pre-incentive net investment income subject to a quarterly return to investors, expressed as a rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, of 2.0% (8.0% annualized). The second part of the incentive fee, the incentive fee on capital gains, is an incentive fee on capital gains earned on liquidated investments from the portfolio and is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement). This fee equals 20% of the Fund’s incentive fee capital gains, which will equal the Fund’s realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. For the years ended December 31, 2017, 2016 and 2015, the Fund did not incur any incentive fees related to net investment income or capital gains.

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

Administration Agreement

The Fund has also entered into an administration agreement with the Manager under which the Manager provides the Fund with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities and provides or oversees the performance of, the Fund’s required administrative services, which include, among other things, being responsible for the financial records which the Fund is required to maintain and preparing reports to its stockholders. Under the administration agreement, we are obligated to reimburse our Manager for our allocable portion of overhead cost incurred by the Manager. During the years ended December 31, 2017, 2016 and 2015, the Fund reimbursed the Manager for $0.3 million, $0.2 million and $0.2 million in administration expenses under the administration agreement, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The table below summarizes the fees billed for the years ending December 31, 2017 and 2016 by our auditor OUM & Co., LLP.

	2017	2016
Audit Fees	$102,070	$100,377
Audit Related Fees	—	—
Tax Fees	5,500	6,343
Other	9,011	10,311
Total	$116,581	$117,031

Audit Fees: Audit fees include fees for services that normally would be provided by OUM in connection with statutory and regulatory filings or engagements and that generally only an independent accountant can provide. In addition to fees for the audit of our annual financial statements and the review of our quarterly financial statements in accordance with generally accepted auditing standard, this category contains fees for comfort letters, statutory audits, consents, and assistance with and review of documents filed with the SEC.

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

The following exhibits are included, or incorporated by reference to exhibits previously filed with the SEC, in this Annual Report on Form 10-K for the year ended December 31, 2017 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description of Document
3.1	Articles of Incorporation of VII Peaks-KBR Co-Optivist Income BDC II, Inc. (Incorporated by reference to Exhibit (a)(1) to Amendment No. 1 to registration statement on Form N-2 filed on December 19, 2011)
3.2	Articles of Amendment and Restatement of VII Peaks-KBR Co-Optivist Income BDC II, Inc. (Incorporated by reference to Exhibit (a)(2) to Amendment No. 1 to registration statement on Form N-2 filed on March 1, 2012)
3.3	Second Articles of Amendment and Restatement to Articles of Incorporation of VII Peaks-KBR Co-Optivist Income BDC II, Inc. (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on June 28, 2012)
3.4	Articles of Amendment to Articles of Incorporation of VII Peaks Co-Optivist Income BDC II, Inc. (Incorporated by reference to Exhibit (a) to Form 8-K filed on September 16, 2013)
3.5	Bylaws of the Registrant (Incorporated by reference to Exhibit (b) to Amendment No. 1 to registration statement on Form N-2 filed on December 19, 2011)
4.1	Form of Subscription Agreement (Incorporated by reference to Exhibit (d) to Amendment No. 7 to registration statement on Form N-2 filed on July 28, 2014)
4.2	Form of Additional Subscription Agreement ( Incorporated by reference to Exhibit (d) to Amendment No. 7 to registration statement on Form N-2 filed on July 28, 2014)
4.3	Distribution Reinvestment Plan (Incorporated by reference to Exhibit (e) to Amendment No. 2 to the registration statement on Form N-2 filed on February 15, 2012)
10.1	Investment Advisory Agreement between VII Peaks Co-Optivist Income BDC II, Inc. and VII Peaks Capital, LLC dated August 20, 2013 (Incorporated by reference to Exhibit (g) to Form 8-K filed on August 23, 2013)
10.2	Dealer Manager Agreement between VII Peaks Co-Optivist Income BDC II, Inc. and Arete Wealth Management, LLC (Incorporated by reference to Exhibit (h) to Form 8-K filed on March 11, 2016)
10.3	Form of Selected Dealer Agreement (Included as Exhibit A to the Dealer Manager Agreement) (Incorporated by reference to Exhibit (h) to Form 8-K filed on March 11, 2016)
10.4	Form of Custody Agreement (Incorporated by reference to Exhibit (j) to Amendment No. 2 to the registration statement on Form N-2 filed on February 15, 2012)
10.5	Custodian Agreement with Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 30, 2016)
10.6	Administration Agreement between VII Peaks Co-Optivist Income BDC II, Inc. and VII Peaks Capital, LLC dated February 24, 2014 (Incorporated by reference to the Annual Report on Form 10-K filed on March 11, 2014)
10.7	License Agreement between VII Peaks Capital, LLC, VII Peaks-KBR BDC Advisor II, LLC and VII Peaks Co-Optivist Income BDC II, Inc. (Incorporated by reference to Exhibit (k)(2) to Amendment No. 2 to the registration statement on Form N-2 filed on February 15, 2012)

14	Code of Ethics (Incorporated by reference to Exhibit (r) to Amendment No. 2 to the registration statement on Form N-2 filed on February 15, 2012)
21.1*	Subsidiaries of VII Peaks Co-Optivist Income BDC II, Inc.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VII Peaks Co-Optivist Income BDC II, Inc.

Date: November 5, 2018	By	/s/ Gurpreet S. Chandhoke
Gurpreet S. Chandhoke
Chairman of the Board of Directors,
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VII Peaks Co-Optivist Income BDC II, Inc.

Date: November 5, 2018	By	/s/ Gurpreet S. Chandhoke
Gurpreet S. Chandhoke
Chairman of the Board of Directors,
Chief Executive Officer and President
(Principal Executive Officer)

VII Peaks Co-Optivist Income BDC II, Inc.

Date: November 5, 2018	By	/s/ Michelle E. MacDonald
Michelle E. MacDonald
Chief Financial Officer,
Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

Date: November 5, 2018	By	/s/ Amit Mahajan
Amit Mahajan
(Independent Director)

Date: November 5, 2018	By	/s/ Robert Winspear
Robert Winspear
(Independent Director)

